Form 10QSB
period 1997-10-31
FLEMINGTON PHARMACEUTICAL CORP
filed 1998-01-09
CIK 1043873

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended October 31, 1997
                                               ----------------
|_| Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from                      to
                                   ----------------          ----------------

                        Commission file number 000-23399
                        --------------------------------

                      FLEMINGTON PHARMACEUTICAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           New Jersey                                      22-2407152
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S.Employer Identification No.)
 Incorporation or Organization)

                  43 Emery Avenue, Flemington, New Jersey 08822
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 782-3431
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
             -------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the last practicable date.

     Common Stock, $.01 par value per share, 2,597,390 shares outstanding at October 31, 1997

     Transitional Small Business Disclosure Format (check one)

Yes  X     No
    ---       ---


                      FLEMINGTON PHARMACEUTICAL CORPORATION

                              INDEX TO FORM 10-QSB

                                                                                                               Page
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

           Balance Sheets as of October 31, 1997 (unaudited) and July 31, 1997                                   3

           Statements of Operations (unaudited) for the three months ended October 31, 1997 and                  4
              October 31, 1996

           Statement of Cash Flows (unaudited) for the three months ended October 31, 1997 and                   5
              October 31, 1996

           Statement of Changes in Stockholders' Equity (Deficit) (unaudited)                                    6

           Notes to Financial Statements                                                                         7

     Item 2.   Management s Discussion and Analysis of Financial Condition and Results of                        8
           Operations

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                                9

      Item 2.   Changes in Securities                                                                            9

      Item 3.   Defaults Upon Senior Securities                                                                  9

      Item 4.   Submissions of Matters to a Vote of Security Holders                                             9

      Item 5.   Other Information                                                                                9

      Item 6.   Exhibits and Reports on Form 8-K                                                                 9


                      FLEMINGTON PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS


                                                                                          October 31,            July 31,
                                                                                             1997                 1997
                                                                                          -----------         -----------
                                                                                          (Unaudited)           (Note 1)

                                      ASSETS
CURRENT ASSETS:
    Cash and equivalents                                                                  $   128,000         $   217,000
    Accounts receivable - trade, less allowance for
       doubtful accounts of $40,000                                                            95,000             238,000
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                                     -              12,000
    Prepaid expenses and other current assets                                                   7,000               6,000
                                                                                          -----------         -----------
             Total Current Assets                                                             230,000             473,000

 FURNITURE, FIXTURES AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION                              12,000              13,000


 DEFERRED OFFERING COSTS                                                                      135,000              77,000

 DEPOSITS                                                                                      12,000              12,000
                                                                                          -----------         -----------
                                                                                          $   389,000         $   575,000
                                                                                          ===========         ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable - trade                                                              $   253,000         $   216,000
    Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                                40,000             277,000
    Accrued expenses and other current liabilities                                             26,000              19,000
                                                                                          -----------         -----------
             Total Current Liabilities                                                        319,000             512,000
                                                                                          -----------         -----------

7% CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS                                                   300,000             300,000
                                                                                          -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value:
        Authorized 1,000,000 shares, none issued
    Common stock,  $.01 par value:
        Authorized -- 10,000,000 shares
        Issued and outstanding -- 2,597,390 shares                                             26,000              26,000
    Additional paid-in capital                                                                897,000             897,000
    Accumulated Deficit                                                                    (1,153,000)         (1,160,000)
                                                                                          -----------         -----------
             Total Stockholders' Equity (Deficit)                                           (230,000)           (237,000)
                                                                                          -----------         -----------

                                                                                          $   389,000         $   575,000
                                                                                          ===========         ===========

See accompanying notes to financial statements.

                     FLEMINGTON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                October 31,
                                                                       ---------------------------------
                                                                         1997                   1996
                                                                       -----------           -----------
 REVENUES:
    Operating revenues                                                 $   404,000           $   227,000
    Interest income                                                          3,000                 8,000
                                                                       -----------           -----------
                                                                           407,000               235,000
                                                                       -----------           -----------
 COSTS AND EXPENSES:
    Operating expenses                                                     183,000               148,000
    Product development                                                     57,000                 6,000
    Selling, general and administrative expenses                           160,000               121,000
                                                                       -----------           -----------
                                                                           400,000               275,000
                                                                       -----------           -----------

NET INCOME (LOSS)                                                            7,000              (40,000)

PRO FORMA ADJUSTMENT -
    Officers' salary                                                        50,000                50,000
                                                                       -----------           -----------

 PRO FORMA NET INCOME (LOSS)                                           $   (43,000)          $   (90,000)
                                                                       ===========           ===========

 WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                    4,279,390             4,279,390
                                                                       ===========           ===========

 PER COMMON SHARE:
    Net income (loss)                                                  $        --           $      (.01)
                                                                       ===========           ===========

    Pro forma net income (loss)                                        $      (.01)          $      (.02)
                                                                       ===========           ===========

See accompanying notes to financial statements.

                     FLEMINGTON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                     October 31,
                                                                                          -----------------------------------
                                                                                              1997                   1996
                                                                                          -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                    $      7,000         $    (40,000)
     Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation                                                                                2,000                1,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                                     143,000              107,000
       Deposits                                                                                     --                3,000
       Prepaid expenses and other current assets                                                (1,000)               1,000
       Costs and estimated earnings in excess of billings on uncompleted contracts              12,000                   --
       Accounts payable - trade                                                                 94,000              (41,000)
       Billings in excess of costs and estimated earnings
         on uncompleted contracts                                                             (237,000)                  --
       Accrued expenses and other current liabilities                                          (50,000)                  --
                                                                                          ------------          ------------
         Net cash flows from operating activities                                              (30,000)              31,000
                                                                                          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchase of property and equipment                                                         (1,000)              (2,000)
                                                                                          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
     Increase in deferred offering costs                                                       (58,000)                  --
                                                                                          -------------         ------------
NET CHANGE IN CASH                                                                             (89,000)              29,000

CASH, BEGINNING OF YEAR                                                                         217,000             115,000
                                                                                          -------------         ------------

CASH, END OF YEAR                                                                         $     128,000         $   144,000
                                                                                          =============         ============


SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                        $         --          $        --
                                                                                          ============          ============

     Income taxes paid                                                                    $         --          $        --
                                                                                          ============          ============

See accompanying notes to financial statements.

                     FLEMINGTON PHARMACEUTICAL CORPORATION

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                    Common Stock
                                               -------------------------                                             Stockholders'
                                                                 Par              Paid-in         Accumulated            Equity
                                               Shares           Value             Capital           Deficit             (Deficit)
                                             -----------       ---------       ------------        -----------       -------------
BALANCE, JULY 31, 1997                         2,597,390       $  26,000        $   897,000        $(1,160,000)       $   (237,000)

THREE MONTHS ENDED OCTOBER 31, 1997
 (Unaudited) -
     Net income                                       --              --                 --              7,000               7,000
                                             -----------       ---------       ------------        -----------       -------------

BALANCE, OCTOBER 31, 1997 (Unaudited)          2,597,390       $  26,000        $   897,000        $(1,153,000)       $   (230,000)
                                             ===========       =========        ===========        ===========        ============

See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



Note 1   -      Basis of Presentation:

                The financial statements presented herein are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made in the interim statements. Results of operations for interim periods are not necessarily indicative of the operating results for a full year.

                Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Registration Statement on Form SB-2 (File No. 333-33201), as amended, of Flemington Pharmaceutical Corporation (the "Company"), which became effective on November 19, 1997.

Note 2   -      Subsequent Events:

                A. Initial Public Offering - In November 1997, the Company successfully closed an offering of its securities ["Public Offering" or "Offering"]. The Offering provided for the sale of 675,000 units at a per unit price of $5.90, each unit consisting of one share of common stock, par value $.01 per share and one redeemable Class A common stock purchase warrant with an exercise price of $5.80 per share, subject to adjustment. As part of the Offering, the underwriter exercised part of its over-allotment option to purchase an additional 5,000 units. As a result of the Offering, the Company received proceeds, net of offering costs and underwriting discounts, of approximately $3,051,000.

                B. Bridge Financing Conversion - In November 1997, upon the consummation of the Public Offering, two of the Company's officer shareholders converted a total of $300,000 of the Company's notes payable to them into an aggregate of 600,000 shares of the Company's common stock in accordance with the terms of the notes.

                C.    Status of Underwriter -

                      Monroe Parker Securities, Inc., the representative of several underwriters involved in underwriting the Company's Public Offering ceased market making activities in the Company's securities in late December 1997, and on January 5, 1998 was the subject of a complaint issued by the National Association of Securities Dealers, Inc. ("NASD") for alleged violations of the NASD's rules in 1994 and 1995. These alleged violations have no connection with the Company's securities.

Part I, Item 2. Management's Discussion and Analysis

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operations through July 31, 1995, and also for the year ended July 31, 1997 ["Fiscal 1997], giving rise to an accumulated deficit at October 31, 1997 of approximately $1,153,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997 and may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the joint development, testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

Results of Operations

The three months ended October 1997 [the "1997 Period"] and October 1996 [the "1996 Period"]

Revenues for the 1997 Period increased approximately $177,000 or 77% to $404,000 from $227,000 for the 1996 Period. The revenue increase for the 1997 period was primarily attributable to the completion of studies in progress from July 31, 1997.

Total costs and expenses for the 1997 Period increased approximately $125,000 or 45% to $400,000 from $275,000 for the 1996 Period. The increase is attributable to an approximate $35,000 increase in operating expenses, an approximate $51,000 increase in product development expenses and an approximate $39,000 increase in selling, general and administrative expenses.

The net income for the 1997 Period was $7,000 compared to a net loss of $40,000 for the 1996 Period. This change is attributable primarily to increased revenues associated with the completion of studies in progress from July 31, 1997 offset by a corresponding increase in expenses.

Liquidity and Capital Resources

From its inception, the Company's principal sources of capital have been provided by consulting revenues, conversion of debt, as well as loans and capital contributions from the Company's principal stockholders. At October 31, 1997 the Company had a working capital deficit of approximately $89,000 as compared to working capital of $49,000 at October 31, 1996, representing a net decrease in working capital of approximately $138,000. The report of the

Company's independent auditors on the Company's financial statements for each of the two years ended July 31, 1997 contains an explanatory paragraph expressing substantial doubt with respect to the Company's ability to continue as a going concern without obtaining additional financing. In November 1997, the Company successfully closed an offering of its securities ["Public Offering" or "Offering"]. The offering provided for the sale of 675,000 units, each unit consisting of one share of common stock, par value $.01 per share and one redeemable Class A common stock purchase warrant with an exercise price of $5.80 per share, subject to adjustment. As part of the offering, the underwriter exercised part of its over allotment option to purchase an additional 5,000 units. As a result of the offering, the Company received proceeds, net of offering costs and underwriting discounts, of approximately $3,051,000.

Net cash used in operating activities approximated $30,000 for the 1997 Period compared to net cash provided by operating activities of approximately $31,000 for the 1996 Period. For the 1997 Period, $1,000 was used for investing activities and $58,000 was used for financing activities. Therefore, notwithstanding a $7,000 net income and $40,000 net loss for the 1997 and 1996 Periods, respectively, total cash flow for the 1997 period decreased approximately $96,000 as compared to a $69,000 increase for the 1996 Period. Factors contributing to this decrease included a decrease in accounts receivable of approximately $143,000, an increase in accounts payable and accrued expenses of $44,000, offset by a $225,000 decrease in net billings over costs plus earnings on uncompleted contracts and a $58,000 increase in deferred offering costs for the public offering which was completed in November 1997. The Company, upon the completion of the offering in November 1997, incurred salary obligations of $200,000 and $150,000 per annum to its two executive officers.

Although there can be no assurance, the Company believes that the proceeds from the Public Offering together with revenues from operations, will be sufficient to satisfy its cash requirements for at least the next twenty-four (24) months. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to implement its expansion plan, requiring it to seek additional financing, which may not be available on terms acceptable to the Company, if at all.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. There can be no assurance that the Company's suppliers, creditors, customers and financial service organizations may not be adversely affected by the Year 2000 issue and as a result, there can be no assurance as to the impact of the Year 2000 issue on the Company.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          N/A

Item 2.  Changes in Securities

          N/A

Item 3.  Defaults Upon Senior Securities

          N/A

Item 4.  Submissions of Matters to a Vote of Security Holders

          N/A

Item 5.  Other Information

          N/A

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11. Statement re computation of earnings per share for the three months ended October 31, 1996 and October 31, 1997.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FLEMINGTON PHARMACEUTICAL CORPORATION



                                By:  /s/ Harry A. Dugger, III
                                     -------------------------------------------
                                     Harry A. Dugger, III, President
                                     (Principal Executive and Financial Officer)

                                By:  /s/ John J. Moroney
                                     -------------------------------------------
                                     John J. Moroney, Chairman of the Board


Date:  January 8, 1998