Form 10QSB
period 1998-01-31
FLEMINGTON PHARMACEUTICAL CORP
filed 1998-03-17
CIK 1043873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                 X QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                ---
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the six month period ended January 31, 1998

               ____TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____to_____

                        Commission file number 333-33201

                      FLEMINGTON PHARMACEUTICAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 New Jersey                                  22-2407152
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

              43 Emery Avenue
           Flemington, New Jersey                              08822
  (Address of Principal Executive Offices)                   (Zip Code)

                                  (908)782-3431
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,877,390 shares of common stock outstanding as of January 31,1998.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

                                  Yes    No X
                                     ---   ---

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS


                                                                                January 31,            July 31,
                                                                                    1998                 1997
                                                                              -----------------     ----------------
                                                                                (Unaudited)            (Note 1)
                                   ASSETS
CURRENT ASSETS:
  Cash and equivalents                                                            $  2,956,000          $   217,000
  Accounts receivable - trade, less allowance for
    doubtful accounts of $40,000                                                       116,000              238,000
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                                            27,000               12,000
  Prepaid expenses and other current assets                                             22,000                6,000
                                                                              -----------------     ----------------
            Total Current Assets                                                     3,121,000              473,000
                                                                              -----------------     ----------------

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION                                                              13,000               13,000

DEFERRED OFFERING COSTS                                                                      -               77,000

DEPOSITS                                                                                 3,000               12,000
                                                                              -----------------     ----------------
                                                                                  $  3,137,000          $   575,000
                                                                              -----------------     ----------------
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable trade                                                        $      319,000        $     216,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                            31,000              277,000
  Accrued expenses and other current liabilities                                        20,000               19,000
                                                                              -----------------     ----------------
    Total Current Liabilities                                                          370,000              512,000
                                                                              -----------------     ----------------

7% CONVERTIBLE NOTES PAYABLE                                                                 -              300,000
                                                                              -----------------     ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 per value:
        Authorized 1,000,000 shares, none issued
   Common stock, $.01 par value:
        Authorized - 10,000,000 shares
        Issued and outstanding - 3,877,390 shares in 1998 and
         2,597,390 shares in 1997                                                       39,000               26,000
   Additional paid-in capital                                                        4,201,000              897,000
   Accumulated Deficit                                                              (1,473,000)          (1,160,000)
                                                                              -----------------     ----------------
           Total Stockholders' Equity (Deficiency)                                   2,767,000             (237,000)
                                                                              -----------------     ----------------
                                                                                    $3,137,000          $   575,000
                                                                              -----------------     ----------------


                See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                     Six Months Ended
                                                       January 31,                            January 31,
                                             ---------------------------------     ----------------------------------
                                                 1998               1997               1998                1997
                                             --------------     --------------     --------------     ---------------
REVENUES:
   Operating revenues                             $180,000           $203,000           $584,000            $430,000
   Interest Income                                  31,000              8,000             34,000              16,000
                                             --------------     --------------     --------------     ---------------
                                                   211,000            211,000            618,000             446,000
                                             --------------     --------------     --------------     ---------------
COST AND EXPENSES:
  Operating expenses                               178,000            160,000            361,000             308,000
  Product development                              115,000              6,000            172,000              12,000
  Selling, general and
    administrative expenses                        238,000            131,000            398,000             252,000
                                             --------------     --------------     --------------     ---------------
                                                   531,000            297,000            931,000             572,000
                                             --------------     --------------     --------------     ---------------
NET INCOME (LOSS)                                $(320,000)          $(86,000)         $(313,000)          $(126,000)
                                             ==============     ==============     ==============     ===============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                      3,536,955          2,597,390          3,067,173           2,597,390
                                             ==============     ==============     ==============     ===============

PER COMMON SHARE:
  Net Income (loss)                                 $ (.09)            $ (.03)            $ (.10)            $ (.05)
                                             ==============     ==============     ==============     ===============





                See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                       January 31
                                                                       -------------------------------------------
                                                                             1998                      1997
                                                                       -----------------          ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                           $(313,000)                $(126,000)
  Adjustments to reconcile net income (loss) to net cash
      Flows from operating activities:
      Depreciation                                                                2,000                     4,000
      Non-cash interest expense                                                   6,000
      Changes in operating assets and liabilities:
      Accounts receivable                                                       122,000                   147,000
      Deposits                                                                    9,000                    25,000
      Prepaid expenses and other current assets                                 (16,000)                    2,000
      Costs and estimated earnings in excess of billings on
         Uncompleted contracts                                                  (15,000)                   18,000
      Accounts payable - trade                                                  103,000                   (69,000)
      Billings in excess of costs and estimated earnings
         On uncompleted contracts                                              (246,000)                   23,000
      Accrued expenses and other current liabilities                              1,000                   (24,000)
                                                                       -----------------          ----------------
  Net cash flows from operating activities                                     (347,000)                        0
                                                                       -----------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                             (2,000)                   (9,000)
                                                                       -----------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Gross proceeds from initial public offering                                 4,019,000                         -
  Costs of initial public offering                                             (931,000)                  (19,000)
                                                                       -----------------          ----------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                      3,088,000                   (19,000)
                                                                       -----------------          ----------------
NET CHANGE IN CASH                                                            2,739,000                   (28,000)

CASH, BEGINNING OF PERIOD                                                       217,000                   115,000
                                                                       =================          ================
CASH, END OF PERIOD                                                       $   2,956,000              $     87,000
                                                                       =================          ================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                               $       -                 $       -
                                                                       =================          ================
  Income taxes paid                                                           $       -                 $       -
                                                                       =================          ================

NON CASH FINANCING ACTIVITIES:
  Conversion of Stockholder Note
    Payable into Common Stock                                                  $300,000                 $       -
                                                                       =================          ================



                See accompanying notes to financial statements.

                     FLEMINGTON PHARMACEUTICAL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                  Common Stock
                                       ------------------------------------
                                                                                                                     Stockholders'
                                                                Par              Paid-in         Accumulated           Equity
                                           Shares              Value             Capital           Deficit          (Deficiency)
                                       ----------------   -----------------  ----------------  -----------------  -----------------
BALANCE, JULY 31, 1997                     2,597,390        $   26,000         $ 897,000       $(1,160,000)        $ (237,000)
SIX MONTHS ENDED JANUARY 31, 1998
  Issuance of Common Stock:
    In connection with initial public
      offering, Net of $1,008,000
      Offering Costs                         680,000             7,000         3,004,000                 -          3,011,000
    Upon conversion of Stockholder
      Note including accrued
      interest of $6,000                     600,000             6,000           300,000                 -            306,000
  Net Loss                                         -                 -                            (313,000)          (313,000)
                                       --------------   ---------------  ----------------  -----------------  -----------------
BALANCE January 31, 1998                   3,877,390       $    39,000        $4,201,000       $(1,473,000)        $2,767,000
                                       --------------   ---------------  ----------------  -----------------  -----------------





                See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 1   -        Basis of Presentation:

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

Note 2  -         Shareholders' equity:

                  A. Initial Public Offering - In November 1997, the Company successfully closed an offering of its securities ["Public Offering" or "Offering"]. The Offering provided for the sale of 675,000 units at a per unit price of $5.90, each unit consisting of one share of common stock, par value $.01 per share and one redeemable Class A common stock purchase warrant with an exercise price of $5.80 per share, subject to adjustment. As part of the Offering, the underwriter exercised part of its over allotment option to purchase an additional 5,000 units. As a result of the Offering, the Company received proceeds, net of offering costs and underwriting discounts, of approximately $3,011,000.

                  B. Bridge Financing Conversion - In November 1997, upon the consummation of the Public Offering, two of the Company's officer shareholders converted a total of $300,000 of the Company's notes payable to them into an aggregate of 600,000 shares of the Company's common stock in accordance with the terms of the notes.

                  C. Status of Underwriter - Monroe Parker Securities, Inc., the representative of several underwriters involved in underwriting the Company's Public Offering ceased market making activities in the Company's securities in late December 1997, and on January 5, 1998 was the subject of a complaint issued by the NASD for alleged violations of the NASD's rules in 1994 and 1995. These alleged violations have no connection with the company or its securities.

Note 3  -         Commitments:

                  Chief Financial Officer - In January 1998, the Company hired a Chief Financial Officer to manage the Company's internal accounting functions.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

Part I, Item 2.  Management Discussion and Analysis

Flemington Pharmaceutical Corporation, a New Jersey corporation (the "Company"), is engaged in development of novel application drug delivery systems for presently marketed prescription and over-the-counter ("OTC") drugs. Since its inception in 1982, the Company has been a consultant to the pharmaceutical industry, focusing on product development activities of various European pharmaceutical companies, and since 1992 has used it consulting revenues to fund its own product development activities.

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operation through July 31, 1995, and also for the year ended July 31, 1997 ["Fiscal 1997"], giving rise to an accumulated deficit at January 31, 1998 of approximately $1,473,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997 and through the first six months of Fiscal 1998. Revenues from consulting may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the joint development, testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

Results of Operations

The six months ended January 1998 [the "1998 Period"] and January 1997 [the "1997 Period"]

Revenues for the 1998 Period increased approximately $154,000 or 36% to $584,000 from $430,000 for the 1997 Period. The revenue increase for the 1998 period was primarily attributable to the completion of studies in progress from July 31, 1997.

Total costs and expenses for the 1998 Period increased approximately $359,000 or 63% to $931,000 from $572,000 for the 1997 Period. This increase includes an approximate $69,000 increase in legal and professional fees associated with the public offering and an approximate $89,000 increase in consulting fees and commissions related to client studies and business development. The resulting net loss for the 1998 Period was $313,000 compared to a net loss of $126,000 for the 1997 Period.

The three months ended January 1998 [the "1998 Period"] and January 1997 [the "1997 Period"]

Revenues for the 1998 Period decreased approximately $23,000 or 11% to $180,000 from $203,000 for the 1997 Period.

Total costs and expenses for the 1998 Period increased approximately $234,000 or 79% to $531,000 from $297,000 for the 1997 Period. This increase includes the aforementioned increases in legal and professional fees and consulting fees and commissions.

Liquidity and Capital Resources

From its inception, the Company's principal sources of capital have been provided by consulting revenues, private placements, conversion of debt, as well as loans and capital contributions from the Company's principal stockholders. At January 31, 1998 the Company had working capital of approximately $2,751,000 as compared to a working capital deficit of $39,000 at July 31, 1997 representing a net increase in working capital of approximately $2,790,000. The report of the Company's independent auditors on the Company's financial statements for each of the two years ended July 31, 1997 contains an explanatory paragraph expressing substantial doubt with respect to the Company's ability to continue as a going concern without obtaining additional financing. In November 1997, the Company successfully closed an offering of its securities ["Public Offering" or "Offering"]. The offering provided for the sale of 675,000 units, each unit consisting of one share of common stock, par value $.01 per share and one redeemable Class A common stock purchase warrant with an exercise price of $5.80 per share, subject to adjustment. As part of the offering, the underwriter exercised part of its over allotment option to purchase an additional 5,000 units. As a result of the offering, the company received proceeds, net of offering costs and underwriting discounts, of approximately $3,011,000.

Net cash used in operating activities approximated $347,000 for the 1998 Period compared to net cash from operating activities of approximately $0 for the 1997 Period. For the 1998 Period, $2,000 was used for investing activities and $3,088,000 was provided by financing activities. Therefore, notwithstanding a $313,000 net loss and $126,000 net loss for the 1998 and 1997 Periods, respectively, total cash flow for the 1998 period increased approximately $3,052,000 as compared to $98,000 increase for the 1997 Period. The Company, upon the completion of the offering in November 1997, incurred salary obligations of $200,000 and $150,000 per annum to its two executive officers.

Although there can be no assurance, the Company believes that the proceeds from the Public Offering together with revenues from operations will be sufficient to satisfy its cash requirements for at least the next twenty-four (24) months. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to implement its expansion plan, requiring it to seek additional financing, which may not be available on terms acceptable to the Company, if at all.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affects by inflation in the future.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected many computer applications could fall or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. There can be no assurance that the Company's suppliers, creditors, customers and financial service organizations may not be adversely affected by the Year 2000 issue and as a result, there can be no assurance as to the impact of the Year 2000 issue on the Company.