Form 10QSB
period 1998-04-30
FLEMINGTON PHARMACEUTICAL CORP
filed 1998-06-12
CIK 1043873

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
   X   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
 ----- ACT OF 1934
       For the nine month period ended April 30, 1998
                                       --------------
 ----- TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _____to_____

                     Commission file number 000-23399

                   FLEMINGTON PHARMACEUTICAL CORPORATION
       _______________________________________________________________
      (Exact name of small business issuer as specified in its charter)

           New Jersey                             22-2407152
   _______________________________             ___________________
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization                Identification No.)

                             43 Emery Avenue
                          Flemington, New Jersey
                 _______________________________________
                 (Address of Principal Executive Offices)

                                  08822
                                 _______
                               (Zip Code)

                             (908)782-3431
                        _______________________
                      (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X   No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___No__

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,877,390 shares of common stock outstanding as of April 30,1998.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

                          Yes     No  X
                             ____    ____


                                 PART I
                         FINANCIAL INFORMATION
                  FLEMINGTON PHARMACEUTICAL CORPORATION

                             BALANCE SHEETS


                                                  April 30,   July 31,
                                                    1998        1997
                                                 _________    ________
                                                (Unaudited)   (Note 1)
ASSETS

CURRENT ASSETS:

  Cash and equivalents                           $2,486,000 $   217,000
  Accounts receivable - trade, less allowance
   for doubtful accounts of $40,000                  79,000     238,000
  7% demand note receivable                          60,000           -
  Costs and estimated earnings in excess of
  billings on uncompleted contracts                  14,000      12,000
  Prepaid expenses and other current assets          45,000       6,000
                                                 __________ ___________
            Total Current Assets                  2,684,000     473,000


FURNITURE, FIXTURES, AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                            25,000      13,000

DEFERRED OFFERING COSTS                                   -      77,000

DEPOSITS                                              2,000      12,000
                                                 __________ ___________
                                                 $2,711,000 $   575,000
                                                 ========== ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable-trade                         $   82,000 $   216,000
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                 17,000     277,000
  Accrued expenses and other current
   liabilities                                       15,000      19,000
                                                ___________  __________
    Total Current Liabilities                       114,000     512,000

7% CONVERTIBLE NOTES PAYABLE                              -     300,000
                                                ___________  __________


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 per value:
    Authorized 1,000,000 shares, none issued
   Common stock, $.01 par value:
    Authorized - 10,000,000 shares
     Issued and outstanding - 3,877,390 shares
     in 1998 and 2,597,390 shares in 1997           39,000      26,000
   Additional paid-in capital                    4,197,000     897,000
   Accumulated Deficit                          (1,639,000) (1,160,000)
                                                __________  __________
     Total Stockholders' Equity (Deficiency)     2,597,000    (237,000)
                                                __________  __________
                                                $2,711,000 $   575,000
                                                ==========  ==========


See accompanying notes to financial statements.

                    FLEMINGTON PHARMACEUTICAL CORPORATION

                          STATEMENTS OF OPERATIONS
                                (Unaudited)


                                      Three Months Ended  Nine Months Ended
                                           April 30,           April 30,
                                      __________________  __________________
                                        1998       1997    1998        1997
                                        ____       ____    ____        ____


REVENUES:
  Operating revenues                 $  61,000  $159,000   $645,000  $589,000
  Interest Income                       31,000     1,000     65,000    17,000
                                     _________  ________   ________  ________
                                        92,000   160,000    710,000   606,000
                                     _________  ________   ________  ________

COST AND EXPENSES:
  Operating expenses                    39,000    87,000    400,000   395,000
  Product development                   56,000    24,000    228,000    36,000
  Selling, general and
    administrative expenses            163,000   124,000    561,000   376,000
                                     _________  ________  _________  ________
                                       258,000   235,000  1,189,000   807,000
                                     _________  ________  _________  ________
NET LOSS                             $ 166,000  $ 75,000 $  479,000 $ 201,000
                                     =========  ========  ========= =========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                  3,877,390 2,597,390  3,331,309 2,597,390
                                     ========= =========  ========= =========


BASIC AND DILUTED LOSS PER COMMON
 SHARE                                   $ .04     $ .03      $ .14     $ .08
                                     ========= =========  ========= =========
























See accompanying notes to financial statements.











                      FLEMINGTON PHARMACEUTICAL CORPORATION

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                Nine Months Ended
                                                     April 30,
                                             _______________________
                                                1998         1997
                                             __________   __________
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                   $ (479,000)   $(201,000)
  Adjustments to reconcile net income
  (loss) to net cash flows from operating
  activities:

  Provisions for losses on accounts
  receivable                                         -       20,000
  Depreciation                                   7,000        6,000

Changes in operating assets and liabilities:
  Accounts receivable                          159,000      167,000
  Note receivable                              (60,000)           -
  Deposits                                      10,000        9,000
  Prepaid expenses and other current assets    (39,000)       9,000
  Costs and estimated earnings in excess of
   billings on uncompleted contracts            (2,000)      18,000
  Accounts payable - trade                    (134,000)     (81,000)
  Billings in excess of costs and estimated
   earnings on uncompleted contracts          (260,000)      60,000
  Accrued expenses and other current
   liabilities                                  (4,000)     (20,000)
                                             _________  ___________

  Net cash flows from operating activities    (802,000)     (13,000)
                                             _________  ___________
CASH FLOWS FROM INVESTING ACTIVITIES -

  Purchase of property and equipment           (19,000)     (10,000)
                                             _________  ___________

CASH FLOWS FROM FINANCING ACTIVITIES -

  Initial public offering                    3,090,000      (39,000)
                                             _________  ___________


NET CHANGE IN CASH                           2,269,000      (62,000)

CASH, BEGINNING OF PERIOD                      217,000      115,000
                                             _________  ___________
CASH, END OF PERIOD                         $2,486,000  $    53,000
                                            ==========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                             $    7,000  $         -
                                            ==========  ===========
  Income taxes paid                         $        -  $         -
                                            ==========  ===========

NON CASH FINANCING ACTIVITIES:

  Conversion of Stockholder Note
   Payable into Common Stock                 $ 300,000  $         -
                                            ==========  ===========

  Reclassification of deferred offering
   costs into paid in capital                $  77,000  $         -
                                            ==========  ===========



See accompanying notes to financial statements.




                    FLEMINGTON PHARMACEUTICAL CORPORATION

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
          ----------------------------------------------------------
                                 (Unaudited)

                                                                 Stockholders'
                        Common Stock        Paid-in  Accumulated    Equity
                     Shares    Par Value    Capital   Deficit     (Deficiency)
                    __________ __________   _______  ___________ ____________
BALANCE, JULY 31,
  1997                2,597,390 $ 26,000   $ 897,000 $(1,160,000) $ (237,000)
NINE MONTHS ENDED
 APRIL 30, 1998
 Issuance of
 Common Stock:
  In Connection with
   Initial Public
   Offering, net of
   offering costs       680,000    7,000   3,006,000           -   3,013,000
  Upon Conversion of
   Stockholder Note     600,000    6,000     294,000           -     300,000
Net Loss                      -            -            (479,000)   (479,000)
                     __________  _______  __________ ___________  __________
BALANCE, April 30,
 1998                 3,877,390 $ 39,000  $4,197,000 $(1,639,000) $2,597,000
                     ========== ========  ========== ===========  ==========











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

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Registration Statement of Flemington Pharmaceutical Corporation (the "Company"), which became effective on November 19, 1997. on Form SB-2
(File No. 333-33201), as amended.

Note 2  -	Shareholders' equity:

A.	Initial Public Offering -  In  November  1997,  the Company
successfully closed an offering of its securities ["Public Offering" or "Offering"]. The Offering provided for the sale of 675,000 units at a per unit price of $5.90, each unit consisting of one share of common stock, par value $.01 per share and one redeemable Class A common stock purchase warrant with an exercise price of $5.80 per share, subject to adjustment. As part of the Offering, the underwriter exercised part of its over allotment option to purchase an additional 5,000 units. As a result of the Offering, the Company received proceeds, net of offering costs and underwriting discounts, of approximately $3,013,000.

B.	Bridge Financing Conversion - In November 1997, upon the consummation of the Public Offering, two of the Company's officer shareholders converted a total of $300,000 of the Company's notes payable to them into an aggregate of 600,000 shares of the Company's common stock in accordance with the terms of the notes.

C. Status of Underwriter - Monroe Parker Securities, Inc., the representative of several underwriters involved in underwriting the Company's Public Offering ceased market making activities in the Company's securities in late December 1997, and on January 5, 1998 was the subject of a complaint issued by the NASD for alleged violations of the NASD's rules in 1994 and 1995. These alleged violations have no connections with the company's securities.

D. Stock Options - In March 1998, the company granted 50,000 stock options each to two of the company's officer shareholders at an exercise price of 110% of the closing sale price on that date. Additionally, the company granted 25,000 stock options each to the company's four directors at an exercise price of 100% of the closing sale price on that date.

- In March 1998, the Company amended its consulting agreement with its public relations consultant, pursuant to which the consultant, to expand the scope and duration of the services provided, surrendered 200,000 unexercised stock options, granted to it in June 1997 and having an exercise price of $5.00 in exchange for 200,000 stock options having an exercise price of $1.00 plus 120,000 stock options having an exercise price of $2.00. These options are exercisable for a period of 5 years following the date of the grant.

Note 3 -	Shareholders' Loans:

  In April 1998, the company provided a $60,000 loan to its president and CEO in exchange for a 7% demand promissory note. Accrued interest is to be paid quarterly.

Note 4 -	Subsequent  Events:

In May 1998, the Company entered into 3 year employment contracts with a Vice President for Research and Development and a Vice President for Product Development at annual salaries of $125,000 and $100,000 respectively.
In addition, the Company granted each officer 100,000 ten (10) year stock options with an exercise price of $1.00 as consideration for employment contracts. One third of the options vest in each of the years 1999, 2000 and 2001.

                   FLEMINGTON PHARMACEUTICAL CORPORATION

Part I, Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Flemington Pharmaceutical Corporation, a New Jersey corporation (the "Company"), is engaged in development of novel application drug delivery systems for presently marketed prescription and over-the-counter ("OTC") drugs. Since its inception in 1982, the Company has been a consultant to the pharmaceutical industry, focusing on product development activities of various European pharmaceutical companies, and since 1992 has used its consulting revenues to fund its own product development activities.

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operation through July 31, 1995, and also for the year ended July 31, 1997 ["Fiscal 1997"], giving rise to an accumulated deficit at April 30, 1998 of approximately $1,639,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997 and through the first nine months of Fiscal 1998. Revenues from consulting may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the joint development, testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

RESULTS OF OPERATIONS

THE NINE MONTHS ENDED APRIL 1998 [the "1998 Period"] AND APRIL 1997 [the "1997 Period"]

Revenues for the 1998 Period increased approximately $56,000 or 10% to $645,000 from $589,000 for the 1997 Period. The revenue increase for the 1998 period was primarily attributable to the completion of studies in progress from July 31, 1997.

Total costs and expenses for the 1998 Period increased approximately $382,000 or 47% to $1,189,000 from $807,000 for the 1997 Period. This increase includes an approximate $192,000 increase in product development costs and an approximate $161,000 increase in consulting fees and commissions related to client studies, business development and financial public relations.

The resulting net loss for the 1998 Period was $479,000 compared to a net loss of $201,000 for the 1997 Period.

THE THREE MONTHS ENDED APRIL 1998 [the "1998 Period"] AND APRIL 1997 [the "1997 Period"]

Revenues for the 1998 Period decreased approximately $98,000 or 62% to $61,000 from $159,000 for the 1997 Period. This decrease is attributable to an approximate $114,000 decrease in client studies revenue offset by an approximate $16,000 increase in consulting, product sales, license and other revenues.

Total costs and expenses for the 1998 Period increased approximately $23,000 or 10% to $258,000 from $235,000 for the 1997 Period. This increase includes an approximate $32,000 increase in product development costs and an approximate $39,000 increase in selling, general and administrative expenses offset with an approximate $48,000 decrease in operating expenses associated with studies and consulting activities.


LIGUIDITY AND CAPITAL RESOURCES

From its inception, the Company's principal sources of capital have been provided by consulting revenues and private placements, as well as loans and capital contributions from the Company's principal stockholders. At
April 30, 1998 the Company had working capital of approximately $2,570,000 as compared to a working capital deficit of $39,000 at July 31, 1997 representing a net increase in working capital of approximately $2,609,000. The report of the Company's independent auditors on the Company's financial statements for each of the two years ended July 31, 1997 contains an explanatory paragraph expressing substantial doubt with respect to the Company's ability to continue as a going concern without obtaining additional financing. In November 1997, the Company successfully closed an offering of its securities ["Public Offering" or "Offering"]. The offering provided for the sale of 675,000 units, each unit consisting of one share of common stock, par value $.01 per share and one redeemable Class A common stock purchase warrant with an exercise price of $5.80 per share, subject to adjustment.
As part of the offering, the underwriter exercised part of its over allotment option to purchase an additional 5,000 units. As a result of the offering, the company received proceeds, net of offering costs and underwriting discounts, of approximately $3,013,000.

Net cash used in operating activities approximated $802,000 for the 1998 Period compared to net cash used in operating activities of approximately $13,000 for the 1997 Period. Net cash used in operating activities for the 1998 period was primarily attributable to the net loss of $479,000 and the completion of studies in progress from July 31, 1997. For the 1998 Period, $19,000 was used for investing activities and $3,090,000 was provided by financing activities. Therefore, notwithstanding a $479,000 net loss and $201,000 net loss for the 1998 and 1997 Periods, respectively, total cash flow for the 1998 period increased approximately $2,748,000 as compared to $139,000 increase for the 1997 Period. The Company, upon the completion of the offering in November 1997, incurred salary obligations of $200,000 and $150,000 per annum to its two executive officers.

Although there can be no assurance, the Company believes that the proceeds from the Public Offering together with revenues from operations will be sufficient to satisfy its cash requirements for at least the next eighteen
(18) months. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to implement its expansion plan, requiring it to seek additional financing, which may not be available on terms acceptable to the Company, if at all.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000 ISSUE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected many computer applications could fall or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. Although the company feels that the Year 2000 issue will not have a significant impact on its internal operations, there can be no assurance that the Company's suppliers, creditors, customers and financial service organizations may not be adversely affected by the Year 2000 issue and as a result, there can be no assurance as to the impact of the Year 2000 issue on the Company.

                                     PART II
                               OTHER INFORMATION

Item 1.   Legal proceedings

          N/A

Item 2.   Changes in securities

          N/A

Item 3.   Defaults upon senior securities

          N/A

Item 4.   Submission of matters to a vote of security holders

          N/A

Item 5.   Other information

          N/A

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

              Exhibit 11. Statement re: computation of earnings per share for the nine months ended April 30, 1998.

          b)  Reports on Form 8-K

              None


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 12, 1998                 /s/ Harry A. Dugger, III
                                    ------------------------------------
                                    Harry A. Dugger, III, President
                                    Chief Executive and Financial Officer

Date: June 12, 1998                 /s/ John J. Moroney
                                    -------------------------------------
                                    John J. Moroney
                                    Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Flemington Pharmaceutical Corporation

Date: June 12, 1998                 /s/ Harry A. Dugger, III
                                    --------------------------------------
                                    Harry A. Dugger, III, President
                                    (Chief Executive and Financial Officer)


Date: June 12, 1998                 /s/ John J. Moroney
                                    --------------------------------------
                                    John J. Moroney, Chairman of the Board



                                   EXHIBIT 11

                     FLEMINGTON PHARMACEUTICAL CORPORATION

                         EARNINGS PER SHARE COMPUTATION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  NINE MONTHS ENDED
                                                   APRIL 30, 1998
                                                  -----------------
                                                        BASIC
                                                        ------
Weighted average shares outstanding                   3,331,309
Dilutive effect of stock performance plans (1)                -
                                                      _________
     Total                                            3,331,309

Net loss                                                   (479)
Earnings per share                                         (.14)



                                                  NINE MONTHS ENDED
                                                   APRIL 30, 1997
                                                  ----------------
                                                        BASIC
                                                        -----
Weighted average shares outstanding                   2,597,390
Dilutive effect of stock performance plans (1)                -
                                                      ---------
     Total                                            2,597,390

Net loss                                                   (201)
Earnings per share                                         (.08)


                                                   QUARTER ENDED
                                                   APRIL 30, 1998
                                                  ---------------
                                                        BASIC
                                                        -----
Weighted average shares outstanding                   3,877,390
Dilutive effect of stock performance plans (1)                -
                                                      ---------
     Total                                            3,877,390

Net loss                                                   (166)
Earnings per share                                         (.04)



(1) Since the company has reported a loss for each period, no potential shares from stock performance plans have been presented as their effect would be anti-dilutive.