Form 10KSB
period 1998-07-31
FLEMINGTON PHARMACEUTICAL CORP
filed 1998-10-28
CIK 1043873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended July 31, 1998

                                       OR

_        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                    to

                          Commission file No. 000-23399

                      FLEMINGTON PHARMACEUTICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                   22-2407152
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

43 Emery Avenue, Flemington, New Jersey                    08822
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (908) 782-3431
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, par value $.01 per share
                  Redeemable Class A Common Stock Purchase Warrants expiring November 18, 2002.

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

         Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

         State the issuer's revenues for its most recent fiscal year: $871,000.

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at October 21, 1998 was approximately $5,475,000 based upon the closing sale price of $2.4375 for the Registrant's Common Stock, $.01 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on October 21, 1998.

         As of October 21, 1998 the Registrant had 3,877,300 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held November 23, 1998 is incorporated by reference into Part III hereof.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                          Annual Report on Form 10-KSB
                     For the Fiscal Year Ended July 31, 1998

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                                       PART I
Item 1.             Business                                                                              4
Item 2.             Properties                                                                            31
Item 3.             Legal Proceedings                                                                     31
Item 4.             Submission of Matters to Vote of Security Holders                                     31

                                                         PART II

Item 5.             Market for the Registrant's Common Stock and Related Security
                         Holder Matters                                                                   32
Item 6.             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                        33
Item 7.             Financial Statements                                                                  37
Item 8.             Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure                                                         37

                                                         PART III

Item 9.             Directors and Executive Officers of the Registrant                                    37
Item 10.            Executive Compensation                                                                37
Item 11.            Security Ownership of Certain Beneficial Owners and
                         Management                                                                       38
Item 12.            Certain Relationships and Related Transactions                                        38

                                                         PART IV

Item 13.            Exhibit List and Reports on Form 8-K                                                  38


                                                   FINANCIAL STATEMENTS

                    Report of Independent Auditors                                                       F-2
                    Balance Sheet                                                                        F-3
                    Statements of Operations                                                             F-4
                    Statements of Cash Flows                                                             F-5
                    Statements of Changes in Stockholders' Equity                                        F-6
                    Notes to Financial Statements                                                        F-7

                                     PART I

ITEM 1.  BUSINESS.

General

         Flemington Pharmaceutical Corporation, a New Jersey corporation (the "Company"), is engaged in consulting activities and the development of novel application drug delivery systems for presently marketed prescription and over-the-counter ("OTC") drugs. The Company's patent-pending delivery systems are lingual sprays and soft gelatin bite capsules, enabling drug absorption through the oral mucosa and more rapid absorption into the bloodstream than presently available oral delivery systems. The Company's proprietary oral dosage delivery systems enhance and greatly accelerate the onset of the therapeutic benefits which the drugs are intended to produce. The Company refers to its delivery systems as Immediate-Immediate Release (I2RTM) because its delivery systems are designed to provide therapeutic benefits within minutes of administration. The Company's development efforts for its novel drug delivery systems are concentrated on drugs which are already available and proven in the marketplace. In addition to increasing bioavailability by avoiding metabolism by the liver before entry into the bloodstream, the Company believes that its proprietary delivery systems offer the following significant advantages: (i) improved drug safety profile by reducing the required dosage, including possible reduction of side-effects; (ii) improved dosage reliability; (iii) allowing medication to be taken without water; and (iv) improved patient convenience and compliance.

         The Company has initially identified approximately 50 presently marketed drugs that meet the Company's criteria for its drug delivery systems. The Company will concentrate its product development activities on those pharmaceuticals with significant prescription or OTC sales. The Company believes that applying a novel application delivery system to existing drugs involves less cost, time and risk than developing and commercializing a new chemical entity. The Company believes that there is significant opportunity to combine its delivery systems with existing pharmaceuticals to expand the market for an existing drug, differentiate a product from a generic or brand name competition, and possibly create new markets.

         In light of the material expense and delays associated with independently developing and obtaining approval of pharmaceutical products, the Company will continue to seek to develop such products through collaborative arrangements with major pharmaceutical companies, which will fund that development. The Company is presently a party to one such development agreement with a pharmaceutical company. In addition, in select instances where the Company identifies opportunities where there exist multiple customers for a single product, the Company may develop and seek approvals for products independently.

         Since its inception in 1982, the Company has been a consultant to the pharmaceutical industry, focusing on product development activities of various European pharmaceutical companies, and since 1992 has used its consulting revenues to fund its own product development activities. The Company's recent focus on developing its own products evolved naturally out of its consulting experience for other pharmaceutical companies. Substantially all of the Company's revenues have been derived from its consulting activities. In 1998, the Company changed the name under which it performs its consulting activities from Pharmaconsult to FPC Consulting. The Company's principal business address is 43 Emery Avenue, Flemington, New Jersey, 08822, and its telephone number is (908) 782-3431.

Forward Looking Statements

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto.

Recent Developments

Initial Public Offering

         On November 25, 1997, the closing was held for the Company's initial public offering (the "Public Offering") which was made pursuant to a Registration Statement filed with the Securities and Exchange Commission (the "Commission") and declared effective on November 19, 1997 (the "Effective Date"). Pursuant to the Public Offering, the Company sold an aggregate of 680,000 units (the "Units"). The Public Offering was underwritten on a firm commitment basis by Monroe Parker Securities, Inc. of Purchase, New York, which acted as the representative (the "Representative") of the several underwriters (the "Underwriters"). Each Unit consisted of one (1) share of Common Stock and one (1) Redeemable Class A Common Stock Purchase Warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase one (1) share of Common Stock at an exercise price of $5.80 per share, subject to adjustment. The Class A Warrants expire on November 18, 2002 and are subject to redemption under certain conditions commencing May 19, 1999. In connection with the Public Offering, the Underwriters received an option (the "Underwriters' Option") to purchase an aggregate of 68,000 Units at an exercise price of $9.74 for the four year period commencing November 19, 1998. Pursuant to the Public Offering, the Company received gross offering proceeds of approximately $4,012,000. Following the Effective Date, the Company's Units, Common Stock and Class A Warrants commenced trading on the National Association of Securities Dealers' OTC Bulletin Board under the symbols FLEMU, FLEM and FLEMW, respectively. See "Item 5 - Market for the Registrant's Common Stock and Related Securityholder Matters."

Bridge Financing Conversion

         In November 1997, immediately following consummation of the Public Offering, two principal shareholders who held the Company's 7% convertible notes agreed to convert the principal of such indebtedness into shares of Common Stock of the Company. Pursuant to these agreements (collectively the "Conversion Agreements"), an aggregate of 600,000 shares of Common Stock were issued in respect of $300,000 aggregate principal amount of notes.

Status of Underwriter

         The Representative ceased market making activities in the Company's securities in late December 1997, and on January 5, 1998, was the subject of a complaint issued by the National Association of Securities Dealers, Inc. ("NASD") for alleged violations of the NASD's rules in 1994 and 1995. The Representative's registration with the Commission was terminated on April 28, 1998. These alleged violations have no connection with the Company or its securities. Such developments which occurred subsequent to the effective date of the Registration Statement were reflected in press releases issued by the Company promptly after the facts were known to the Company. Such developments were also reflected in prospectus stickers which were affixed to prospectuses delivered during the 90 day prospectus delivery period following the Public Offering. In October 1998, the New York attorney general's office announced the indictment of the Representative and twelve (12) principals and brokers from the firm on charges that they defrauded investors in the sale and trading of several small stocks. The Representative's actions leading to the indictment were wholly unrelated to the Company. The Company reserves the right to object to certain agreements with the Representative which impact the Company's securities due to the Representative's current status.

Registration of Non-Plan and Plan Options

         In December 1997, the Company filed with the Commission a Registration Statement on Form S-8 under the Securities Act of 1933 (the "Securities Act") for the registration of 1,600,000 shares of Common Stock underlying the Company's 1992 Stock Option Plan, the Company's 1997 Stock Option Plan and certain executive non-plan options.

Option Grants to Directors

         On March 24, 1998, the Company granted 50,000 stock options each to two of the Company's officer shareholders at an exercise price of $1.10 (110% of the closing sale price on that date). Additionally, the Company granted 25,000 stock options each to the Company's four outside directors at an exercise price of $1.00 (100% of the closing sale price on that date).

Amendment to Consulting Agreement

         On May 1, 1997, the Company entered into a consulting agreement with Saggi Capital Corp., a public relations consultant (the "Consultant") pursuant to which the Consultant received a nonqualified stock option under the 1997 Stock Option Plan to purchase an aggregate of 200,000 shares of Common Stock. On March 25, 1998, the Company amended its consulting agreement pursuant to which the Consultant agreed to expand the scope and duration of the services provided. As a consequence, the nonqualified stock option was restated and amended and the consultant surrendered 200,000 unexercised stock options having an exercise price of $5.80 per share in exchange for receiving 200,000 stock options having an exercise price of $1.00 per share plus 120,000 stock options having an exercise price of $2.00 per share. These options are exercisable for a period of 5 years following the date of the grant. For the year ended July 31, 1998, the Company recorded a $36,000 increase to paid-in-capital in connection with the amended consulting agreement.

Loan to Chief Executive Officer

         In April 1998, the Company made a $60,000 loan to its president and CEO in exchange for a 7% demand promissory note (the "Executive Note"). Accrued interest is to be paid quarterly. As of September 1, 1998, all interest payments on the Executive Note were current.


Employment Agreements

         In May 1998, the Company entered into employment agreements with Donald
P. Cox, Ph.D., as Vice President for Regulatory Affairs and Kenneth E. Cleaver, Ph.D., as Vice President for Product Development at annual salaries of $125,000 and $100,000 respectively. The term of each agreement is three (3) years. As additional consideration, the Company granted each officer 100,000 ten (10) year stock options having an exercise price of $1.75 per share. One third of the options vest in each of the years 1999, 2000 and 2001. In September 1998, the Company issued to Dr. Cox options to purchase 100,000 shares of Common Stock under the 1998 Stock Option Plan for future services.

Acquisition of Goldmark Biologicals

         On July 29, 1998, the Company acquired substantially all of the business assets and certain of the liabilities of Goldmark Biologicals ("Goldmark"), a sole proprietorship operated by Dr. Donald P. Cox, the Company's Vice President for Regulatory Affairs. Prior to the acquisition, Goldmark was engaged in the distribution of laboratory reagents, a business which the Company intends to continue. As consideration for the acquisition, the Company made a cash payment to Dr. Cox in the amount of $50,000.

Agreement with Novartis

         The Company and Novartis, one of the world's largest pharmaceutical companies ("Novartis") were parties to a letter agreement for the development of an oral spray version of Clemastine, an antihistamine product, pursuant to which the Company conducted a pilot bioavailability study of the spray version product. Subsequent to the initial study, the Company reformulated the product at the request of Novartis for OTC application. In October 1998, Novartis gave the Company oral notification that it did not intend to pursue their development arrangement with the Company. The Company is presently evaluating its strategy with respect to this product.

Development Agreements

         In November 1996, the Company entered into an Agreement with Altana Inc. ("Altana"), a U.S. subsidiary of Altana GmbH, under which the Company agreed to prepare for Altana an Abbreviated New Drug Application ("ANDA") for the Company's patent-pending lingual spray for treatment of angina. Under the terms of the Agreement, Altana will, upon approval of the product by the FDA, market the product in the U.S., and source all of its related product requirements from the Company. The Company was paid a consulting fee for preparation of the ANDA and will receive additional fees from Altana upon acceptance by the FDA of the ANDA as filed and upon FDA approval. In March, 1998, the FDA refused to accept the ANDA for filing, however, the Company is informed that Altana is requesting a meeting with the FDA to discuss the merits of the FDA's rejection of the filing. There can be no assurance, however, that the FDA will ultimately accept the ANDA for filing, or that, if accepted, the FDA will approve the application. Moreover, there is no assurance that the Company will continue to pursue bringing the product to market if the ANDA is not accepted for filing by the FDA.

         In February 1998, the Company entered into two joint development agreements with CLL Pharmaceuticals, of Nice, France ("CLL") and Nace Resources, Inc. of Highland Park, Illinois ("Nace") for the development of various products using the Company's delivery technologies. Under the terms of such agreements, the Company, CLL and Nace, respectively, will conduct a series of pilot studies (at the parties' joint expense) to validate the efficacy of the various products being tested. If the Company and its partners are satisfied with the results of a particular pilot study, the parties will seek a license to fund further trials to support applications with the FDA and foreign regulatory agencies. Under such agreements, the Company will conduct the clinical trials and file all approval applications, and the Company and its partners will share equally in the profits (if any) arising from such arrangements. The first products identified for development studies are progesterone and estradiol for CLL and Nace, respectively. The Company intends to initiate the pilot studies in early 1999.

         In August 1998, the Company entered into a development agreement with Intracellular Health, Inc. of Cranford, New Jersey ("ICH") for the development and marketing of a soft gelatin capsule neutraceutical product containing a mixture of dietary supplements primarily intended for the nutritional management of both the prevention and treatment of complications of diabetes. The Company and ICH each has a separate patent application pending for the product on which the agreement is based. ICH is currently conducting a clinical trial to assess the efficacy of this product, and the Company expects such study to be completed in early 1999. If the results of such study are satisfactory, the Company and ICH will seek a partner to fund the marketing and distribution of the product which would be manufactured by the Company.

1998 Annual Meeting of Stockholders

         The Company will hold the 1998 Annual Meeting of Stockholders ("Annual Meeting") on Monday, November 23, l998 for the following purposes: (i) to elect six (6) Directors to the Board of Directors to serve until the 1999 Annual Meeting of Shareholders or until their successors have been duly elected or appointed and qualified; (ii) to vote upon the adoption of the Company's 1998 Stock Option Plan; (iii) to vote on a proposal to (a) change the state of incorporation of the Company from New Jersey to Delaware and (b) increase the Company's authorized shares of Common Stock from 10,000,000 to 50,000,000 shares; (iv) to ratify the appointment of Wiss & Company, LLP as the Company's independent certified public accountants for the fiscal year ending July 31, 1999; and (v) to consider and take action upon such other business as may properly come before the Annual Meeting. The Board of Directors fixed the close of business on September 30, 1998, as the record date for determining the shareholders entitled to notice of, and to vote at, the Annual Meeting.

Business Strategy

         The Company's strategy is to concentrate its product development activities primarily on those pharmaceuticals for which there already are significant prescription and OTC sales, where the use of the Company's innovative delivery systems will greatly enhance speed of onset of therapeutic effect, reduce side effects through a reduction of the amount of active drug substance required to produce a given therapeutic effect, and improve patient convenience or compliance.

         The Company has initially identified approximately 50 presently marketed drugs that meet the Company's criteria for its drug delivery systems. The Company will concentrate its product development activities on those pharmaceuticals with significant prescription or OTC sales. The Company believes that applying a novel application delivery system to existing drugs involves less cost, time and risk than developing and commercializing a new chemical entity. The Company believes that there is significant opportunity to combine its delivery systems with existing pharmaceuticals to expand the market for an existing drug, differentiate a product from a generic or brand name competition, and possibly create new markets.

         In light of the material expense and delays associated with independently developing and obtaining approval of pharmaceutical products, the Company will continue to seek to develop such products through collaborative arrangements with major pharmaceutical companies, which will fund that development. The Company is presently a party to such a development agreement with Altana. In addition, in select instances where the Company identifies opportunities where there exist multiple customers for a single product, the Company may develop and seek approvals for products independently.

Patent Pending Delivery Systems

         The Company has patent applications pending for two oral dosage delivery systems, the Lingual (Oral) Spray and the Soft Gelatin Bite Capsule, for which FDA approval is not a prerequisite for patent approval. The expected year of marketability will vary depending upon the specific drug product with which the delivery system will be utilized. Each individual use of the delivery system will require registration and/or approval with the FDA prior to marketability, and the amount of regulatory oversight required by the FDA will also depend on the specific type of drug product for which the delivery system is implemented. The following are descriptions of the two oral dosage delivery systems for which patent applications are pending:

         Lingual (Oral) Spray. The Company's aerosol and pump spray formulations release the drug in the form of a fine mist into the mouth for immediate absorption into the bloodstream via the mucosal membranes. The Company believes that this delivery system offers certain advantages, including improving the safety profile of certain drugs by lowering the required dosage, improving dose reliability, and allowing medication to be taken without water. Drug absorption through the mucosal membranes of the mouth is rapid and minimizes the first-pass metabolism effect (i.e., total or partial inactivation of a drug as it passes through the gastrointestinal tract and liver).

         Soft Gelatin Bite Capsule. The Company's soft gelatin bite capsule formulation consists of a seamless gelatin shell surrounding a core substance (usually a liquid solution). When crushed or chewed, the soft gelatin bite capsule releases medication into the mouth, thereby allowing absorption through the oral mucosa. The portion of the dose that is eventually swallowed is introduced to the stomach in a solution ready for immediate absorption, thereby maximizing absorption from the gastrointestinal tract into the bloodstream. The result is rapid onset of the desired therapeutic effect.

Proposed Products

         The Company's proposed products described below are subjected to laboratory testing and stability studies and tested for therapeutic comparison to the originators' products by qualified laboratories and clinics. To the extent that two drug products with the same active ingredients are substantially identical in terms of their rate and extent of absorption in the human body (bioavailability), they are considered bioequivalent. If the accumulated data demonstrates bioequivalency, submission is then made to the FDA (through the filing of an ANDA) for its review and approval to manufacture and market. If the accumulated data demonstrates that there are differences in the two drugs' rate and extent of absorption into the human body, or if it is intended to make additional or different claims regarding therapeutic effect for the newly developed product, submission is made to the FDA via a NDA for its review and approval under Section 505(b)(2) of the FDC Act. An NDA submitted under this section of the FDC Act is generally less complex than an ordinary NDA and is usually acted upon by FDA in a shorter period of time. It is the Company's expectation that the majority of its products in development will require the filing of this shorter version of an NDA because the products are known chemical entities, but the Company or its licensees will be making new claims as to therapeutic effects or lessened side effects, or both.

         The Company estimates that development of new formulations of pharmaceutical products, including formulation, testing and obtaining FDA approval, generally takes three to five years for the ANDA process. Development of products requiring additional clinical studies under Section 505(b)(2) NDAs, such as the Company anticipates for the majority of its product development, including FDA approval, may take four to seven years. There can be no assurance that the Company's determinations will prove to be accurate or that pre-marketing approval relating to its proposed products will be obtained on a timely basis, or at all. See "Government Regulation."

         The Company's initial proposed products fall into the following therapeutic classes:

o        Delayed Contact Allergy Ointments

         During the development of the lingual sprays and bite capsules the Company discovered that certain formulations containing antihistamines could be used topically for the relief of the symptoms of delayed contact allergies such as poison ivy and poison oak. The Company applied for patent protection on this product, and signed an option agreement with Altana to develop an NDA if the results of a pilot double-blind clinical study confirm the results of the early open-labeled studies. The option agreement requires the Company to prepare and file the NDA by the end of 2000, the associated expenses of which will be borne by Altana.

o        Estradiol Lingual Spray

         Several new "non-estrogen" products have recently been introduced to treat osteoporosis without the associated side effects of estrogens. Due to the non-estrogen nature of these products, the Company believes that patients often experience "hot-flashes" and find it difficult to maintain the required dosage regimen. The lingual spray is intended to relieve the "hot-flashes" within minutes, which, the Company believes, will allow such patients to maintain the required dosage regimen more easily.

         The Company is conducting preformulation development of this product, and is in the process of developing capability to manufacture and package supplies for stability and clinical studies. The first product expected to be developed in this facility is an estradiol lingual spray. The preformulation development is complete and as soon as the manufacturing area is completed, clinical supplies of the product will be manufactured and placed on stability studies. The pilot clinical study is planned for early 1999 at the completion of the first month stability testing.

o        Progesterone Lingual Spray

         This product is being developed as part of the agreement with CLL and is intended to treat the symptoms of progesterone deficiency. The preformulation work is ongoing, which is being carried out by CLL and stability and clinical supplies are to be manufactured in early 1999. The pilot clinical study is planned for mid 1999. If the results of this pilot clinical study support the concept of fast relief of the symptoms associated with progesterone deficiency CLL and the Company will seek development partners to finance the further work associate with filing an NDA and bringing this product to market.

o        Neutraceutical Bite Capsule

         In conjunction with ICH, the Company has developed a soft gelatin bite capsule containing magnesium and other components for use by diabetics. ICH presently has a clinical study ongoing to determine if the product has the desired effect. If the results of the clinical study are favorable, ICH and the Company will search out development partners to finance any further work associate with the marketing of this product. The product will be registered for drug listing with the FDA, however, FDA approval is not required before marketing.

o        Sleep Inducers (Diphenhydramine)

         The Company is developing its formulation for Diphenhydramine, a sleep inducing agent. The Company intends to conduct initial pilot clinical studies, including bioequivalency studies, and thereafter approach pharmaceutical companies with a proposed product. The earliest time that the Company could reasonably expect to have a commercially saleable product in this category is early 2003.

o        Cardiovascular (Nitroglycerin)

         The Company's Nitroglycerin product has been formulated and stability testing has been completed. This product is subject to a license agreement with Altana. See " -- Recent Developments."

Marketing and Distribution

         The Company intends, generally, to license products developed with its technology to drug companies already selling such drug substances under their own brand names, or to market its products to pharmaceutical wholesalers, drug distributors, drugstore chains, hospitals, United States governmental agencies, health maintenance organizations and other drug companies. It is anticipated that promotion of the Company's proposed products will be characterized by an emphasis on their distinguishing characteristics, such as dosage form and packaging, as well as possible therapeutic advantages of such products. The Company will seek to position its proposed products as alternatives or as line extensions to brand-name products. The Company believes that to the extent that the Company's formulated products are patent-protected, such formulations may offer brand-name manufacturers the opportunity to expand their product lines. Alternatively, products which are not patented may be offered to brand-name manufacturers as substitute products after patent protection on existing products expire.

         Inasmuch as the Company does not have the financial or other resources to undertake extensive marketing activities, the Company generally intends to seek to enter into marketing arrangements, including possible joint ventures or license or distribution arrangements, with third parties. The Company believes that such third-party arrangements will permit the Company to maximize the promotion and distribution of its products while minimizing the Company's direct marketing and distribution costs. Other than the Company's aforementioned agreements for the Company's proposed lingual spray products for angina, the Company has not entered into any agreements or arrangements with respect to the marketing of its proposed products and there can be no assurance that it will do so in the future. There can be no assurance that the Company's proposed products can be successfully marketed.

         Strategies relating to marketing of the Company's other proposed formulated products have not yet been determined; these will be formulated in advance of anticipated completion of development activities relating to the particular formulated product. Although the Company currently distributes its Goldmark line of products including laboratory reagents, the Company has no experience in marketing or distribution of its proposed proprietary products.

Manufacturing

         The Company has entered into agreements with each of Rapid Spray GmbH & Co. KG ("Rapid Spray") of Laupheim, Germany and SCA-Lohnherstellungs AG ("Swisscaps") of Kirchberg, Switzerland, European pharmaceutical manufacturers, regarding the manufacture of certain of the Company's products in spray and gelatin bite capsule dosage forms, respectively (the "Joint Development Agreements"). Rapid Spray has agreed to manufacture the nitroglycerin and antihistimine products. As for other spray products, the Company is establishing a facility to create such products for initial clinical supply. If any of such products are pursued, the Company will seek manufacturing partners for those products not manufactured by Rapid Spray or Swisscaps. There can be no assurance, however, that a suitable manufacturing partner can be identified. Under the Joint Development Agreements the Company is responsible, among other things, to conduct any necessary clinical trials and take all action necessary to comply with the regulatory approval process. The Company will purchase all of its clinical and commercial requirements for its proposed products from such manufacturers, at a price to be negotiated by the parties.

         In addition to protection afforded by patents for which the Company has applications pending, each of the Joint Development Agreements provides that the Company retain exclusive rights to market its proposed products in the United States, Europe and Japan. Each of the Joint Development Agreements also contains certain minimum purchase requirements for the Company. It is anticipated that the Company will arrange with third-party suppliers for supplies of active and inactive pharmaceutical ingredients and packaging materials used in the manufacture of the Company's proposed products. It is the Company's present intent to seek to enter into similar manufacturing arrangements for other products to be developed by it in the future.

         The Joint Development Agreements provide for the manufacture of the Company's products at prices to be mutually agreed upon and require re-negotiation of certain terms relating to per unit cost on an annual basis. The manufacture of the Company's pharmaceutical products will be subject to current Good Manufacturing Processes ("cGMP") prescribed by the FDA, and pre-approval inspections by the FDA and foreign authorities prior to the commercial manufacture of any such products. See "Government Regulation" and "Raw Materials and Suppliers."

         In addition to those products manufactured by Rapid Spray and Swisscaps, the Company anticipates that certain of its other proposed products will be manufactured by other contract manufacturers. In addition, the raw materials necessary for the manufacture of the Company's products will, in all likelihood, be purchased by the Company from suppliers in the United States, Europe and Japan and delivered to its manufacturers' facilities by such suppliers. Accordingly, the Company and its manufacturers may be subject to various import duties applicable to both finished products and raw materials and may be affected by various other import and export restrictions as well as other developments impacting upon international trade. These international trade factors will, under certain circumstances, have an impact both on the manufacturing cost (which will, in turn, have an impact on the cost to the Company of the manufactured product) and the wholesale and retail prices of the products to be manufactured abroad. To the extent that transactions relating to the foreign manufacture of the Company's proposed products and purchase of raw materials involve currencies other than United States dollars (i.e., Swiss francs and German marks), the operating results of the Company will be affected by fluctuations in foreign currency exchange rates.

Raw Materials and Suppliers

         The Company believes that the active ingredients used in the manufacture of its proposed pharmaceutical products are presently available from numerous suppliers located in the United States, Europe and Japan. Generally, certain raw materials, including inactive ingredients, are available from a limited number of suppliers and certain packaging materials intended for use in connection with the Company's lingual spray products are only available from sole source suppliers. Further, the Company's Goldmark line of laboratory reagents is available only from a single source supplier and no additional sources of supply are known.

         Although the Company believes that it will not encounter difficulties in obtaining the inactive ingredients or packaging materials necessary for the manufacture of its products, there can be no assurance that the Company or its manufacturers will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such materials. The failure to enter into agreements or otherwise arrange for adequate or timely supplies of principal raw materials and the possible inability to secure alternative sources of raw material supplies could have a material adverse effect on the ability to manufacture formulated products.

         Development and regulatory approval of the Company's pharmaceutical products are dependent upon the Company's ability to procure active ingredients and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier, which could result in manufacturing delays. Accordingly, the Company will seek to locate alternative FDA approved suppliers.

Research and Development

         During fiscal 1998, 1997 and 1996, respectively, the Company spent $290,000, $171,000 and $172,000 on product research and development. Such figures include salary and associated payroll expenses. In future periods, the Company intends to continue to spend significant, and greatly increasing amounts, to develop its products.

Government Regulation

         The development, manufacture and commercialization of pharmaceutical products are generally subject to extensive regulation by various federal and state governmental entities. The FDA, which is the principal United States regulatory authority, has the power to seize adulterated or misbranded products and unapproved new drugs, to request their recall from the market, to enjoin further manufacture or sale, to publicize certain facts concerning a product and to initiate criminal proceedings. As a result of federal statutes and FDA regulations, pursuant to which new pharmaceuticals are required to undergo extensive and rigorous testing, obtaining pre-market regulatory approval requires extensive time and expenditures.

         Under the FDC Act, a new drug may not be commercialized or otherwise distributed in the United States without the prior approval of the FDA. The FDA approval process relating to a new drug differs, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit a NDA, including complete reports of pre-clinical, clinical and laboratory studies to prove such product's safety and efficacy. The NDA process generally requires, before the submission of the NDA, submission of an IND pursuant to which permission is sought to begin preliminary clinical testing of the new drug. An NDA based on published safety and efficacy studies conducted by others may also be required to be submitted for a drug product with a previously approved active ingredient, if the method of delivery, strength or dosage is changed. Alternatively, a drug having the same active ingredients as a drug previously approved by the FDA may be eligible to be submitted under an ANDA, which is significantly less stringent than the NDA approval process.

         While the ANDA process requires a manufacturer to establish bioequivalence to the previously approved drug, it permits the manufacturer to rely on the safety and efficacy studies contained in the NDA for the previously approved drug.

         The NDA approval process generally requires between four to seven years from NDA submission to pre-marketing approval. By contrast, the ANDA process permits an expedited FDA review pursuant to which pre-marketing regulatory approval can generally be obtained in three to five years. The ANDA process is available for drugs with the same active ingredients, dosage form, strength and method of delivery as a product which has previously received FDA approval pursuant to the NDA process. Manufacturing information, including a review of chemical and physical data, stability data, facilities and processes, must also be evaluated by FDA before approval.

         The Company believes that products developed in lingual spray and soft gelatin bite capsule delivery systems (dosage forms) usually will require submission of an NDA.

         The Company estimates that the development of new formulations of pharmaceutical products, including formulation, testing and obtaining FDA approval, generally takes three to five years for the ANDA process and four to seven years for the NDA process. There can be no assurance that the Company's determinations will prove to be accurate or that pre-marketing approval relating to its proposed products will be obtained on a timely basis, or at all. The FDA application procedure has become more rigorous and costly and the FDA currently performs pre-approval and periodic inspections of each finished dosage form and each active ingredient.

         The manufacture of the Company's pharmaceutical products will be subject to cGMP prescribed by the FDA, pre-approval inspection by the FDA and foreign authorities prior to the commercial manufacture of such products and periodic cGMP compliance inspection by the FDA. The Company's European manufacturers will be required to be in compliance with cGMP with respect to the manufacture of the Company's products. There can be no assurance that the Company's manufacturers will be deemed to be in compliance with cGMP with respect to any particular product. To the extent that the Company's manufacturers are deemed not to be in compliance with cGMP, there can be no assurance that the Company will be able to enter into other suitable manufacturing arrangements with third parties which are in compliance with cGMP.

Competition

         The markets which the Company intends to enter are characterized by intense competition. The Company will be competing against established pharmaceutical companies which currently market products which are equivalent or functionally similar to those the Company intends to market. Prices of drug products are significantly affected by competitive factors and tend to decline as competition increases. In addition, numerous companies are developing or may, in the future, engage in the development of products competitive with the Company's proposed products. The Company expects that technological developments will occur at a rapid rate and that competition is likely to intensify as enhanced delivery system technologies gain greater acceptance. Additionally, the markets for formulated products which the Company has targeted for development are intensely competitive, involving numerous competitors and products. The Company will seek to enhance its competitive position by focusing its efforts on its novel dosage forms.

Patents and Protection of Proprietary Information

         The Company has applied for United States and foreign patent protection for the delivery systems which are the primary focus of its development activities as well as the delayed contact allergy topical formulations. There can be no assurance, however, that its patent applications will be granted, or, if granted, will provide any adequate protection to the Company. The Company also intends to rely on whatever protection the law affords to trade secrets, including unpatented know-how. Other companies, however, may independently develop equivalent or superior technologies or processes and may obtain patent or similar rights with respect thereto.

         Although the Company believes that its technology has been developed independently and does not infringe on the patents of others, there can be no assurance that the technology does not and will not infringe on the patents of others. In the event of infringement, the Company or its European manufacturers could, under certain circumstances, be required to modify the infringing process or obtain a license. There can be no assurance that the Company or its European manufacturers would be able to do either of those things in a timely manner or at all, and failure to do so could have a material adverse effect on the Company and its business. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If any of the products developed by the Company infringe upon the patent or proprietary rights of others, the Company could, under certain circumstances, be enjoined or become liable for damages, which would have a material adverse effect on the Company.

         The Company also relies on confidentiality and nondisclosure arrangements with its licensees and potential development candidates. There can be no assurance that other companies will not acquire information which the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.

         Buccal Nonpolar Spray or Capsule. On April, 12, 1996 the Company filed an application with the United States Patent and Trademark Office ("PTO") for protection of this subject matter. On September 1, 1998 the PTO allowed the claims directed to sprays, but rejected the claims directed to the capsules. In October 1998 the Company dropped the capsule claims from this application, to pursue allowance and issuance of a patent directed to the spray claims. The Company is considering either abandoning or re-filing the claims directed to the capsule in a continuing application. In October 1998, the Company filed a patent application in Canada for the buccal nonpolar spray claims.

         On February 21, 1997, the Company filed an application under the Patent Cooperation Treaty ("PCT") for the above-subject matter. The International Preliminary Examination Authority has issued an opinion in which the PCT examiner determined that the subject matter of the invention while novel, is not inventive for obviousness. This opinion, with which the Company disagrees, is not dispositive, however, it may be highly persuasive in subsequent proceedings in the European and individual national patent offices should the Company decide to proceed in these jurisdictions. The Company's right to pursue this claim with the PCT expired on October 12, 1998. The Company has made individual filings for patent protection in Canada and Europe.

         Buccal Polar Spray or Capsule. On April 12, 1996, the Company filed an application in the PTO directed to the buccal polar spray or capsule. The PTO initially allowed the claims to the above subject matter. In view of references found in the counterpart PCT application (see below) which the Company, by law, was obliged to report to the PTO, the PTO withdrew the Notice of Allowance and subsequently rejected all claims in the application. At this time, the Company is evaluating whether to appeal the rejection, refile the application with substantially narrowed claims, or abandon the application in its entirety. The decision in this matter must be made no later than February 25, 1999.

         On February 21, 1997 the Company filed a PCT application directed to the foregoing subject matter. The situation with respect to this subject matter is the same as that of the counterpart PCT application directed to buccal nonpolar spray or capsule discussed above. The Company has made individual filings for patent protection in Canada and Europe.

         Buccal Nonpolar Spray for Nitroglycerin. On April 12, 1996, the Company filed an application in the PTO directed to the above subject matter. On August 5, 1998 the PTO allowed claims to the above subject matter, and a patent will issue in early 1999.

         On February 21, 1997 the Company filed a PCT application directed to the above subject matter. The situation with respect to this application is the same as that for the PCT application directed to buccal nonpolar sprays and capsules.

General Comment with Respect to the Foregoing PCT Applications

         The Company is interested in obtaining patent protection in Europe and Canada. It is to be expected that the same examiner who examined these applications as a PCT examiner will be the examiner who will handle these applications in the European "National" Phase. Hence, the Company anticipates that in the case of the European applications, it may be necessary to appeal to the Board of Appeals in Munich. At the present time, it is not possible to accurately predict the expenses involved in pursuing the foregoing applications. However, expenses may exceed $100,000 (in the aggregate for all three applications) before a final disposition is obtained. The Company expects this process to take between two and four years.

         Buccal/Polar/Nonpolar Sprays or Capsule (Different Medicaments as Above). An application was filed with the PCT on October 1, 1997 designating a large number of possible countries including the United States. This application differs from the first two applications above in that it utilizes different ingredients. The search phase has been initiated and a partial search report has been received. Further search results are expected, after which the Company will decide whether to proceed to the examination phase.

         Antihistamine Syrup and Ointment. On November 10, 1997 the Company filed an application with the U.S. PTO for protection of its antihistamine syrup and ointments. A technology to be utilized in the company's proposed poison ivy product. In October 1998, the PTO rejected the application for this product, and the Company is currently evaluating whether to further pursue this claim.

Product Liability

         The Company may be exposed to potential product liability claims by consumers. With the exception of the Goldmark products, the Company does not presently maintain product liability insurance coverage. Although the Company will seek to obtain product liability insurance prior to the commercialization of any products, there can be no assurance that the Company will obtain such insurance or, if obtained, that any such insurance will be sufficient to cover all possible liabilities. In the event of a successful suit against the Company, insufficiency of insurance coverage could have a material adverse effect on the Company. In addition, certain food and drug retailers require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for retail distribution. Failure to satisfy such insurance requirements could impede the ability of the Company or its distributors to achieve broad retail distribution of its proposed products, which would have a material adverse effect upon the business and financial condition of the Company.

Customer Dependence

         Since inception, substantially all of the Company's revenues have been derived from consulting activities primarily in connection with product development for various pharmaceutical companies. Among other things, the Company works with its European clients to obtain regulatory approvals for new drug formulations in the United States. For the year ended July 31, 1998, consulting activities relating to the Company's three (3) largest clients accounted for approximately 25%, 21% and 21% respectively, of the Company's revenue. For the year ended July 31, 1997, consulting activities relating to the Company's two largest clients accounted for approximately 24% and 23% respectively, of the Company's revenue. For the year ended July 31, 1996 consulting activities relating to the Company's three largest clients accounted for approximately 60%, 14% and 10% respectively, of the Company's revenue. The contract with the Company's largest customer for fiscal 1996, was non-recurring in nature.

Employees

         The Company currently has nine (9) full-time employees, five (5) of whom are executive officers of the Company, and four (4) of whom are engaged in administrative functions. The success of the Company will be dependent in part, upon its ability to hire and retain additional qualified sales and distribution personnel, however, there can be no assurance that the Company will be able to hire or retain such necessary personnel.

Certain Considerations

         This Form 10-KSB, other documents of the Company and statements made by members of management of the Company, in each case, may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include the following:

         Accumulated Deficit and Operating Losses; Anticipated Continuing Losses; Limited Working Capital. The Company had an accumulated deficit at July 31, 1998 of approximately $1,868,000. The Company incurred operating losses in three of the last five fiscal years ended July 31 including a net loss of approximately $708,000 for the year ended July 31, 1998. Because the Company increased its product development activities, the Company anticipates that it will incur substantial operating expenses in connection with continued development, testing and approval of its proposed products, and expects these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that the Company is able to achieve adequate product sales levels.

         Dependence on Principal Clients. To date, substantially all of the Company's revenues have been derived from consulting services rendered to a limited number of clients, the loss of certain of which would have an adverse effect on the Company. For the year ended July 31, 1998, consulting activities relating to the Company's three (3) largest clients, with which the Company has written agreements, accounted for approximately 25%, 21% and 21%, respectively, of the Company's revenues. There can be no assurance that the Company's clients will continue to seek consulting services from the Company or that the Company will continue to provide consulting services to the industry. See "-- - Customer Dependence."

         Evolving Nature of Business; Entry into Product-Based Business. Although the Company has received revenue from its own product development activities, these revenues are insignificant as compared to the Company's revenues from product development consultation work done for its clients. The nature of the Company's revenue received from its own product development consists of payments by major pharmaceutical companies for research and bioavailability studies, pilot clinical trials, and similar milestone-related payments. The Company expects to continue its consulting activities despite increasing its product development activities. The future growth and profitability of the Company will, however, be partially dependent upon the Company's ability to successfully complete the development of, obtain regulatory approvals for, and license out or market, its own proposed products. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by frequent new product introductions. The Company anticipates that it will incur substantial operating expenses in connection with the development, testing and approval of its proposed products and expects these expenses to result in continuing and, perhaps, significant operating losses until such time, if ever, that the Company is able to achieve adequate levels of sales or license revenues. There can be no assurance that the Company will be able significantly to increase revenues or achieve profitable operations.

         Significant Capital Requirements for Product Development and Commercialization. The Company has a significant capital requirement necessary to fund planned expenditures in connection with the research, development, testing and approval of its proposed products. The Company anticipates, based on its current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product development), that the proceeds of the Public Offering and projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements for approximately 18 months from the date hereof. If the Company's plans change, its assumptions change or prove to be inaccurate, or if the projected cash flows prove to be insufficient to fund operations due to unanticipated expenses, technical problems or difficulties or otherwise, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to the Company on acceptable terms, if at all. Pursuant to the Underwriting Agreement, until November 2002 (thirty-six months from the closing of the Public Offering), the Company may not offer, sell, issue or transfer its capital stock without the prior written consent of the Representative. There exist certain exceptions to this prohibition. The Company reserves the right to challenge certain contractual obligations with the Representative due to the Representative's current status. In view of the Company's very limited resources, its anticipated expenses and the competitive environment in which the Company operates, any inability to obtain additional financing could severely limit the Company's ability to complete development and commercialization of its proposed products. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         No Commercially Available Products. The Company's principal efforts are the development of, and obtaining regulatory approvals for, its proposed products. The Company anticipates that marketing activities for its proprietary products, whether by the Company or one or more licensees will not begin until 2001 at the earliest. Accordingly, it is not anticipated that the Company will generate any revenues from royalties or sales of proprietary products until regulatory approvals are obtained and marketing activities begin. There can be no assurance that any of the Company's proposed proprietary products will prove to be commercially viable, or if viable, that they will reach the marketplace on the timetables desired by the Company. The failure or the delay of these products to achieve commercial viability would have a material adverse effect on the Company. See "- Proposed Products" and " - Government Regulation."

         Product Development and Acceptance Risks. The development of the Company's proposed products has not been completed and the Company will be required to devote considerable effort and expenditures to complete such development. Satisfactory completion of development, testing, government approval and sufficient production levels of such products must be obtained before the proposed products will become available for commercial sale. The Company does not anticipate generating material revenue from product sales until perhaps 2000 or thereafter. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems, and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. There can be no assurance that any of the Company's proposed products will be successfully developed, be developed on a timely basis or be commercially accepted once developed. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake to complete development of any product, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company. See "- - Proposed Products."

         Lack of Direct Consumer Marketing Experience; Dependence on Joint Marketing Arrangements. The Company has no experience in marketing or distribution at the consumer level of its proposed proprietary products. Moreover, the Company does not have the financial or other resources to undertake extensive marketing and advertising activities. Accordingly, the Company intends generally to rely on marketing arrangements, including possible joint ventures or license or distribution arrangements with third parties. The Company has not entered into any significant agreements or arrangements with respect to the marketing of its proposed products, and there can be no assurance that it will do so in the future or that any such products can be successfully marketed. The Company's strategy to rely on third party marketing arrangements could adversely affect its profit margins. See " - Marketing and Distribution."

         Dependence on Contract Manufacturing. The Company has agreements with respect to the manufacture of its initially proposed products with its European contract manufacturers. Under these agreements the Company is responsible to obtain required regulatory approvals, begin commercialization within three months after FDA marketing approval, pay royalties under certain circumstances, and satisfy certain minimum purchase requirements. Additionally, these agreements provide for negotiation and annual re-negotiation of terms relating to per item cost. There can be no assurance that such terms can be negotiated on terms satisfactory to the Company or that failure to negotiate such terms will not result in the termination of any such agreement. The failure of the Company to satisfy its obligations under any of these agreements could result in modification or termination of such agreement. There can be no assurance that the Company will have the ability to satisfy all of its obligations under these agreements, and failure to do so could require the Company to obtain alternative manufacturing arrangements, which could have an material adverse effect on the Company. The Company's dependence upon third parties for the manufacture of its products could have an adverse effect on the Company's profit margins and its ability to deliver its products on a timely and competitive basis.

         Compliance with Good Manufacturing Practices. The Company currently intends to rely on third-party arrangements for the manufacture of its proposed products. The manufacture of the Company's pharmaceutical products will be subject to current Good Manufacturing Practices ("cGMP") prescribed by the FDA, pre-approval inspections by the FDA or foreign authorities, or both, before commercial manufacture of any such products and periodic cGMP compliance inspections thereafter by the FDA. There can be no assurance that the Company's European manufacturers will be able to comply with cGMP or satisfy pre- or post-approval inspections in connection with the manufacture of the Company's proposed products. The Company's gelatin capsule manufacturer SCA-Lohnherstellungs AG ("Swisscaps") successfully completed an FDA pre-approval inspection in connection with the approval of the Company's Abbreviated New Drug Application ("ANDA") for Nifedipine. Because Rapid Spray GmbH & Co., KG. ("Rapid Spray"), the Company's other manufacturer, is not currently manufacturing a product covered by an FDA application, Rapid Spray has not yet been inspected by the FDA. Failure or delay by any such manufacturer to comply with cGMP or satisfy pre- or post-approval inspections would have a material adverse effect on the Company. See "-- Manufacturing."

         Foreign Manufacturing and Related Risks. The Company anticipates that its initially proposed products will be manufactured by its European manufacturers at facilities in Germany and Switzerland. The Company intends to import completed manufactured products into the United States. In addition, the raw materials necessary for the manufacture of the Company's products will, in all likelihood, be purchased by the Company from suppliers in the United States or Europe and delivered to its manufacturers' facilities by such suppliers. Accordingly, the Company and its manufacturers may be subject to various import duties applicable to both finished products and raw materials and may be affected by various other import and export restrictions as well as other developments impacting upon international trade. These international trade factors will, under certain circumstances, have an impact both on the manufacturing cost (which will, in turn, have an impact on the cost to the Company of the manufactured product) and the wholesale and retail prices of the products to be manufactured abroad. To the extent that transactions relating to the foreign manufacture of the Company's proposed products and purchase of raw materials involve currencies other than United States dollars, the operating results of the Company will be affected by fluctuations in foreign currency exchange rates. See "- - Manufacturing."

         Supplier Dependence. The Company believes that the active ingredients used in the manufacture of its proposed pharmaceutical products are presently available from numerous suppliers located in the United States, Europe and Japan. The Company believes that certain raw materials, including inactive ingredients, are available from a limited number of suppliers and that certain packaging materials intended for use in connection with its spray products currently are available only from sole source suppliers. Although the Company does not believe it will encounter difficulties in obtaining the inactive ingredients or packaging materials necessary for the manufacture of its products, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such materials. The Company has written supply agreements with Dynamit Nobel for certain raw materials and with Rapid Spray for the nitroglycerin lingual spray product. With respect to other suppliers, the Company operates primarily on a purchase order basis beyond which there is no contract memorializing the Company's purchasing arrangements. The failure to enter into agreements or otherwise arrange for adequate or timely supplies of principal raw materials and the possible inability to secure alternative sources of raw material supplies could have a material adverse effect on the Company's ability to arrange for the manufacture of formulated products. In addition, development and regulatory approval of the Company's products are dependent upon the Company's ability to procure active ingredients and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier would be required if active ingredients or such packaging materials were no longer available from the originally specified supplier, which could result in manufacturing delays. See "- - Raw Materials and Suppliers."

         Competition. The markets which the Company intends to enter are characterized by intense competition. The Company or its licensees may be competing against established pharmaceutical companies which currently market products which are equivalent or functionally similar to those the Company intends to market. Prices of drug products are significantly affected by competitive factors and tend to decline as competition increases. In addition, numerous companies are developing or may, in the future, engage in the development of products competitive with the Company's proposed products. The Company expects that technological developments will occur at a rapid rate and that competition is likely to intensify as enhanced dosage from technologies gain greater acceptance. Additionally, the markets for formulated products which the Company has targeted for development are intensely competitive, involving numerous competitors and products. Most of the Company's prospective competitors possess substantially greater financial, technical and other resources than the Company. Moreover, many of these companies possess greater marketing capabilities than the Company, including the resources necessary to enable them to implement extensive advertising campaigns. There can be no assurance that the Company will have the ability to compete successfully. See "- - Competition."

         Absence of Product Liability Insurance Coverage. The Company may be exposed to potential product liability claims by consumers. The Company presently maintains product liability insurance coverage on the Goldmark line of products only. Although the Company will seek to obtain product liability insurance before the commercialization of any proprietary products, there can be no assurance that the Company will be able to obtain such insurance or, if obtained, that any such insurance will be sufficient to cover all possible liabilities to which the Company may be exposed. In the event of a successful suit against the Company, insufficiency of insurance coverage could have a material adverse effect on the Company. In addition, certain food and drug retailers require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for retail distribution. Failure to satisfy such insurance requirements could impede the ability of the Company or its distributors to achieve broad retail distribution of its proposed products, which could have a material adverse effect on the Company. None of the Company's European manufacturers have made any representations as to the safety or efficacy of the products covered by their agreements or as to any products which may be marketed or used under rights granted under any such agreements, other than compliance with cGMP and product specifications. See "- Product Liability."

         Extensive Government Regulation. The development, manufacture and commercialization of pharmaceutical products is generally subject to extensive regulation by various federal and state governmental entities. The FDA, which is the principal United States regulatory authority, has the power to seize adulterated or misbranded products and unapproved new drugs, to request their recall from the market, to enjoin further manufacture or sale, to publicize certain facts concerning a product and to initiate criminal proceedings. As a result of federal statutes and FDA regulations, pursuant to which new pharmaceuticals are required to undergo extensive and rigorous testing, obtaining pre-market regulatory approval requires extensive time and expenditures. Under the Federal Food, Drug and Cosmetic Act (the "FDC Act"), a new drug may not be commercialized or otherwise distributed in the United States without the prior approval of the FDA. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit a new drug application ("NDA"), including complete reports of pre-clinical, clinical and laboratory studies to prove such product's safety and efficacy. The NDA process generally requires, before the submission of the NDA, submission of an IND pursuant to which permission is sought to begin preliminary clinical testing of the new drug. An NDA, based on published safety and efficacy studies conducted by others, may also be required to be submitted for a drug product with a previously approved active ingredient if the method of delivery, strength or dosage form is changed. Alternatively, a drug having the same active ingredient as a drug previously approved by the FDA may be eligible to be submitted under an ANDA, which is significantly less stringent than the NDA approval process. While the ANDA process requires a manufacturer to establish bioequivalence to the previously approved drug, it permits the manufacturer to rely on the safety and efficacy studies contained in the DNA for the previously approved drug. The Company believes that some of its drug products developed in capsule form will be substantially similar to products which have previously obtained FDA approval and, accordingly, that approvals for such products can be obtained by submitting an ANDA. The Company, however, may be required, before submitting an ANDA, to submit a suitability petition, the purpose of which is to permit the FDA to evaluate whether a change in strength, dosage form or method of delivery is significant enough to require clinical trials and, therefore, an NDA filing. There can be no assurance that the FDA will not require the Company to conduct clinical trials for such products and otherwise comply with the NDA approval process. The Company believes that products developed in spray dosage form will require submission of an NDA. The Company estimates that the development of new formulations of pharmaceutical products, including formulation, testing and obtaining FDA approval, generally takes three to five years for the ANDA process and four to seven years for the NDA process. There can be no assurance that the Company's determinations will prove to be accurate or that pre-marketing approval relating to its proposed products will be obtained on a timely basis, or at all. The failure by the Company to obtain necessary regulatory approvals, whether on a timely basis, or at all, would have a material adverse effect on the Company.

         Patents and Protection of Proprietary Information. The Company holds a United States patent covering its formulation for Nifedipine gelatin capsules, which the Company believes is not material to its operations. The Company has applied for United States and foreign patent protection for its proposed lingual sprays and soft gelatin drug delivery processes. To the extent possible, the Company intends to seek formulation patent protection or other proprietary rights for those products utilizing the Company's oral dosage formulations. There can be no assurance, however, that patents relating to such formulated products or processes will in fact be granted or, if granted, will provide any proprietary rights adequately protecting the Company. Other companies may independently develop equivalent or superior technologies or processes and may obtain patent or similar rights with respect thereto. Although the Company believes that its technology has been independently developed and does not infringe on the patents of others, there can be no assurance that the technology does not and will not infringe on the patents of others. If a process covered by a United States patent is utilized in the manufacture of a product in a foreign country, the further manufacture, use or sale of such products in the United States may constitute an infringement of the United States patent. In the event of infringement, the Company or its European manufacturers could, under certain circumstances, be required to modify the infringing process or obtain a license. There can be no assurance that the Company or the European manufacturers will be able to do so in a timely manner or upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If any of the products developed by the Company infringes upon the patent or proprietary rights of others, the Company could, under certain circumstances, be enjoined or become liable for damages, which would have a material adverse effect on the Company. See "- - Patents and Protection of Proprietary Information."

         Dependence on Existing Management. The success of the Company is substantially dependent on the efforts and abilities of its founder Harry A. Dugger, III, Ph.D., the Company's Chairman, John J. Moroney, Vice Presidents Kenneth E. Cleaver, Ph.D. and Donald P. Cox, Ph.D., and the Company's Chief Financial Officer, Donald Deitman. Mr. Moroney is not required to devote full time to the Company. Decisions concerning the Company's business and its management are and will continue to be made or significantly influenced by these individuals. The Company has entered into employment agreements with Mr. Moroney and Drs. Dugger, Cox and Cleaver. See "MANAGEMENT - Employment Agreements." The loss or interruption of their continued services would have a materially adverse effect on the Company's business operations and prospects. Additionally, the Company's operations may be materially adversely affected if it is unable to obtain and retain qualified sales and distribution personnel. The Company purchased a Key Man life insurance policy on Dr. Dugger effective subsequent to the Public Offering. See "- Marketing and Distribution" and "DIRECTORS AND OFFICERS."

         Control by Current Stockholders, Officers and Directors. Management and affiliates of the Company currently beneficially own (including shares they have the right to acquire) approximately 58.8% of the outstanding Common Stock. These persons are and will continue to be able to exercise control over the election of the Company's directors and the appointment of officers, increase the authorized capital, dissolve, merge or engage the Company in other fundamental corporate transactions. Certain change in control provisions found in the employment agreements of Dr. Dugger and Mr. Moroney may have the effect of discouraging, delaying or preventing a change in control of the Company.

         Dividend Policy. The Company has never declared or paid a dividend on its Common Stock, and management expects that a substantial portion of the Company's future earnings will be retained for expansion or development of the Company's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. Management, therefore, does not contemplate that the Company will pay dividends on the Common Stock in the foreseeable future.

         Limited Public Market. There has been a very limited public market for the Units, the Common Stock and Warrants. Although the Units, Common Stock and Warrants have been approved for inclusion on the OTC Bulletin Board, the securities have been thinly traded, and there can be no assurance that a more fluid trading market for the securities will develop or that, if developed, it will be sustained. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Stock market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and purchasers of the Units may be unable to resell the securities offered hereby at or near their original offering price or at any price. See "Possible Adverse Effect of "Penny Stock" Rules in Liquidity for the Company's Securities."

         Outstanding Options and Warrants. The Company has reserved up to 3,216,000 shares of its Common Stock for issuance upon exercise of stock options and warrants. Of the reserved shares, a total of 1,500,000 shares have been reserved and evenly divided among each of the Company's 1992, 1997 and 1998 Stock Option Plans, of which options to purchase an aggregate of 500,000, 500,000 and 100,000 shares have been issued under the respective Plans. Another 800,000 shares are reserved for issuance and available for the options granted pursuant to the terms of the employment agreements of Mr. Moroney, and Drs. Dugger, Cox and Cleaver. Further, shares of Common Stock are reserved for issuance to cover warrants to purchase an aggregate of 100,000 shares of Common Stock issued to Creative Technologies, Inc. in December 1996. In connection with the Public Offering, the Company issued 680,000 Class A common stock purchase warrants (the "Class A Warrants"). Also in connection with the Public Offering, the Company issued to the Underwriters an option to purchase 68,000 Units exercisable at $9.74 (165% of the respective public offering price of the Units) which expire in November, 2001 (the "Underwriters' Options").

         The Company agreed with the Underwriters, under certain circumstances, to register the Shares and the Warrants subject to the Underwriters' Options for distribution to the public. Exercise of these registration rights could involve a substantial expense to the Company and could prove a hindrance to future financings. Exercise of the Underwriters' Options, the Class A Warrants, the outstanding warrants and stock options, and those which may be granted under the Stock Option Plans (collectively, the "Convertible Securities"), will reduce the percentage of Common Stock held by the public stockholders. Further, the terms on which the Company could obtain additional capital during the life of the Convertible Securities may be adversely affected, and it should be expected that the holders of the Convertible Securities would exercise them at a time when the Company would be able to obtain equity capital on terms more favorable than those provided for by such Convertible Securities.

         Potential Adverse Effect of Redemption of Warrants. The Warrants may be redeemed by the Company commencing May 1999 (eighteen months from the date of the Public Offering), or earlier with the consent of the Representative, at a redemption price of $.10 per Warrant upon not less then thirty days prior written notice provided the last sale price of the Common Stock on the NASD OTC Bulletin Board, Nasdaq (or another national securities exchange) for twenty consecutive trading days ending within three days of the notice of redemption, equals or exceeds 200% of the current Warrant exercise price, subject to adjustment. Redemption of the Warrants could force the holders thereof to exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price, which is likely to be substantially less than the market value of the Warrants at the time of redemption.

         Possible Resales Under Rule 144. Of the 3,877,300 shares of Common Stock held by the Company's present stockholders, 3,197,300 shares of Common Stock have not been registered under the Securities Act of 1933, as amended (the "Act"). Under certain circumstances, the unregistered shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Act, subject to certain limitations. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Of the unregistered shares, (i) 38,700 shares have entered the public market pursuant to Rule 144,
(ii) 1,997,300 shares have been held by present stockholders for more than two years, and (iii) 1,161,300 shares have been held by present stockholders for more than one year but less than two years.

         The Company has reserved up to 3,216,000 shares of its Common Stock for issuance upon exercise of various stock options and warrants, of which 1,600,000 shares were registered under a Registration Statement on Form S-8 under the Act. Although certain of the Company's principal stockholders, as well as all of its officers and directors have executed lock-up agreements in which they agreed not to publicly offer, sell or otherwise dispose of directly or indirectly, any of the Company's securities owned by them, until November 2000 without the prior written consent of the Representative, any substantial sale of Common Stock pursuant to Rule 144 may have an adverse effect on the market price of the Shares or the component securities. Notwithstanding the foregoing, the Company reserves the right to contest the validity of any release of a lock-up agreement by the Representative.

         Possible Adverse Effect of "Penny Stock" Rules on Liquidity for the Company's Securities. Commission regulations define a "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price (as therein defined) of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         The Company currently has an exemption from the penny stock rules. If the Company no longer holds such an exemption and the Company's Common Stock continues to trade on the OTC Bulletin Board at less than $5.00 per share, the Company's securities may become subject to Rule 15g-9 under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, such investors have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, such rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of purchasers in this offering to sell in the secondary market any of the securities acquired hereby.

         There can be no assurance that the Company's securities will continue to qualify for exemption from these restrictions. Even though the Company's securities are currently exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were subject to rules on penny stocks, the market liquidity for the Company's securities could be severely adversely affected. In such event, the regulations on penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market.

         Future Unspecified Acquisitions. Although there are no such transactions contemplated at this time, the Company may, in the future, expand its business, in part, through the acquisition of compatible products or businesses. In attempting to locate and consummate such acquisitions, the Company may compete with other prospective purchasers of the acquisition candidate, some of which may have greater resources than the Company. There can be no assurance that suitable acquisition candidates could be identified and acquired on terms favorable to the Company, or that the acquired product lines or operations could be profitably operated or integrated into the Company's operations. In addition, any internally generated growth experienced by the Company could place significant demands on the Company's management, thereby restricting or limiting its available time and opportunity to identify and evaluate potential acquisition candidates. The target entity of any such acquisition will not be subject to shareholder review and the Company's decision to pursue such transactions is not subject to shareholder approval.

         Limitation on Directors' Liabilities under New Jersey Law. Pursuant to the Company's Certificate of Incorporation and under New Jersey law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under New Jersey law or any transaction in which a director has derived an improper personal benefit. In the event the Company reincorporates under the laws of the State of Delaware (as it proposes to do upon obtaining approval of the shareholders), New Jersey Law may no longer be operable as it relates to the above.

         Indemnification of Directors under New Jersey Law. Pursuant to both the Company's Certificate of Incorporation and New Jersey law, the Company's officers and directors are indemnified by the Company for monetary damages for breach of fiduciary duty, except for liability which arises in connection with
(i) a breach of duty or loyalty, (ii) acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for dividend payments or stock repurchases illegal under New Jersey law, or (iv) any transaction in which the officer or director derived an improper personal benefit. The Company's Certificate of Incorporation does not have any effect on the availability of equitable remedies (such as an injunction or rescissions) for breach of fiduciary duty. However, as a practical matter, equitable remedies may not be available in particular circumstances. In the event the Company reincorporates under the laws of the State of Delaware (as it proposes to do upon approval of the shareholders), New Jersey Law may no longer be operable as it relates to the above. The Company maintains director and officer liability coverage.

         Authorization and Discretionary Issuance of Preferred Stock. The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the relative voting power or other rights of the holders of the Company's Common Stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. Although the Company has no present intention to issue any shares of its preferred stock, there can be no assurance that the Company will not do so in the future. In the event the Company relocates under the Laws of the State of Delaware (as it proposes to do upon approval of the Company's shareholders) the rights, preferences and designations of the preferred stock will be substantially identical to those of the present.

         Pursuant to the terms of the Underwriting Agreement, the Company may not, except with respect to certain qualifying acquisitions, issue capital stock until November 2000 without prior written consent of the Representative. Notwithstanding the foregoing, the Company reserves the right to contest its obligations under agreements with the Representative due to the Representative's current status.

ITEM 2.  PROPERTIES

         The Company's executive offices are located at 43 Emery Avenue, Flemington, New Jersey. The facility, constituting approximately 4,300 square feet is occupied under two separate month to month tenancies. Should these tenancies be terminated for any reason, there is ample comparable space available in the area for the Company to occupy. Since the manufacture of the Company's products are conducted by outside vendors, the Company does not own or lease any production or manufacturing facilities. The Company believes the current Flemington facilities will adequately serve its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, though the solicitation of proxies or otherwise.

ITEM 4A

         The non-director executive officers of the Company and their positions with the Company are as follows:

Donald Deitman, Chief Financial Officer. Mr. Deitman joined the Company in 1998. From 1988 until joining the Company, Mr. Deitman was employed as a business consultant implementing multi-module MRP II software systems. From 1982 to 1988, Mr. Deitman was corporate controller for FCS Industries, Inc. of Flemington, New Jersey. From 1975 to 1982, he was manager of materials and systems for the Walworth Company operations located in Linden and Elizabeth, NJ and from 1966 to 1975, he was employed by Ortho Pharmaceuticals, Inc. and Ortho Diagnostics, Inc. Mr. Deitman received a BS in Accounting from Rutgers University in 1972.

Kenneth E. Cleaver, Ph.D., Vice President, Regulatory Affairs. Dr. Cleaver joined the Company in 1998. From 1992 until joining the Company, Dr. Cleaver founded and served as the President of Medical Development Quality Associates of Flemington, New Jersey, a consulting firm which assisted various members of the pharmaceutical industry in the development, marketing and maintenance of medical products. From 1984 to 1992, Dr. Cleaver held various positions in which he consulted in the areas of clinical research, quality assurance and regulatory affairs. From 1976 to 1984, he was employed by Janssen Pharmaceutical, Inc. of Piscataway, New Jersey. Dr. Cleaver received a BS in Chemistry from Albright College in 1968, and an MA in Organic Chemistry and a Ph.D. in Pharmaceutics from Temple University in 1975 and 1984, respectively.

Donald P. Cox, Ph. D., Vice President, Product Development. Dr. Cox joined the Company in 1998. In 1989, Dr. Cox founded D.P. Cox Associates, a biotechnology consulting firm, and Goldmark Biologicals, a distributor of colloidal gold reagents. From 1979 to 1989, Dr. Cox was a Director of Technical Services/Operations with Janssen Pharmaceutical, Inc. of Piscataway, New Jersey. Dr. Cox received a BS in Biology from Eureka College in 1964, an MS and Ph.D. in Bacteriology from the University of Wisconsin in 1967 and 1970, respectively, an MBA from Temple University in 1989, and conducted a Postdoctoral Fellowship at Cornell University from 1970 to 1973.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED
         SECURITYHOLDER MATTERS

                  (a) Market Information. Since the November 1997 closing of the Public Offering, the Company's Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System ("OTCBB") under the symbol "FLEM". The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the past two fiscal years or such shorter period that there has been a public trading market. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                                          Bid Prices
                                                                                          ----------
                                                                                       High        Low
                                                                                       ----        ---
    FISCAL  1997
    Second Quarter  (November 26, 1997 through January 31, 1998)                       7.75        1.00
    Third Quarter (February 1, 1998 through April 30, 1998)                           1.938        .875
    Fourth Quarter (May 1, 1998 through July 31, 1998)                                1.938       1.313
    FISCAL 1998
    First Quarter (August 1, 1998 through October 21, 1988)                           3.375       1.438

                  The closing bid price of the Company's Common Stock as reported by the OTCBB was $2.4375 on October 21, 1998.

                  (b) Holders. As of October 21, 1998 there were approximately 50 record holders of the Company's Common Stock.

                  (c) Dividends. The Company has never declared or paid a dividend on its Common Stock, and management expects that all or a substantial portion of the Company's future earnings will be retained for expansion or development of the Company's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. Management does not anticipate that the Company will pay dividends on the Common Stock in the foreseeable future. Moreover, there can be no assurance that dividends can or will ever be paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operations, giving rise to an accumulated deficit at July 31, 1998 of approximately $1,868,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during the two years ended July 31, 1998 and may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

         For the reasons stated above, the Company believes that its results of operations for the periods ended July 31, 1998 are not necessarily indicative of the Company's future results of operations. The Company anticipates that it will incur substantial operating expenses in connection with the joint development, testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

Results of Operations

Fiscal Year 1998 Compared to Fiscal Year 1997

         Revenues for the fiscal year ended July 31, 1998 ("fiscal 1998") decreased approximately $62,000 or 7% to $871,000 from $933,000 for the fiscal year ended July 31, 1997 ("fiscal 1997"). The revenue decrease in fiscal 1998 was primarily attributable to the completion of clinical studies in progress from July 31, 1997 and no new studies beginning during fiscal 1998.

         Total costs and expenses for fiscal 1998 increased approximately $235,000 or 17% to approximately $1,579,000 from $1,344,000 for fiscal 1997.
This increase includes an approximate $119,000 increase in product development costs and an approximate $119,000 increase in consulting fees and commissions. The consulting fees and commissions related to client studies, business development and financial public relations. In addition, the Company had an approximate $160,000 increase in salaries offset with an approximate $200,000 decrease in operating expenses primarily related to costs of clinical studies.

Fiscal Year 1997 Compared to Fiscal Year 1996

         Revenues (excluding the non-recurring item discussed below) for the fiscal year ended July 31, 1997 decreased approximately $500,000 or 35% to $933,000 from $1,433,000 for the fiscal year ended July 31, 1996 ("fiscal 1996"). In fiscal 1996, the Company incurred a non-recurring consulting fee of $2,070,000 and associated expenses of $1,606,000.

         The revenue decrease in fiscal 1997 was primarily attributable to delays in commencement of follow-on clinical studies. Follow-on clinical studies are requested by clients when results of pilot clinical studies (which precede follow-on studies) confirm clients expectations as to whether a particular product formation achieves the desired result sought by the client. Because the results of five pilot clinical studies conducted during fiscal 1997 did not confirm such results, those clients determined to reformulate their products and suspend further studies until such time as the client completes reformulation. No contracts are in place for these follow-on studies. It has been the Company's experience, and is standard industry practice, that clients in such circumstances revise their action plans and return to the Company (which conducted the initial studies) to pursue newly formulated initial clinical studies, and if confirming results are achieved, the Company typically conducts the follow-on studies. For those reasons, the Company expects that revenues from consulting activities in fiscal 1998 will likely exceed consulting revenues in fiscal 1997.

         Costs and expenses for fiscal 1997 (excluding expenses associated with the 1996 non-recurring consulting fee) decreased approximately $59,000 or 4% to approximately $1,344,000 from $1,403,000 for fiscal 1996. In fiscal 1997 the Company incurred a $47,000 expense associated with seeking sources of financing. The decrease was primarily attributable to reductions in operating expenses of $84,000, partially offset by increases in selling, general and administrative expenses of $27,000.

         The net loss for fiscal 1997 was $411,000 compared to income of $494,000 for fiscal 1996. This change is attributable primarily to reduced revenues without a corresponding reduction in expenses.

Liquidity and Capital Resources

         From its inception, the Company's principal sources of capital have been provided by consulting revenues and private placements, as well as loans and capital contributions from the Company's principal stockholders. At July 31, 1998 the Company had working capital of approximately $2,221,000 as compared to a working capital deficit of $39,000 at July 31, 1997 representing a net increase in working capital of approximately $2,260,000. In November 1997, the Company successfully closed an offering of its securities ("Public Offering"). The Public Offering provided for the sale of 675,000 units, each unit consisting of one share of common stock, par value $.01 per share and one redeemable Class A common stock purchase warrant with an exercise price of $5.80 per share, subject to adjustment. As part of the offering, the underwriter exercised part of its over allotment option to purchase an additional 5,000 units. As a result of the offering, the Company received proceeds, net of offering costs and underwriting discounts, of approximately $3,013,000.

         Net cash used in operating activities was approximately $1,073,000 for the 1998 Period compared to net cash used in operating activities of approximately $97,000 for the 1997 Period. Net cash used in operating activities for the 1998 period was primarily attributable to the net loss of $708,000 and the completion of studies in progress from July 31, 1997. For the 1998 Period, $93,000 was used for investing activities and $3,090,000 was provided by financing activities. Therefore, notwithstanding a $708,000 net loss and $411,000 net loss for the 1998 and 1997 Periods, respectively, total cash flow for the 1998 period increased approximately $2,632,000 as compared to $513,000 increase for the 1997 Period. The Company, upon the completion of the Public Offering in November 1997, incurred salary obligations of $200,000 and $150,000 per annum to its two executive officers.

                  Although there can be no assurance, the Company believes that the current cash levels together with revenues from operations, will be sufficient to satisfy its cash requirements for at least the next eighteen (18) months. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to implement its expansion plan, requiring it to seek additional financing, which may not be available on terms acceptable to the Company, if at all.

Inflation

         The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

Year 2000 Issue ("Y2K")

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. Although the Company feels that the Year 2000 issue will not have a significant impact on its internal operations, there can be no assurance that the Company's suppliers, creditors, customers and financial service organizations may not be adversely affected by the Year 2000 issue and as a result, there can be no assurance as to the impact of the Year 2000 issue on the Company. The Company intends to correspond to the aforementioned organizations to determine their Y2K readiness and compliance. In the event the Company determines that any of its suppliers, creditors, customers or financial services organizations are not Y2K compliant, the Company will seek to develop relationships with alternative Y2K compliant sources.

New Accounting Pronouncements

         See Note 1 to the Financial Statements for a discussion of New Accounting Pronouncements affecting the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this item is included as a separate section of this report commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on November 23, 1998, which information is incorporated hereby by reference. See also the information with respect to non-director executive offices of Registrant under Item 4a of Part I hereof, which information is incorporated by reference.


ITEM 10. EXECUTIVE COMPENSATION

         See the information under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on November 23, 1998, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         See the information under the caption "Security Ownership of Management and Certain Beneficial Owners" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on November 23, 1998, which information is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the information under the caption "Certain Transactions" contained in the Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on November 23, 1998, which information is incorporated herein by reference.


                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         List of Exhibits

                  The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index appearing on page E-1 hereof.

         (b)      Reports on Form 8-K

                               No reports on Form 8-K were filed during the last
quarter of fiscal 1998.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Flemington Pharmaceutical Corporation


We have audited the balance sheet of Flemington Pharmaceutical Corporation as of July 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flemington Pharmaceutical Corporation at July 31, 1998, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.







                                                             WISS & COMPANY, LLP


Livingston, New Jersey
October 19, 1998

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                                  BALANCE SHEET
                                  JULY 31, 1998

                                   ASSETS
CURRENT ASSETS:
  Cash ......................................................................   $ 2,141,000
  Accounts receivable - trade, less allowance for doubtful
    accounts of  $40,000 ....................................................       146,000
  Prepaid expenses and other current assets .................................        36,000
                                                                                -----------
            Total Current Assets ............................................                     $ 2,323,000

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
ACCUMULATED DEPRECIATION OF $45,000 .........................................                          37,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER .........................................                          60,000

OTHER ASSETS ................................................................                          86,000
                                                                                                  -----------
                                                                                                  $ 2,506,000
                                                                                                  ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-trade ....................................................   $    79,000
  Accrued expenses and other current liabilities ............................        23,000
                                                                                -----------
     Total Current Liabilities ..............................................                     $   102,000


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
   Preferred stock, $.01 per value:
        Authorized 1,000,000 shares, none issued
   Common stock $.01 par value:
        Authorized - 10,000,000 shares
           Issued and outstanding - 3,877,300 shares ........................        39,000
   Additional paid-in capital ...............................................     4,233,000
   Accumulated Deficit ......................................................    (1,868,000)
                                                                                -----------

           Total Stockholders' Equity .......................................                       2,404,000
                                                                                                  -----------
                                                                                                  $ 2,506,000
                                                                                                  ===========





See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF OPERATIONS


                                                             Year Ended
                                                               July 31,
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------

REVENUES:
   Operating revenues ..............................   $  774,000   $  915,000
   Interest Income .................................       97,000       18,000
                                                       ----------   ----------
                                                          871,000      933,000
                                                       ----------   ----------
COST AND EXPENSES:
  Operating expenses ...............................      535,000      735,000
  Product development ..............................      290,000      171,000
  Selling, general and
    administrative expenses ........................      747,000      437,000
  Interest expense .................................        7,000        1,000
                                                       ----------   ----------
                                                        1,579,000    1,344,000
                                                       ----------   ----------
NET LOSS ...........................................   (  708,000)  (  411,000)

PRO FORMA ADJUSTMENT:
   Officers' salary ................................       67,000      200,000
                                                       ----------   ----------
PRO FORMA NET LOSS .................................   ($ 775,000)  ($ 611,000)
                                                       ----------   ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                        3,491,637    2,597,300
                                                       ==========   ==========

BASIC AND DILUTED LOSS
PER COMMON SHARE:
  Net Loss .........................................   (     $.20)  (     $.16)
                                                       ==========   ==========

  Pro forma net loss ...............................   (     $.22)  (     $.24)
                                                       ==========   ==========









See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)





                                                  Common Stock
                                         ----------------------------
                                                                            Additional                       Stockholders'
                                                              Par            Paid-in         Accumulated         Equity
                                            Shares           Value           Capital           Deficit        (Deficiency)
                                         -----------      -----------      -----------       -----------       -----------
BALANCE, JULY 31, 1996 ............        2,597,300      $    26,000      $   850,000       $  (749,000)      $   127,000
YEAR ENDED JULY 31, 1997
  Options issued for services .....             --               --             47,000              --              47,000
  Net loss ........................             --               --               --            (411,000)         (411,000)
                                         -----------      -----------      -----------       -----------       -----------
BALANCE, JULY 31, 1997 ............        2,597,300           26,000          897,000        (1,160,000)         (237,000)
                                         -----------      -----------      -----------       -----------       -----------

YEAR ENDED JULY 31, 1998
  Issuance of Common Stock:                                                                         --
  In Connection with Initial Public
    Offering, net of offering costs          680,000            7,000        3,006,000              --           3,013,000
  Upon Conversion of
    Stockholder Note                         600,000            6,000          294,000              --             300,000
  Options issued for services                   --               --             36,000              --              36,000
  Net Loss                                      --               --               --            (708,000)         (708,000)
                                         -----------      -----------      -----------       -----------       -----------
BALANCE, JULY 31, 1998                     3,877,300      $    39,000      $ 4,233,000       $(1,868,000)      $ 2,404,000
                                         ===========      ===========      ===========       ===========       ===========








See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                 Year Ended
                                                                                   July 31,
                                                                        -----------------------------
                                                                            1998             1997
                                                                        -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net  loss                                                             ($  708,000)      ($  411,000)
  Adjustments to reconcile net loss to net cash
      flows from operating activities:
  Provisions for losses on accounts receivable                                 --              20,000
  Options issued for services                                                 7,000            47,000
  Depreciation and amortization                                              11,000             6,000
  Changes in operating assets and liabilities:
      Accounts receivable                                                    92,000           116,000
      Prepaid expenses and other current assets                             (30,000)            4,000
      Costs and estimated earnings in excess of billings on
         uncompleted contracts                                               12,000             6,000
      Other Assets                                                          (47,000)           18,000
      Accounts payable - trade                                             (137,000)          (52,000)
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                           (277,000)          105,000
      Accrued expenses and other current liabilities                          4,000            44,000
                                                                        -----------       -----------
         Net cash flows from operating activities                        (1,073,000)          (97,000)
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                        (33,000)           (9,000)
  Demand note receivable - shareholder                                      (60,000)             --
                                                                        -----------       -----------
        Net cash flows from investing activities                            (93,000)           (9,000)
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Deferred offering costs                                                      --             (77,000)
  Proceeds of loans from stockholders                                          --             300,000
  Repayments of stockholder loans                                              --             (15,000)
  Initial public offering                                                 3,090,000              --
                                                                        -----------       -----------
      Net cash flows from financing activities                            3,090,000           208,000
                                                                        -----------       -----------
NET CHANGE IN CASH                                                        1,924,000           102,000
CASH, BEGINNING OF YEAR                                                     217,000           115,000
                                                                        -----------       -----------
CASH, END OF YEAR                                                       $ 2,141,000       $   217,000
                                                                        ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                      $     7,000       $      --
                                                                        -----------       -----------
     Income taxes paid                                                  $      --         $      --
                                                                        ===========       ===========
NON CASH FINANCING ACTIVITIES:
  Conversion of Stockholder Note
    Payable into Common Stock                                           $   300,000       $      --
                                                                        ===========       ===========

  Reclassification of deferred offering costs into paid in capital      $    77,000       $      --
                                                                        ===========       ===========
  Options issued for future services                                    $    29,000       $      --
                                                                        ===========       ===========

See accompanying notes to financial statements

                                       FLEMINGTON PHARMACEUTICAL CORPORATION

                                           NOTES TO FINANCIAL STATEMENTS



Note 1 - Nature of the Business and Summary of Significant Accounting Policies:

         Nature of the Business - Flemington Pharmaceutical Corporation (the "Company") is engaged in domestic and international consulting activities and the development of novel pharmaceutical products combining presently marketed drugs with innovative patent-pending oral dosage delivery systems of the Company, designed to enhance and accelerate the onset of the therapeutic benefits which the drugs are intended to produce. Management intends to develop the products in collaboration with pharmaceutical companies having significant existing sales of the pharmaceutical compounds being incorporated into the Company's dosage delivery systems, thereby creating a more effective, and more attractive product.

         The Company has not materially commercialized any of its proposed products and, accordingly, has not generated any material revenue from product sales. Since inception, substantially all of the Company's revenue has been derived from providing consulting services to the pharmaceutical industry. To date, the Company's drug development activities have been largely funded through cash flow generated by the initial public offering of its securities in November 1997 and its consulting services.

         Revenues and Costs - Revenues from contract clinical research are recognized on the percentage-of-completion method. Completion is measured by the relationship of total contract costs incurred to total estimated contract costs for each study. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

         Contract costs normally consist of fees paid to outside clinics for studies and an allocable portion of the Company's operating expenses. General and administrative costs pertaining to contracts are charged to expense as incurred. At July 31, 1998, the Company had no outstanding contracts in process.

         Financial Instruments - Financial instruments include cash, accounts receivable, loans to stockholders, accounts payable, and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

         Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are stated at cost. The Company provides for depreciation using accelerated methods, based upon estimated useful lives of 5 to 7 years for furniture, fixtures and equipment.

         Income Taxes - Deferred income taxes result primarily from net operating losses and the differences resulting from reporting on the cash basis of accounting for tax reporting purposes. As a result of these temporary differences, the Company has recorded a deferred tax asset with an offsetting valuation allowance for the same amount.

         Defined Contribution Retirement Plans - The Company had a 401(K) retirement plan covering substantially all employees. Company contributions are at the discretion of the Board of Directors. The Company made no contributions for the years ended July 31, 1998 and 1997 and the plan was terminated during fiscal July 31, 1998. In September 1998, the Company adopted a new retirement plan providing for contributions at management's discretion.

         Stock Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting" for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has determined it will continue to apply APB Opinion No. 25 in accounting for its stock options plans. The Company recorded a $36,000 and $47,000 charge in accordance with SFAS No. 123 for the years ended July 31, 1998 and 1997, respectively, for options which have been granted, to one of its consultants under an agreement which was executed in May 1997 and amended in March 1998 (See Stock Options Footnote Disclosure). No other compensation costs have been recorded during the years ended July 31, 1998 and 1997 related to options, warrants or any other equity instrument.


         Risk Concentrations:

         (a) Major Customers - During the year ended July 31, 1998, the Company had revenue from three customers located in France, the United Arab Emirates and Germany approximating 25%, 21% and 21%, respectively, of the Company's total revenue.

                  During the year ended July 31, 1997, the Company had revenue from two customers located in Germany and France approximating 24% and 23%, respectively, of the Company's total revenue.

         (b) Accounts Receivable - At July 31, 1998, the Company had unsecured accounts receivable from one customer located in the United Arab Emirates and two customers located in Germany, approximating 36%, 25% and 14%, respectively, of the Company's total accounts receivable. At July 31, 1997, the Company had unsecured accounts receivable from three customers located in France, Germany and the United Arab Emirates approximating 37%, 36% and 13%, respectively, of the Company's total accounts receivable.

                  The Company has long-standing relationships with its principal customers and feels that credit risk associated with these customers is limited. With regard to new customers, the Company receives customer referrals through long standing relationships.

         (c) Significant Employees - All of the Company's consulting and study reporting activities are performed by major stockholders of the Company. As a result, the Company is completely dependent upon these stockholders to continue with these revenue activities.

         (d) Supplier Dependence - The Company believes that certain raw materials, including inactive ingredients, are available only from a limited number of suppliers internationally and that certain packaging materials intended for use in connection with its spray products currently are available from limited supply sources. The Company does not believe it will encounter difficulties in obtaining inactive ingredients or packaging materials necessary for the manufacture of its products. However, there can be no assurance that the Company will be able to enter into satisfactory purchasing agreements or arrangements, thereby, causing a potential significant adverse effect on the Company's ability to arrange for the manufacture of formulated products.

         (e) Bank Concentrations - The Company maintains certain of its cash balances in financial institutions, which are insured by the FDIC up to $100,000 for each institution. At July 31, 1998, the Company has uninsured bank balances for these accounts totaling approximately $2,000,000.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Pro forma Adjustments - Officers' salaries are determined pursuant to employment agreements which became effective in November 1997 upon the consummation of initial public offering of the Company's securities. As a result, officers' salaries have varied during the periods presented. Accordingly, the pro forma effects of such changes have been reported on the face of the statements of operations.

         Net Income or (Loss) Per Share - The Company calculates earnings per share in accordance with Statement of Financial Accounting Standard
         (SFAS) No. 128, "Earnings Per Share" which was issued in February 1997 and is effective for periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company uses the weighted-average number of common shares outstanding during each period to compute basic earnings per common share. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

         New Accounting Pronouncements - In June 1997, the Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components as part of a full set of financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the Board issued SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. The aforementioned pronouncements were all effective for years beginning after December 15, 1997.

         In addition, the Board issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities in June 1998 for years beginning after June 15, 1999. The Company does not expect that any of the previously mentioned pronouncements will significantly impact its financial statements.

Note 2 - Stockholders' equity:

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

         Bridge Financing - In July 1997, the Company borrowed an aggregate of $300,000, at an interest rate of 7% per annum, from two of its officer shareholders, who financed this loan with proceeds realized upon the private sale of 600,000 shares of their common stock in the Company. The loan, which was evidenced by certain notes and was due to mature in October 1998, was converted into an aggregate of 600,000 shares of the Company's common stock upon the consummation of the Public Offering in November 1997 in accordance with the terms of the notes.

         Preferred Stock - The Company's Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of Preferred Stock. None of such Preferred Stock has been designated or issued to date. The Board is authorized to issue shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting, terms of redemption and liquidation.

         Status of Underwriter - Monroe Parker Securities, Inc., the representative of several underwriters involved in underwriting the Company's Public Offering ceased market making activities in the Company's securities in late December 1997, and on January 5, 1998 was the subject of a complaint issued by the NASD for alleged violations of the NASD's rules in 1994 and 1995. In October 1998, the New York attorney general's office announced the indictment of Monroe Parker Securities, Inc. and twelve (12) principals and brokers from the firm on charges that they have defrauded investors in the sale and trading of securities. These alleged violations have no connection with the Company's securities.

Note 3 - Related Party Transactions:

         Legal Fees - The Company has incurred legal fees with an officer and director of the Company. These fees approximated $71,000 and $53,000 for the years ended July 31, 1998 and 1997, respectively.

         Consulting Fees - During the year ended July 31, 1998, the Company incurred consulting fees for product development with one of its stockholder directors approximating $60,000.

         Stockholder's Note Receivable - In April 1998, the Company loaned $60,000 to its President. The note is due on demand with interest at 7% due quarterly. Interest approximated $1,000 for the year ended July 31, 1998.


Note 4 - Commitments and Contingencies:

         Employment Agreements - The Company entered into separate employment agreements with its President and Chairman of the Board of Directors for a base annual salary of $200,000 and $150,000, respectively. Each agreement has a base term of three years, which became effective in November 1997 upon the completion of the public offering. The agreements are thereafter renewable for additional one-year periods, unless the Company gives notice to the contrary.

         Pursuant to these agreements, options were issued to these officers to purchase a total of 600,000 shares, exercisable within a ten-year period of the date of issue at an exercise price upon the consummation of the public offering of $1.84 per share.

         In May 1998, the Company entered into 3-year employment contracts with a Vice President for Research and Development and a Vice President for Product Development at annual salaries of $125,000 and $100,000, respectively. In addition, the Company granted each officer 100,000 ten
         (10) year stock options with an exercise price of $1.75 as consideration for employment contracts. One third of the options vest in each of the years 1999, 2000 and 2001.

         Consulting Agreement - In December 1996, the Company entered into agreement with a consulting company, (the "Consultant"), for assistance in finding suitable business opportunities. The agreement provides for the Company to pay a fee to the Consultant of 10% of the consideration received by the Company from projects identified in the agreement, net of expenses. The agreement also provides for the Company to pay a 5% fee for equity transactions arranged by the Consultant. In addition to the above, the Company issued a warrant to the Consultant to purchase up to 100,000 shares of the Company's common stock at $2.50 per share, with vesting of 20,000 shares upon completion of each successful project. No warrants were earned through July 31, 1998 pursuant to this agreement.

         Public Relations Consultant - In May, 1997, the Company entered into an agreement with a consultant to enhance its entree into the public market and to secure an underwriter for the Company. In connection with that agreement, the Company issued an option to the public relations consultant to purchase an aggregate of 200,000 shares of the Company's common stock (See Stock Options Disclosure).

         In March 1998, the Company and the public relations consultant amended the agreement to continue services though April 1999. As a result of this extension, the original option issued in May 1997 was surrendered and options were issued to purchase 200,000 shares with exercise prices of $1.00 and 120,000 shares with an exercise price of $2.00, all expiring five years from the date of grant.

         Leases - The Company rents office space on a month to month basis. Rent expense for the Company's totaled approximately $27,000 and $19,000 for the years ended July 31, 1998 and 1997, respectively.

         Government Regulation - The development, manufacture and commercialization of pharmaceuticals are subject to extensive regulation by various federal and state government entities.

Note 5   Income Taxes:

         No provision for current and deferred income taxes is required for the years ended July 31, 1998 and 1997.

         The significant components of the Company's net deferred tax asset are summarized as follows:

                                                                                               July 31
                                                                                     ---------------------------
                                                                                        1998              1997
                                                                                     ----------        ---------

                  Differences between the cash basis of accounting
                  for income tax reporting and the accrual basis
                  for financial reporting purposes                                   $ ( 32,000)       $ 103,000
                  Non-employee compensation pursuant to SFAS 123                         33,000           19,000
                  Net operating loss carryforwards...............................       758,000          347,000

                                                                                        759,000          469,000
                  Valuation allowance                                                  (759,000)        (469,000)
                                                                                     ----------        ---------
                           Net deferred tax asset.................................$       -                   -
                                                                                     ==========        =========


         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's prior history of recurring losses, that a full valuation allowance is appropriate at July 31, 1998 and 1997.

         At July 31, 1998, the Company has federal and state net operating loss carryforwards for financial reporting and income tax purposes of approximately $1,902,000 and $1,854,000, respectively, which can be used to offset current and future taxable income through the year 2018.

Note 6   Stock Options:

         At July 31, 1998, the Company had three plans to allow for the issuance of stock options and other awards, the 1992 Stock Option Plan (the "1992 Plan"), the 1997 Stock Option Plan (the "1997 Plan") and the
         1998 Stock Option Plan (the "1998 Plan").

         The 1992 Plan - In May 1992, the Company adopted the 1992 Plan under which 500,000 shares of common stock were reserved for issuance either as incentive stock options ("ISO's") under the Internal Revenue Code or as non-qualified options. ISOs may be granted to employees and officers of the Company and non-qualified may be granted to consultants, directors, employees and officers of the Company. Options to purchase Company's common stock could not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than ten years from the date of grant. ISOs granted to a 10% or more stockholder could not be for less than 110% of fair market value or for a term of more than 5 years.

         Information on option activity for the 1992 Plan for the years ended July 31, 1998 and 1997 is as follows:

                                                                       July 31,
                                                ----------------------------------------------
                                                         1998   (c)               1997    (c)
                                                         ----                     ----
         Balance - beginning of year .....       482,000       $1.76          --         $--
           Options granted (a):
           To 10% or more shareholders (b)          --          --         400,000        1.84
           To others .....................        20,000        2.00        84,500        1.67
         Options cancelled ...............        (2,000)       1.67        (2,500)       1.67
                                                --------       -----      --------       -----
         Balance - end of year ...........       500,000        1.78       482,000        1.76
                                                ========       =====      ========       =====
         Options exercisable - end of year       500,000        1.78       482,000        1.76
                                                ========       =====      ========       =====

         (a) The weighted average fair value option granted during 1998 and 1997 was .30 and $.67 per option, respectively.

         (b) Includes 54,348 incentive stock and 145,652 non-qualified options, issued to the President of the Company and 200,000 non-qualified options issued to its Chairman of the Board, for a total of 400,000 options.

         (c)      Represents weighted average exercise price.

         1997 Plan - In January 1997, the Company's Board of Directors adopted the 1997 Plan, providing for the issuance of options to employees, officers and under certain circumstances, directors of and consultants of the Company. Options granted under the plan may be either incentive stock options as defined in the Internal Revenue Code or non-qualified stock options. The total number of shares of common stock reserved and under the plan is 500,000 shares.

         Information on option activity of the 1997 Plan for the years ended July 31, 1998, and 1997 is as follows:

                                                                       July 31,
                                                 --------------------------------------------------
                                                           1998    (e)                1997     (e)
                                                           ----                       ----
         Balance - beginning of year .....       200,000          $5.80          --           $--
           Options granted :
           To 10% or more shareholders (b)       100,000           1.10          --            --
           To others .....................       400,000 (c)       1.25       200,000(a)       5.80
         Options cancelled ...............      (200,000)(a)       5.80          --            --
                                                --------          -----       -------         -----
         Balance - end of year ...........       500,000          $1.22       200,000          5.80
                                                ========          =====       =======         =====
         Options exercisable - end of year       500,000          $1.22       200,000          5.80
                                                ========          =====       =======         =====

         (a) Represents options issued to a consultant in May 1997, expiring April 2002 (See Public Relations Consulting Agreement).

         (b) Represents 50,000 ISOs each issued to the President of the Company and to its Chairman of the Board for total options to purchase 100,000 shares.

         (c) Represents 25,000 non-qualified stock options (NQSO) each issued to four directors of the Company and 300,000 NQSOs to a consultant (See Public Relations Consulting Agreement) for a total of 400,000 NQSOs.

         (d) The weighted average fair value of options issued in 1998 and 1997 was $.67 and $.24 per option, respectively.

         (e)      Represents weighted average exercise price.

         1998 Plan - In June 1998, the Company's Board of Directors adopted the 1998 Plan, providing for the issuance of options to employees, officers and under certain circumstances, directors of and consultants of the Company. Options granted under the plan may be either incentive stock options as defined in the Internal Revenue Code or non-qualified stock options. The total number of shares of common stock reserved and under the plan shall be 500,000 shares. No options have been issued under the 1998 Plan as of July 31, 1998.

         The Company uses the Intrinsic value method of accounting to measure compensation expense. If the fair value method had been used to measure compensation expense, net loss would have increased by approximately $630,000 or $.18 per share to $1,338,000 or $.38 per share for the year ended July 31, 1998 and $324,000 or $.12 per share to $735,000 or $.28 per share for the year ended July 31, 1997.

         The fair value of options granted in 1998 were estimated at the date of grant using a Black-Scholes option model with the following weighted-average assumptions, respectively: risk-free interest rates of 5.0%, yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 10% to 128% and a weighted-average expected life of the options of five (5) to ten (10) years.

         The fair value of options granted in 1997 were estimated at the date of grant using a Black-Scholes option model with the following weighted-average assumptions, respectively: risk-free interest rates of 5.0%, yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 10% and a weighted-average expected life of the options of ten (10) years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. When the Company shares were not traded publicly, the employee stock options had characteristics significantly different from those of publicly traded options. Because changes in the subjective input assumptions can materially affect fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single estimate of the fair value of its employee stock options.

         Other Non-plan Options and Warrants - At July 31, 1998 there were outstanding the following classes and numbers of instruments exercisable for Common Stock:

         A. 680,000 Class A Warrants, issued in connection with the Public Offering, exercisable until November 2002, to purchase a like number of shares of Common Stock at an exercise price of $5.80 per share.

         B. 68,000 units, issued to the Underwriter in connection with the Public Offering, exercisable until November 2002, to purchase 68,000 units, each consisting of one share of Common Stock and one Class A Warrant at an exercise price of $9.74 per unit. Each Class A Warrant included in the units is exercisable on the same terms as is described above in paragraph A.

         C. 800,000 stock options, not issued under any of the plans, as follows (See also Note 4 -Commitments and Contingencies):

             o 300,000 options each issued to the Company's President and Chairman of the Board of Directors having an exercise price of $1.84 per share, issued in connection with their respective employment agreements in June 1997, exercisable until November 2007.

             o 100,000 options each issued to the Company's Vice President for Research and Development and Vice President for Product Development in May 1998 in connection with their respective employment agreements, having an exercise price of $1.75 per share, exercisable until May 2008.

         D. 100,000 warrants issued to a consulting company as disclosed under the "Consulting Agreements" section of "Commitments and Contingencies".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FLEMINGTON PHARMACEUTICAL CORPORATION


Date:  October  28, 1998                 By: /s/ Harry A. Dugger, III
                                             -------------------------------
                                             Harry A. Dugger, III, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                 Signatures                                          Title                                     Date
                 ----------                                          -----                                     ----

/s/ Harry A. Dugger, III                       President and Chief Executive Officer (Principal           October 28, 1998
--------------------------                     Executive Officer)
Harry A. Dugger, III

/s/ Donald Deitman                             Chief Financial Officer                                    October 28, 1998
-------------------                            (Principal Financial Officer)
Donald Deitman

/s/ John J. Moroney                            Chairman of the Board and Director                         October 28, 1998
-------------------
John J. Moroney

/s/ Robert F. Schaul                           Secretary and Director                                     October 28, 1998
--------------------
Robert F. Schaul

/s/ Jean Mare Maurette                         Director                                                   October 28, 1998
--------------------------
Jean Mare Maurette

/s/ Jack J. Kornreich                          Director                                                   October 28, 1998
-------------------------
Jack J. Kornreich

/s/ John R. Toedtman                           Director                                                   October 28, 1998
-------------------------
John R. Toedtman

----------------- -------------------------------------------------- -----------------------------------------
                               Incorporated Documents                         SEC Exhibit Reference

----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
2.1               Agreement of Merger dated as of October 29, 1998   As filed with the Registrant's
                                                                     Preliminary  Proxy Statement on October
                                                                     20, 1998,
                                                                     File No. 000-23399
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
3.1               Certificate of Incorporation of the Registrant,    As filed with the Registrant's Form
                  as amended                                         SB-2, on August 8, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
3.2               Bylaws of the Registrant, as amended               As filed with the Registrant's Form
                                                                     SB-2, on August 8, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
4.1               Form of Warrant Agreement                          As filed with the Registrant's Form
                                                                     SB-2, on October 31, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
4.3               Form of Class A Warrant Certificate                As filed with the Registrant's Form
                                                                     SB-2, on October 31, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
4.4               Form of Underwriters' Option Agreement             As filed with the Registrant's Form
                                                                     SB-2, on October 31, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.1              Employment Agreement with Harry A. Dugger, III,    As filed with the Registrant's Form
                  Ph.D.                                              SB-2, on August 8, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.2              Employment Agreement with John J. Moroney          As filed with the Registrant's Form
                                                                     SB-2, on October 3, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.3              Agreement dated December 7, 1996 between the       As filed with the Registrant's Form
                  Registrant and Altana, Inc.                        SB-2, on August 8, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.4              Registrant's 1992 Stock Option Plan                As filed with the Registrant's Form
                                                                     SB-2, on August 8, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.5              Form of Option Agreement under the 1992 Stock      As filed with the Registrant's Form
                  Option Plan                                        SB-2, on October 3, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.6              Registrant's 1997 Stock Option Plan                As filed with the Registrant's Form
                                                                     SB-2, on August 8, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.7              Form of Option Agreement under the 1997 Stock      As filed with the Registrant's Form
                  Option Plan                                        SB-2, on October 3, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.8              Agreement with Rapid Spray (Clemastine) dated      As filed with the Registrant's Form
                  June 2, 1992                                       SB-2, on August 8, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.9              Agreement with Rapid Spray (Nitroglycerin) dated   As filed with the Registrant's Form
                  June 2, 1992                                       SB-2, on August 8, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.10             Agreement with Creative Technologies, Inc. dated   As filed with the Registrant's Form
                  December 26, 1996                                  SB-2, on October 3, 1997, File No.
                                                                     333-33201
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.11             Registrant's 1998 Stock Option Plan                As filed with the Registrant's
                                                                     Preliminary  Proxy Statement on October
                                                                     20, 1998,
                                                                     File No. 000-23399
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
                  Filed herewith
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.12             Employment Agreement with Donald P. Cox, Ph.D.
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.13             Employment Agreement with Kenneth Cleaver, Ph.D.
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
10.14             Amendment to Consulting Agreement with Saggi
                  Capital Corp. dated March 25, 1998
----------------- -------------------------------------------------- -----------------------------------------


----------------- -------------------------------------------------- -----------------------------------------
11.1              Computation of earnings per share
----------------- -------------------------------------------------- -----------------------------------------

----------------- -------------------------------------------------- -----------------------------------------
27.1              Financial Data Schedule for fiscal year ended
                  July 31, 1998
----------------- -------------------------------------------------- -----------------------------------------