Form 10QSB
period 1998-10-31
FLEMINGTON PHARMACEUTICAL CORP
filed 1998-12-11
CIK 1043873

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB
   X   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the three month period ended October 31, 1998

____TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____to_____

                     Commission file number 000-23399

                  FLEMINGTON PHARMACEUTICAL CORPORATION
   (Exact name of small business issuer as specified in its charter)




          New Jersey                              22-2407152

(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization

                             43 Emery Avenue
                          Flemington, New Jersey

                  (Address of Principal Executive Offices)


                                  08822

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

     3,877,300 shares of common stock outstanding as of October 31,1998.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

    Yes___  No_ X__

                    FLEMINGTON PHARMACEUTICAL CORPORATION

                               BALANCE SHEETS


                                             October 31,      July 31,
                                                1998            1998
                                             -----------      --------
                                             (Unaudited)      (Note 1)

                   ASSETS

CURRENT ASSETS:
 Cash and equivalents                        $1,862,000      $2,141,000
 Accounts receivable trade, less allowance
  for doubtful accounts of $20,000 and
  $40,000 respectively                          136,000         146,000
 Prepaid expenses and other current assets       28,000          36,000
                                              ---------       ---------
            Total Current Assets              2,026,000       2,323,000
                                              ---------       ---------
FURNITURE, FIXTURES, AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                        36,000          37,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER              60,000          60,000

OTHER ASSETS                                     80,000          86,000
                                              ---------       ---------
                                             $2,202,000      $2,506,000

       LIABILITIES AND STOCKHOLDERS
        EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable-trade                      $   62,000      $   79,000
 Accrued expenses and other current
  liabilities                                   152,000          23,000
                                              ---------       ---------
 Total Current Liabilities                      214,000         102,000
                                              ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS  EQUITY (DEFICIENCY):
 Preferred stock, $.01 per value:
  Authorized 1,000,000 shares, none issued
  Common stock, $.01 par value:
   Authorized - 10,000,000 shares
    Issued and outstanding - 3,877,300
    shares in 1998 and 2,597,300 shares
    in 1997                                     39,000          39,000

Additional paid-in capital                   4,233,000       4,233,000
Accumulated Deficit                         (2,284,000)     (1,868,000)
                                            ----------      ----------
                                             1,988,000       2,404,000
                                            ----------      ----------
                                            $2,202,000      $2,506,000
                                            ==========      ==========


See accompanying notes to financial statements.

                  FLEMINGTON PHARMACEUTICAL CORPORATION
                        STATEMENTS OF OPERATIONS
                              (Unaudited)


                                            Three Months Ended
                                                October 31,
                                            -------------------
                                              1998      1997
                                              ----      ----

REVENUES:

  Operating revenues                       $ 129,000   $ 404,000
  Interest Income                             28,000       3,000
                                            --------    --------
                                             157,000     407,000

COST AND EXPENSES:
 Operating expenses                          112,000     183,000
 Product development                          82,000      57,000
 Selling, general and
    administrative expenses                  379,000     160,000
                                             -------     -------
NET INCOME (LOSS)                            573,000     400,000
                                             -------     -------
                                            (416,000)      7,000

PRO FORMA ADJUSTMENT
   Officers' salary                                -      50,000

PRO FORMA NET INCOME (LOSS)                $(416,000)   $(43,000)
                                           =========    ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                  3,877,300   2,597,300
PER COMMON SHARE:
Net Income (loss)                              $(.11)      $   -

Pro forma net income (loss)                    $(.11)      $(.02)


See accompanying notes to financial statements.


                  FLEMINGTON PHARMACEUTICAL CORPORATION
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                               (Unaudited)

                         Common Stock
                       -------------------                                Stockholders'
                                 Par         Paid-in       Accumulated       Equity
                  Shares         Value       Capital        Deficit       (Deficiency)

                  -------        -----       -------      -----------    -------------
Balance, July 31,
  1998           3,877,300    $  39,000    $4,233,000     $(1,868,000)     $2,404,000
Three months ended
 October 31, 1998
 Net Loss                                                    (416,000)       (416,000)
                 ---------    ---------    ----------     -----------      ----------
Balance, October
 31, 1998        3,877,390    $  39,000    $4,233,000     $(2,284,000)     $1,988,000
                 =========    =========    ==========     ===========      ==========



See accompanying notes to financial statements.

                    FLEMINGTON PHARMACEUTICAL CORPORATION

                          STATEMENT OF CASH FLOWS
                               (Unaudited)


                                            Three Months Ended
                                                October 31,
                                            -------------------
                                             1998          1997

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (loss)                          $(416,000)   $   7,000

 Adjustments to reconcile net income
  (loss) to net cash flows from operating
  activities:
      Provisions for losses on accounts
       receivable                            (19,000)           -
      Options issued for services              4,000            -
      Depreciation and amortization            5,000        2,000
      Changes in operating assets and
       liabilities:
       Accounts receivable                    29,000      143,000
       Prepaid expenses and other current
        assets                                 8,000       (1,000)
       Costs and estimated earnings in
        excess of billings on uncompleted
        contracts                                  -       12,000
       Accounts payable, trade               (17,000)      94,000
       Billings in excess of costs and
        estimated earnings on uncompleted
        contracts                                  -     (237,000)
       Accrued expenses and other current
        liabilities                          129,000      (50,000)
                                           ---------    ---------
  Net cash flows from operating activities  (277,000)     (30,000)
                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
       Purchase of property and equipment     (2,000)      (1,000)
                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES -
       Increase in deferred offering costs         -      (58,000)
                                           ---------    ---------

NET CHANGE IN CASH                          (279,000)     (89,000)


CASH, BEGINNING OF PERIOD                  2,141,000      217,000
                                          ----------    ---------
CASH, END OF PERIOD                       $1,862,000     $128,000
                                          ==========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                            $        -     $      -
                                          ==========    =========
 Income taxes paid                        $        -     $      -


See accompanying notes to financial statements.



                  FLEMINGTON PHARMACEUTICAL CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

Note 1    -    Basis of Presentation:

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

          Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB of Flemington Pharmaceutical Corporation (the "Company"), for the year ended July 31, 1998.

Note 2 - In November 1998, the Company did not renew the company's $1,000,000 life insurance policy on the life of the Company s president.

                    FLEMINGTON PHARMACEUTICAL CORPORATION

Part I, Item 2.  Management Discussion and Analysis

Flemington Pharmaceutical Corporation, a New Jersey corporation (the Company), is engaged in development of novel application drug delivery systems for presently marketed prescription and over-the-counter ( OTC ) drugs. Since its inception in 1982, the Company has been a consultant to the pharmaceutical industry, focusing on product development activities of various European pharmaceutical companies, and since 1992 has used its consulting revenues to fund its own product development activities.

Since its inception, substantially all of the Company s revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operation through July 31, 1995, and also for the years ended July 31, 1997 [ Fiscal 1997 ] and 1998 [ Fiscal 1998 ], giving rise to an accumulated deficit at October 31, 1998 of approximately $2,284,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997 and Fiscal 1998. Revenues from consulting may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the joint development, testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

Results of Operations

The three months ended October 1998 [the 1998 Period] and October 1997 [the
 1997 Period]

Revenues for the 1998 Period decreased approximately $275,000 or 68% to $129,000 from $404,000 for the 1997 Period. This decrease is attributable to an approximate $269,000 decrease in client studies revenue and an approximate $6,000 decrease in consulting, product sales, license and other revenues.

Total costs and expenses for the 1998 Period increased approximately $173,000 or 43% to $573,000 from $400,000 for the 1997 Period. This increase includes an approximate $25,000 increase in product development costs and an approximate $219,000 increase in selling, general and administrative expenses offset with an approximate $71,000 decrease in operating expenses associated with studies and consulting activities.

Liquidity and Capital Resources

From its inception, the Company s principal sources of capital have been provided by consulting revenues and private placements, as well as loans and capital contributions from the Company s principal stockholders. At
October 31, 1998 the Company had working capital of approximately $1,812,000 as compared to working capital of $2,221,000 at July 31, 1998 representing a net decrease in working capital of approximately $409,000.

In November 1997, the Company successfully closed an offering of its securities (Public Offering or Offering). The offering provided for the sale of 675,000 units, each unit consisting of one share of common stock, par value $.01 per share and one redeemable Class A common stock purchase warrant with an exercise price of $5.80 per share, subject to adjustment. As part of the offering, the underwriter exercised part of its over allotment option to purchase an additional 5,000 units. As a result of the offering, the Company received proceeds, net of offering costs and underwriting discounts, of approximately $3,013,000.

Net cash used in operating activities approximated $277,000 for the 1998 Period compared to net cash used in operating activities of approximately $30,000 for the 1997 Period. Net cash used in operating activities for the 1998 period was primarily attributable to the net loss of $416,000. For the 1998 Period, $2,000 was used for investing activities. Therefore, notwithstanding a $416,000 net loss and $7,000 net income for the 1998 and 1997 Periods, respectively, total cash flow for the 1998 period increased approximately $137,000 as compared to $96,000 decrease for the 1997 Period. The Company, upon the completion of the offering in November 1997, incurred salary obligations of $200,000 and $150,000 per annum to its two executive officers.

Although there can be no assurance, the Company believes that the proceeds from the Public Offering together with revenues from operations will be sufficient to satisfy its cash requirements for at least the next fifteen
(15) months. No assurance can be given that future unforeseen events will not adversely affect the Company s ability to implement its expansion plan, requiring it to seek additional financing, which may not be available on terms acceptable to the Company, if at all.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. Although the Company feels that the Year 2000 issue will not have a significant impact on its internal operations, there can be no assurance that the Company s suppliers, creditors, customers and financial service organizations may not be adversely affected by the Year 2000 issue and as a result, there can be no assurance as to the impact of the Year 2000 issue on the Company.

PART II.
                             OTHER INFORMATION

Item 1.   Legal Proceedings

          N/A

Item 2.   Changes in Securities

          N/A

Item 3.   Defaults Upon Senior Securities

          N/A

Item 4.   Submissions of Matters to a Vote of Security Holders

          N/A

Item 5.   Other Information

          N/A

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          Exhibit 11. Statement re: computation of earnings per share for the three months ended October 31, 1998.

     b)   Reports on Form 8-K





                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  FLEMINGTON PHARMACEUTICAL CORPORATION



                             By:  /s/ Harry A. Dugger, III
                                  --------------------------------
                                  Harry A. Dugger, III, President
                                  (Principal Executive and Financial
                                   Officer)

                             By:  /s/  John J. Moroney
                                  ------------------------------------
                                  John J. Moroney, Chairman of the Board




                                 EXHIBIT 11

                   FLEMINGTON PHARMACEUTICAL CORPORATION

                       EARNINGS PER SHARE COMPUTATION

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)


                                           THREE MONTHS ENDED
                                            OCTOBER 31, 1998
                                           ------------------

                                                 BASIC
                                           ------------------

 Weighted average shares outstanding                3,877,300
 Dilutive effect of stock performance
  plans (1)                                                 -
                                           ------------------
   Total                                            3,877,300

 Net Income (loss)                                       (416)
                                           ------------------

 Earnings per share                                      (.11)

                                           ------------------
                                           THREE MONTHS ENDED
                                            OCTOBER 31, 1997
                                           ------------------

                                                 BASIC
                                           ------------------

Weighted average shares outstanding                 2,597,300
Dilutive effect of stock performance
 plans(1)                                                   -
                                           ------------------
 Total                                              2,597,300

Net Income (loss)                                           7
                                           ------------------
Earnings per share                                         (-)




No potential shares from stock performance plans have been presented, as their effect would be anti-dilutive