Form 10QSB
period 1999-01-31
FLEMINGTON PHARMACEUTICAL CORP
filed 1999-03-17
CIK 1043873

UNITED STATES
		                 SECURITIES AND EXCHANGE COMMISSION
                    			  Washington, D.C. 20549

                           				FORM 10-QSB
      	X            QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
     ------         THE SECURITIES EXCHANGE ACT OF 1934

           	     For the six month period ended January 31, 1999

     ------         TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF
                	   THE SECURITIES EXCHANGE ACT OF 1934

             		  For the transition period from _____to_____

              		      Commission file number 000-23399

              		   FLEMINGTON PHARMACEUTICAL CORPORATION
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

       	   Delaware                                22-2407152
  -------------------------------      -----------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

     	  43 Emery Ave., Flemington, New Jersey          08822
	      --------------------------------------      ----------
    	 (Address of Principal Executive Offices)     (Zip Code)

                    			       (908)782-3431
                     			--------------------------
                     			(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       			     Yes  X   No
                              				 ----    ----
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No_____

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
     3,877,300 shares of common stock outstanding as of January 31,1999.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):  Yes    No  X
                                                 							       ___    ___


                		FLEMINGTON PHARMACEUTICAL CORPORATION

                      			    BALANCE SHEETS



                                   					     January 31,   July 31,
                                          						1999        1998
                                   					     __________    ________
                                   					     (Unaudited)


ASSETS

CURRENT ASSETS:
 Cash and equivalents                       $1,443,000     $2,141,000
  Accounts receivable - trade, less
   allowance for doubtful accounts of
   $20,000 & $40,000 respectively              168,000        146,000
  Costs and estimated earnings in excess
   of billings on uncompleted contracts         39,000              -
  Prepaid expenses and other current assets     47,000         36,000
                                   					    ----------     ----------
	    Total Current Assets                    1,697,000      2,323,000
                                   					    ----------     ----------
FURNITURE, FIXTURES, AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                       33,000         37,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER             60,000         60,000

OTHER ASSETS                                    73,000         86,000
                                   					     ---------     ----------
                                   					    $1,863,000     $2,506,000
                                   					    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable trade                     $  125,000     $   79,000
  Billings in excess of costs and estimated
   earnings on uncompleted contracts            55,000              -
  Accrued expenses and other current
   liabilities                                  20,000         23,000
                                   					    ----------     ----------
    Total Current Liabilities                  200,000        102,000
                                   					    ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):

   Preferred stock, $.01 par value:
   Authorized 1,000,000 shares, none issued
   Common stock, $.001 par value:
   Authorized - 50,000,000 shares
   Issued and outstanding - 3,877,300
   shares                                        4,000         39,000
   Additional paid-in capital                4,268,000      4,233,000
   Accumulated Deficit                      (2,609,000)    (1,868,000)
                                   					    ----------     ----------
   Total Stockholders' Equity (Deficiency)   1,663,000      2,404,000
                                   					    ----------     ----------
                                   					    $1,863,000     $2,506,000
                                   					    ==========     ==========


 See accompanying notes to financial statements.

             		     FLEMINGTON PHARMACEUTICAL CORPORATION
                     			  STATEMENTS OF OPERATIONS
                           				(Unaudited)



                           			Three Months Ended         Six Months Ended
                           			    January 31,              January 31,
                            			------------------        -----------------
                           			  1999      1998            1999      1998
                           			  ----      ----            ----      ----
REVENUES:
 Operating revenues           $147,000   $180,000       $276,000    $584,000
 Interest Income                20,000     31,000         48,000      34,000
                           			--------   --------       --------    --------
                           			 167,000    211,000        324,000     618,000
                           			--------   --------       --------    --------
COSTS AND EXPENSES:
 Operating Expenses            143,000    178,000        255,000     361,000
  Product development           80,000    115,000        162,000     172,000
  Selling, general
  and administrative
  expenses                     269,000    238,000        648,000     398,000
                           			--------   --------      ---------    --------
                           			 492,000    531,000      1,065,000     931,000
                           			--------   --------      ---------    --------
NET INCOME (LOSS)            $(325,000) $(320,000)     $(741,000)  $(313,000)
                    		       =========  =========      =========   =========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                 3,877,300  3,536,955      3,877,300   3,067,173
		                           =========  =========      =========   =========

PER COMMON SHARE:
 Net Income (loss)               $(.08)    $ (.09)         $(.19)     $ (.10)
                    		      ==========  =========      =========   =========



See accompanying notes to financial statements.



               		    FLEMINGTON PHARMACEUTICAL CORPORATION
        	       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
			                            	(Unaudited)


            		       Common Stock
		                 -----------------                             Stockholders'
			                            Par       Paid-In   Accumulated       Equity
		                 Shares      Value     Capital     Deficit      (Deficiency)
		                 ------      -----     -------   -----------   -------------

Balance,
 July 31, 1998     3,877,300  $ 39,000 $4,233,000  $(1,868,000)  $2,404,000
Par Value Decrease
from $.01 to $.001         -   (35,000)    35,000            -            -
Six months ended
 January 31, 1999,
 Net loss                  -         -          -     (741,000)    (741,000)
              		   ---------  --------  ---------  -----------   ----------
Balance,
 January 31, 1999  3,877,300 $   4,000 $4,268,000  $(2,609,000)  $1,663,000
		                 ========= ========= ==========  ===========   ==========





See accompanying notes to financial statements.

                  		   FLEMINGTON PHARMACEUTICAL CORPORATION
                           			STATEMENT OF CASH FLOWS
                          			      (Unaudited)


                                           						  Six Months Ended
                                          						     January 31,
                                          						---------------------
						                                            1999         1998
CASH FLOW FROM OPERATING ACTIVITIES:            --------      -------

Net  (loss)                                    $(741,000)    $(313,000)
  Adjustments to reconcile net income
  (loss) to net cash
      Flows from operating activities:
      Provisions for losses on accounts
       receivable                                (20,000)            -
      Options Issued for Services                  9,000             -
      Depreciation & Amortization                 10,000         2,000
      Non-cash interest expense                        -         6,000
      Changes in operating assets and liabilities:
       Accounts receivable                        (2,000)      122,000
       Deposits                                        -         9,000
      Prepaid expenses and other current assets  (11,000)      (16,000)
      Costs and estimated earnings in excess
      of billings on uncompleted contracts       (39,000)      (15,000)
      Accounts payable - trade                    46,000       103,000
      Billings in excess of costs and estimated
       earnings on uncompleted contracts          55,000      (246,000)
      Accrued expenses and other current
       liabilities                                (3,000)        1,000
                                   					       ---------     ---------
  Net cash flows from operating activities      (696,000)     (347,000)
                                   					       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchase of property and equipment               (2,000)       (2,000)
                                   					       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES -
 Gross proceeds from initial public offering           -     4,019,000
  Costs of initial public offering                     -      (931,000)
                                   					       ---------     ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES               -     3,088,000
                                   					       ---------     ---------
NET CHANGE IN CASH                              (698,000)    2,739,000

CASH, BEGINNING OF PERIOD                      2,141,000       217,000
                                   					       ---------     ---------
CASH, END OF PERIOD                           $1,443,000    $2,956,000
                                   					      ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                $        -    $        -
                                   					      ==========    ==========
 Income taxes paid                            $        -    $        -
                                   					      ==========    ==========

NON CASH FINANCING ACTIVITIES:
 Conversion of Stockholder Note Payable
  into Common Stock                           $        -    $  300,000
                                   					      ==========    ==========



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

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of Flemington Pharmaceutical Corporation (the "Company"), for the year ended July 31, 1998.

Note 2 -        In November 1998, the Company declined renewal of the
$1,000,000 life insurance policy on the life of the Company's president.

Note 3 -        On November 24, 1998, pursuant to Shareholders' authorization, the Company established a Delaware Corporation. On January 29, 1999, Flemington Pharmaceutical Corporation (the Company) was merged into the Delaware Corporation. Authorized common shares were increased from 10,000,000 to 50,000,000 and par value per common share was decreased from $.01 to $.001. See part II. OTHER INFORMATION, Item 2. Changes in Securities.

Note 4 -        On December 23, 1998, a former shareholder filed a lawsuit against the Company, its president and its chairman. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of shareholders who purchased the Company's common stock during a period from Nov. 19, 1997 to Dec. 29, 1997. The Company believes the lawsuit is without merit and intends to defend against it vigorously. See Part II. OTHER INFORMATION, Item 1. Legal Proceedings.

Note 5 -        Subsequent Events

a) Letter of Intent - On March 2, 1999, the Company signed a Letter of Intent to acquire the assets, and certain of the liabilities, of Ash Corporation, located in Gulfport, Mississippi. Ash is a contract manufacturer and packager of over-the-counter pharmaceuticals and personal care products with 96 employees. On March 16, 1999, all parties agreed to terminate discussions and the Letter of Intent.

b) Patent Issued - On March 2, 1999, the Company announced the issuance of a patent for a Buccal, non-polar spray for nitroglycerin. The patented product has been licensed by the Company to Altana Corporation.

c) Sale of laboratory reagent distribution business - On March 3, 1999, the Company agreed to sell the laboratory reagent distribution business, conducted by the Company under the name of Goldmark Biologicals, to Ted Pella, Inc., a California corporation, for $25,000. The purchase price to be paid in 3 annual installments beginning April 20, 1999 plus 7.5% interest on the unpaid principal.


            		    FLEMINGTON PHARMACEUTICAL CORPORATION

Part I, Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operation through July 31, 1995, and also for the years ended July 31, 1997 ["Fiscal 1997"], and 1998 ["Fiscal 1998"], giving rise to an accumulated deficit at January 31, 1999 of approximately $2,609,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997 and Fiscal 1998. Revenues from consulting may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the joint development, testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JANUARY 1999 [the "1999 Period"] AND JANUARY 1998 [the "1998 Period"]

Revenues for the 1999 Period decreased approximately $308,000 or 72% to $276,000 from $584,000 for the 1998 Period. The revenue decrease for the 1999 period was primarily attributable to the lack of clinical studies.

Total costs and expenses for the 1999 Period increased approximately $134,000 or 14% to $1,065,000 from $931,000 for the 1998 Period. This increase includes an approximate $233,000 increase in payroll and payroll taxes, an approximate $144,000 increase in legal and professional fees, an approximate $31,000 increase in public company expenses and an approximate $20,000 increase in product development costs. An approximate $216,000 decrease in clinical studies costs, an approximate $49,000 decrease in commissions and an approximate $39,000 decrease in outside consulting fees offset the increased costs.

The resulting net loss for the 1999 Period was $741,000 compared to a net loss of $313,000 for the 1998 Period.

THE THREE MONTHS ENDED JANUARY 1999 [the "1999 Period"] AND JANUARY 1998 [the "1998 Period"]

Revenues for the 1999 Period decreased approximately $33,000 or 18% to $147,000 from $180,000 for the 1998 Period.

Total costs and expenses for the 1999 Period decreased approximately $39,000 or 7% to $492,000 from $531,000 for the 1998 Period. This decrease includes an approximate $122,000 decrease in consulting fees and commissions and an approximate $111,000 decrease in clinical studies costs. An approximate $99,000 increase in payroll and payroll taxes, an approximate $74,000 increase in legal and professional fees, an approximate $8,000 increase in product development costs, an approximate $7,000 increase in business franchise taxes and an approximate $5,000 increase in public company expenses offset these decreased costs.

LIQUIDITY AND CAPITAL RESOURCES

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

Net cash used in operating activities approximated $696,000 for the 1999 Period compared to net cash used in operating activities of approximately $347,000 for the 1998 Period. Net cash used in operating activities for the 1999 period was primarily attributable to the net loss of $741,000. For the 1999 Period, $2,000 was used for investing activities. Therefore, notwithstanding a $741,000 net loss and a $313,000 net loss for the 1999 and 1998 Periods, respectively, total cash flow for the 1999 period increased approximately $43,000 as compared to $3,052,000 increase for the 1998 period due to the completion of the offering in November 1997.

Although there can be no assurance, the Company believes that the proceeds from the Public Offering together with revenues from operations will be sufficient to satisfy its cash requirements for at least the next twelve (12) months. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to implement its expansion plan, requiring it to seek additional financing, which may not be available on terms acceptable to the Company, if at all.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000 ISSUE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected many c omputer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. Although the Company feels that the Year 2000 issue will not have a significant impact on its internal operations, there can be no assurance that the Company's suppliers, creditors, customers and financial service organizations may not be adversely affected by the Year 2000 issue and as a result, there can be no assurance as to the impact of the Year 2000 issue on the Company.



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

	On December 23, 1998, a former shareholder filed a lawsuit against the Company in United States District Court for the District of New Jersey by Richard F. Biborosch, individually and as class representative. Defendants in the lawsuit include the Company, John J. Moroney, Harry A. Dugger III, Ph.D. and Monroe Parker Securities, Inc. and two of its principals (collectively, "Monroe Parker"). The complaint alleges certain securities law violations against the Company relative to Monroe Parker's role as underwriter for the Company's initial public offering and the Company's failure to properly disclose certain information relating to Monroe Parker. Relief sought by the plaintiff includes certification of the action as a class action, damages, rescission and costs. The Company has retained special litigation counsel to assist in defense of the claim and believes the allegations contained in the Complaint are without merit.

Item 2. Changes in Securities

	  In connection with the Company's reincorporation merger from New Jersey to Delaware as described in Item 4 below, the Company's Certificate of Incorporation was changed to authorize the issuance of 50,000,000 shares of common stock with a par value of $.001, rather than 10,000,000 shares of common stock with a par value of $.01. Authorized preferred shares remained at 1,000,000.

Item 3. Defaults Upon Senior Securities

	  N/A

Item 4. Submissions of Matters to a Vote of Security Holders

	(a)     On November 23, 1998, the Company held its annual meeting of
       		shareholders ("Annual Meeting").
	(b)     Directors elected at the meeting were Harry A. Dugger III,
		       Ph.D., Robert F. Schaul, John J. Moroney, Jean-Marc Maurette,
		       Ph.D., John R. Toedtman and Jack J. Kornreich, all of whom
		       have served as Directors during the prior year.
	(c)     Matters addressed at the Annual Meeting included the election
		       of directors, the ratification of the appointment of auditors,
		       the adoption of the Company's 1998 Stock Option Plan, and the
		       reincorporation merger of the Company from New Jersey to
		       Delaware including the related increase in the authorized
		       common stock of the Company from 10,000,000 shares to
		       50,000,000 shares.
	(d)     The table below indicates each matter voted upon at the Annual
		       Meeting and states the number of votes cast for or against each
		       proposal, as well as the number of abstentions and broker non
		       votes for each proposal:
								                                                          Abstentions
Proposal Description or                            Votes Against   and Broker
Name of Director                        Votes For   or Withheld    Non Votes
--------------------------------------- ---------   ------------   -----------
Adoption of 1998 Stock Option Plan      2,090,090      62,110       1,725,100
Reincorporation Proposal                1,713,740      43,610       2,119,950
Ratification of Appointment of Auditors 2,490,559      16,000       1,370,741
Harry A. Dugger III, Ph.D.              2,490,559      16,000       1,370,741
John J. Moroney                         2,490,559      16,000       1,370,741
Robert F. Schaul                        2,490,559      16,000       1,370,741
Jean-Marc Maurette                      2,490,559      16,000       1,370,741
John R. Toedtman                        2,490,559      16,000       1,370,741
Jack R. Kornreich                       2,490,559      16,000       1,370,741


Item 5. Other Information

	  On March 2, 1999, the Company entered into a Letter of Intent with Ash Corporation ("Ash") in connection with the proposed acquisition of all of the assets and certain of the liabilities of Ash in exchange for 2,000,000 shares of Flemington Common Stock. On March 5, 1999, the Company filed a current report on Form 8-K to report this event. On March 16, 1999, all parties agreed to terminate discussions and the Letter of Intent.


Item 6. Exhibits and Reports on Form 8-K

	a)      Exhibits

       		Exhibit 11.  Statement re: computation of earnings per share
		       for the six months ended January 31, 1999

	b)      Reports on Form 8-K

       		On March 5, 1999 the Company filed a current report on Form
		       8-K (event Item 5.) to report the March 2, 1999 execution of
		       a Letter of Intent with Ash Corporation regarding the
		       proposed acquisition of the assets and certain of the
		       liabilities of Ash Corporation.






                             				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     			   FLEMINGTON PHARMACEUTICAL CORPORATION



Date :March 17, 1999       By:     /s/  Harry A. Dugger, III
      --------------       ------------------------------------------
			                        Harry A. Dugger, III, President
                     			   (Principal Executive and Financial Officer)


Date: March 17, 1999       By:     /s/  John J. Moroney
      --------------       ------------------------------------------
                     			   John J. Moroney, Chairman of the Board


                              				EXHIBIT 11

                		  FLEMINGTON PHARMACEUTICAL CORPORATION

                		      EARNINGS PER SHARE COMPUTATION

        	    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
			                              (UNAUDITED)

                                   					    SIX MONTHS ENDED

                                   					    JANUARY 31, 1999
                                   					    ----------------


                                             						  BASIC
						                                              ------
Weighted average shares outstanding              3,877,300
Dilutive effect of stock performance plans (1)          --
                                          						 ---------
     Total                                       3,877,300

Net Income (loss)                                     (741)
                                          						 ---------
Earnings per share                                    (.19)
					                                            ---------


                                  					    SIX MONTHS ENDED

                                  					    JANUARY 31, 1998
                                  					    ----------------

                                             						  BASIC
                                            						  ------
Weighted average shares outstanding              3,067,173
Dilutive effect of stock performance plans (1)          --
                                          						 ---------
     Total                                       3,067,173

Net Income (loss)                                     (313)
                                          						 ---------
Earnings per share                                   ( .10)
                                          						 ---------


(1) No potential shares from stock performance plans have been presented, as their effect would be anti-dilutive