Form 10QSB
period 1999-04-30
FLEMINGTON PHARMACEUTICAL CORP
filed 1999-06-14
CIK 1043873

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
              X   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
            ----  THE SECURITIES EXCHANGE ACT OF 1934

                  For the nine month period ended April 30, 1999

            ____  TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to_____

                    Commission file number 000-23399

                  FLEMINGTON PHARMACEUTICAL CORPORATION
     (Exact name of small business issuer as specified in its charter)




              Delaware                              22-2407152
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

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___No X

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,877,300 shares of common stock outstanding as of April 30,1999.

        TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

                             Yes___  No  X

                   FLEMINGTON PHARMACEUTICAL CORPORATION

                               BALANCE SHEETS


                                           April 30,      July 31,
                                             1999           1998
                                           ---------      --------
                                          (Unaudited)
               ASSETS

CURRENT ASSETS:
 Cash and equivalents                     $1,147,000     $2,141,000
 Accounts receivable trade, less
  allowance for doubtful accounts of
  $40,000                                     91,000        146,000
 Prepaid expenses and other current assets    34,000         36,000
                                           ---------      ---------
        Total Current Assets               1,272,000      2,323,000

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                     33,000         37,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER           60,000         60,000
OTHER ASSETS                                  41,000         86,000
                                           ---------      ---------
                                          $1,406,000     $2,506,000
                                           =========      =========
    LIABILITIES AND STOCKHOLDERS  EQUITY
      (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable trade                   $   72,000     $   79,000
 Accrued expenses and other current
  liabilities                                 41,000         23,000
                                           ---------      ---------
    Total Current Liabilities                113,000        102,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Preferred stock, $.01 par value:
   Authorized 1,000,000 shares, none issued
  Common stock, $.001 par value:
   Authorized 50,000,000 shares
   Issued and outstanding 3,877,300 shares    4,000         39,000
  Additional paid-in capital              4,268,000      4,233,000
  Accumulated Deficit                    (2,979,000)    (1,868,000)
                                          ---------      ---------
  Total Stockholders Equity               1,293,000      2,404,000
                                          ---------      ---------
                                         $1,406,000     $2,506,000
                                          =========      =========





  See accompanying notes to financial statements.





                   FLEMINGTON PHARMACEUTICAL CORPORATION
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                               Three Months Ended     Nine Months Ended
                                    April 30,            April 30,
                               ------------------     -----------------
                                1999        1998       1999       1998
                               ------      ------     ------     ------
REVENUES:

 Operating revenues          $ 91,000    $ 61,000     $367,000   $645,000
 Interest Income               15,000      31,000       63,000     65,000
                              -------      ------      -------    -------
                              106,000      92,000      430,000    710,000

COST AND EXPENSES:

Operating expenses             76,000      39,000      331,000    400,000
Product development            64,000      56,000      226,000    228,000
Selling, general and
 administrative expenses      336,000     163,000      984,000    561,000
                              -------     -------    ---------  ---------
                              476,000     258,000    1,541,000  1,189,000
                              -------     -------    ---------  ---------
NET INCOME (LOSS)           $(370,000)  $(166,000) $(1,111,000) $(479,000)
                            =========   =========  ===========  =========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING  3,877,300   3,877,300    3,877,300  3,331,309
                            =========   =========    =========  =========

PER COMMON SHARE:
 Net Income (loss)              $(.10)     $ (.04)       $(.29)    $ (.14)
                            =========   =========    =========  =========



  See accompanying notes to financial statements.



                  FLEMINGTON PHARMACEUTICAL CORPORATION
              STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
                              (Unaudited)

              Common Stock
              ----------------                              Stockholders'
                         Par         Paid-In   Accumulated    Equity
              Shares     Value       Capital     Deficit    (Deficiency)
              ------    ------       -------   -----------  ------------

BALANCE, JULY
 31, 1998     3,877,300 $ 39,000   $4,233,000  $(1,868,000)   $2,404,000
Par Value
 Decrease from
 $.01 to $.001        -  (35,000)      35,000            -             -

NINE MONTHS ENDED
 APRIL 30, 1999
 Net Loss             -                     -   (1,111,000)   (1,111,000)

BALANCE, April
 30, 1999     ---------  --------  ----------   ----------    ----------
              3,877,300 $  4,000   $4,268,000  $(2,979,000)   $1,293,000
              =========  =======    =========   ==========     =========




  See accompanying notes to financial statements.

                   FLEMINGTON PHARMACEUTICAL CORPORATION
                          STATEMENT OF CASH FLOWS
                                (Unaudited)


                                       Nine Months Ended
                                           April 30,
                                       -----------------
                                          1999         1998
                                          ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:

 Net (loss)                           $(1,111,000)    $(479,000)
 Adjustments to reconcile net
  (loss) to net cash

 Flows from operating activities:
  Provisions for losses on accounts
   receivable                               1,000             -
  Options Issued for Services              14,000             -
  Depreciation                              9,000         7,000
  Loss on sale of distribution business    14,000             -
  Changes in operating assets and
   liabilities:
   Accounts receivable                     55,000       159,000
   Note receivable                              -       (60,000)
   Deposits                                     -        10,000
   Prepaid expenses and other current
    assets                                  2,000       (39,000)
   Costs and estimated earnings in
    excess of billings on Uncompleted
    contracts                                   -        (2,000)
   Other assets                            16,000             -
   Accounts payable - trade                (7,000)     (134,000)
   Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                   -      (260,000)
   Accrued expenses and other current
    liabilities                            18,000        (4,000)
                                         --------     ---------
Net cash flows from operating
  activities                             (989,000)     (802,000)
                                         --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchase of property and equipment        (5,000)      (19,000)
                                         --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES -
 Initial public offering                        -     3,090,000
                                         --------     ---------

NET CHANGE IN CASH                       (994,000)    2,269,000

CASH, BEGINNING OF PERIOD               2,141,000       217,000
                                        ---------     ---------
CASH, END OF PERIOD                    $1,147,000    $2,486,000
                                        =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid
                                        $      -         $7,000
                                         =======          =====
Income taxes paid                       $      -         $    -
                                         =======          =====

NON CASH FINANCING ACTIVITIES:
  Conversion of Stockholder Note
  Payable into Common Stock             $      -       $300,000
                                         =======       ========
  Reclassification of deferred
   offering costs into paid in
   capital                              $      -       $ 77,000
                                         =======       ========




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

Note 2 - On November 24, 1998, pursuant to Shareholders authorization the Company established a Delaware Corporation. On January 29, 1999, Flemington Pharmaceutical Corporation (the Company) was merged into the Delaware Corporation. Authorized common shares were increased from 10,000,000 to 50,000,000 and par value per common share was decreased from $.01 to $.001. See part II. OTHER INFORMATION, Item
          2. Changes in Securities.

Note 3 - On December 23, 1998, a former shareholder filed a lawsuit against the Company, its president and its chairman. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of shareholders who purchased the Company s common stock during a period from Nov. 19, 1997 to Dec. 29, 1997. The Company believes the lawsuit is without merit and intends to defend against it vigorously. See Part II. OTHER INFORMATION, Item 1. Legal Proceedings.

Note 4 - On March 2, 1999, the Company signed a Letter of Intent to acquire the assets, and certain of the liabilities, of Ash Corporation, located in Gulfport, Mississippi. Ash is a contract manufacturer and packager of over-the-counter pharmaceuticals and personal care products with 96 employees. On March 16, 1999, all parties agreed to terminate discussions and the Letter of Intent.

Note 5 - On March 2, 1999, the Company announced the issuance of a patent for a Buccal, non-polar spray for nitroglycerin. The patented product has been licensed by the Company to Altana Corporation.

Note 6 - On March 3, 1999, the Company agreed to sell the laboratory reagent distribution business, conducted by the Company under the name of Goldmark Biologicals, to Ted Pella, Inc., a California corporation, for $25,000. The purchase price to be paid in 3 annual installments beginning April 20, 1999 plus 7.5% interest on the unpaid principal. The first installment of which was paid in a timely fashion.







                   FLEMINGTON PHARMACEUTICAL CORPORATION

Part I, Item 2.  Management's Discussion and Analysis

Flemington Pharmaceutical Corporation, a Delaware corporation (the Company), is engaged in development of novel application drug delivery systems for presently marketed prescription and over-the-counter ( OTC ) drugs. Since its inception in 1982, the Company has been a consultant to the pharmaceutical industry, focusing on product development activities of various European pharmaceutical companies, and since 1992 has used it's consulting revenues to fund its own product development activities.

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operations through July 31, 1995, and also for the years ended July 31, 1997 [Fiscal 1997], and 1998 [Fiscal 1998], giving rise to an accumulated deficit at April 30, 1999 of approximately $2,979,000. Although substantially all of the Company s revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company s revenues from consulting declined during Fiscal 1997, Fiscal 1998 and through April
30, 1999. Revenues from consulting may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the joint development, testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

Results of Operations

The nine months ended April 1999 [the 1999 Period] and April 1998 [the 1998 Period]

Revenues for the 1999 Period decreased approximately $278,000 or 43% to $367,000 from $645,000 for the 1998 Period. The revenue decrease for the 1999 period was primarily attributable to the reduction of clinical studies.

Total costs and expenses for the 1999 Period increased approximately $352,000 or 30% to $1,541,000 from $1,189,000 for the 1998 Period. This increase includes an approximate $307,000 increase in payroll and payroll taxes, an approximate $200,000 increase in legal and professional fees, an approximate $31,000 increase in insurance expense, an approximate $26,000 increase in public company expenses, an approximate $23,000 increase in product development costs and an approximate $22,000 increase in office expense. An approximate $194,000 decrease in clinical studies costs and an approximate $64,000 decrease in commissions offset the increased costs.

The resulting net loss for the 1999 Period was $1,111,000 compared to a net loss of $479,000 for the 1998 Period.

The three months ended April 1999 [the 1999 Period] and April 1998 [the 1998 Period]

Revenues for the 1999 Period increased approximately $30,000 or 49% to $91,000 from $61,000 for the 1998 Period.

Total costs and expenses for the 1999 Period increased approximately $218,000 or 84% to $476,000 from $258,000 for the 1998 Period. This increase includes an approximate $74,000 increase in payroll and payroll taxes, an approximate $56,000 increase in legal and professional fees, an approximate $22,000 increase in clinical study costs, an approximate $17,000 increase in insurance expenses, an approximate $5,000 increase in travel expenses and an approximate $4,000 increase in rent expenses.

Liquidity and Capital Resources

In November 1997, the Company successfully closed an offering of its securities [Public Offering or Offering]. The offering provided for the sale of 675,000 units, each unit consisting of one share of common stock, par value $.01 per share and one redeemable Class A common stock purchase warrant with an exercise price of $5.80 per share, subject to adjustment. As part of the offering, the underwriter exercised part of its over allotment option to purchase an additional 5,000 units. As a result of the offering, the Company received proceeds, net of offering costs and underwriting discounts, of approximately $3,013,000.

Net cash used in operating activities approximated $989,000 for the 1999 Period compared to net cash used in operating activities of approximately $802,000 for the 1998 Period. Net cash used in operating activities for the 1999 period was primarily attributable to the net loss of $1,111,000. For the 1999 Period, $5,000 was used for investing activities. Therefore, notwithstanding a $1,111,000 net loss and a $479,000 net loss for the 1999 and 1998 Periods, respectively, total cash flow for the 1999 period increased approximately $117,000 as compared to $2,748,000 increase for the 1998 period due to the completion of the offering in November 1997.

Although there can be no assurance, the Company believes that the proceeds from the Public Offering together with revenues from operations will be sufficient to satisfy its cash requirements for at least the next nine (9) months. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to implement its expansion plan, requiring it to seek additional financing, which may not be available on terms acceptable to the Company, if at all.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company s business will not be affected by inflation in the future.

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

PART II.
                            OTHER INFORMATION

Item 1.   Legal Proceedings

     On December 23, 1998, a complaint was filed against the Company in United States District Court for the District of New Jersey by Richard
     F. Biborosch, individually and as class representative. Defendants in the lawsuit include the Company, John J. Moroney, Harry A. Dugger, III, Ph.D. and Monroe Parker Securities, Inc. and two of its principals (collectively, Monroe Parker). The complaint alleges certain securities law violations against the Company relative to Monroe
     Parker's role as underwriter for the Company's initial public offering and the Company's alleged failure to properly disclose certain information relating to Monroe Parker. Relief sought by the plaintiff includes certification of the action as a class action, damages, rescission and costs. The Company has retained special litigation counsel to assist in defense of the claim and believes the allegations contained in the Complaint are without merit. On March 25, 1999, the Company filed a motion to dismiss the complaint for failure to state a cause of action. That motion is still in the briefing phase.

Item 2.   Changes in Securities

          None, except as reported on Form 10-QSB, for the period ending January 31, 1999.

Item 3.   Defaults Upon Senior Securities

          N/A

Item 4.   Submissions of Matters to a Vote of Security Holders

          None, except as reported on Form 10-QSB, for the period ending January 31, 1999.

Item 5.   Other Information

          On March 2, 1999, the Company entered into a Letter of Intent with Ash Corporation ( Ash ) in connection with the proposed acquisition of all of the assets and certain of the liabilities of Ash in exchange for 2,000,000 shares of Flemington Common Stock. On March 5, 1999, the Company filed a current report on Form 8-K to report this event. On March 16, 1999, all parties agreed to terminate discussions and the Letter of Intent.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          Exhibit 11. Statement re: computation of earnings per share for the nine months ended April 30, 1999

     b)   Reports on Form 8-K

          On March 5, 1999, the Company filed a current report on Form 8-K (event Item 4) to report the March 2, 1999 execution of a letter of intent with Ash Corporation regarding the proposed acquisition of the assets and certain of the liabilities of Ash Corporation.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  FLEMINGTON PHARMACEUTICAL CORPORATION

Date: June 11, 1999           By: /s/ Harry A. Dugger, III
                              --------------------------------
                              Harry A. Dugger, III, President
                              (Principal Executive and Financial
                              Officer)


Date: June 11, 1999           By:  /s/  John J. Moroney
                              ------------------------------------
                              John J. Moroney, Chairman of the Board










EXHIBIT 11

                 FLEMINGTON PHARMACEUTICAL CORPORATION
                     EARNINGS PER SHARE COMPUTATION
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                             (UNAUDITED)


                                      NINE MONTHS ENDED
                                        APRIL 30, 1999

                                                   BASIC

Weighted average shares outstanding              3,877,300
Dilutive effect of stock performance plans (1)          --
                                                 ---------
                          Total                  3,877,300

Net Income (loss)                                   (1,111)
                                                 ---------
Earnings per share                                    (.29)
                                                 ---------

                                     NINE MONTHS ENDED
                                      APRIL 30, 1998

                                                  BASIC

Weighted average shares outstanding             3,331,309
Dilutive effect of stock performance plans (1)         --
                                                ---------
                          Total                 3,331,309

Net Income (loss)                                    (479)
                                                ---------
Earnings per share                                  ( .14)
                                                ---------



No potential shares from stock performance plans have been presented, as their effect would be anti-dilutive