Form 10KSB
period 1999-07-31
FLEMINGTON PHARMACEUTICAL CORP
filed 1999-11-01
CIK 1043873

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)

X	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	  EXCHANGE ACT OF 1934
	  For the fiscal year ended July 31, 1999

  	OR

  	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
	  For the transition period from                    to

                      Commission file No. 000-23399

                     FLEMINGTON PHARMACEUTICAL CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                                  22-2407152
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 43 Emery Avenue, Flemington, New Jersey                 08822
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (908) 782-3431

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, par value $.001 per share
  Redeemable Class A Common Stock Purchase Warrants expiring November 18, 2002.

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

  State the issuer's revenues for its most recent fiscal year: $499,000.

  The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at October 25, 1999 was approximately $3,790,385 based upon the closing sale price of $1.6875 for the Registrant's Common Stock, $.001 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on October 25, 1999.

  As of October 25, 1999 the Registrant had 3,877,300 shares of Common Stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held November 23, 1999 is incorporated by reference into Part III hereof.

                 FLEMINGTON PHARMACEUTICAL CORPORATION

                    Annual Report on Form 10-KSB
             For the Fiscal Year Ended July 31, 1999

                        TABLE OF CONTENTS



                                                                    Page

                             PART  I

Item 1.  Business                                                      4
Item 2.  Properties                                                   27
Item 3.  Legal Proceedings                                            27
Item 4.  Submission of Matters to a Vote of Security Holders          28
Item 4A. Non-director Executive Officers                              28

                             PART  II

Item 5.  Market for the Registrant's Common Stock and Related Security
          Holder Matters                                              29
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   30
Item 7.  Financial Statements                                         33
Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                    33

                             PART  III

Item 9.  Directors and Executive Officers of the Registrant           33
Item 10. Executive Compensation                                       33
Item 11. Security Ownership of Certain Beneficial Owners and
          Management                                                  34
Item 12. Certain Relationships and Related Transactions               34


                             PART  IV

Item 13. Exhibit List and Reports on Form 8-K                         34

                      FINANCIAL  STATEMENTS

         Report of Independent Auditors                              F-1
         Balance Sheet                                               F-2
         Statements of Operations                                    F-3
         Statements of Changes in Stockholders' Equity               F-4
         Statements of Cash Flows                                    F-5
         Notes to Financial Statements                               F-6

                             PART I

ITEM 1.	BUSINESS.

General

	Flemington Pharmaceutical Corporation, a Delaware corporation (the "Company" or the "Registrant"), is engaged in consulting activities and the development of novel application drug delivery systems for presently marketed prescription and over-the-counter ("OTC") drugs. The Company's (both patented and patent-pending) delivery systems are lingual sprays and soft gelatin bite capsules, enabling drug absorption through the oral mucosa and more rapid absorption into the bloodstream than presently available oral delivery systems. The Company's proprietary oral dosage delivery systems enhance and greatly accelerate the onset of the therapeutic benefits which the drugs are intended to produce. The Company refers to its delivery systems as Immediate-Immediate Release (I2RTM) because its delivery systems are designed to provide therapeutic benefits within minutes of administration. The Company's development efforts for its novel drug delivery systems are concentrated on drugs which are already available and proven in the marketplace. In addition to increasing bioavailability by avoiding metabolism by the liver before entry into the bloodstream, the Company believes that its proprietary delivery systems offer the following significant advantages: (i) improved drug safety profile by reducing the required dosage, including possible reduction of side-effects; (ii) improved dosage reliability; (iii) allowing medication to be taken without water; and (iv) improved patient convenience and compliance.

      In light of the material expense and delays associated with independently developing and obtaining approval of pharmaceutical products, the Company will continue to seek to develop such products through collaborative arrangements with major pharmaceutical companies, which will fund that development. The Company is presently a party to one such development agreement with a pharmaceutical company. Due to the Company's small revenue base, low level of working capital and inability to increase the number of development agreements with pharmaceutical companies, the Company has been unable to aggressively pursue its product development strategy. The Company will require significant additional financing and/or a strategic alliance with a well funded development partner to undertake its business plan. See "Management Discussion and Analysis."

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

Recent Developments

Contemplated Transaction with SMC

     During the third quarter of fiscal 1998, the Company was engaged in discussions with Strategic Medical Communications, Inc., a New Jersey company, regarding a possible business combination. By mid-October, as the discussions between the companies became more detailed, it became apparent to the representatives of both companies that there were basic differences in strategic outlook between the two companies and it was decided by mutual agreement to terminate those discussions.

Contemplated Transaction with Ash Corp.

     In December 1998 the Company initiated discussions with Ash Corp. ("Ash"), of Gulfport, Mississippi, regarding a possible business combination. Ash is a contract manufacturer of pharmaceutical products. The Company believed such a combination would permit the Company to internalize many activities which it contracted out, and to acquire an excellent manufacturing facility and a skilled workforce, as well as the opportunity to expand Ash's business. A Letter of Intent which set forth the general terms of the proposed transaction was signed by the two companies on February 18, 1999. After the parties engaged in due diligence and during the negotiation of a Definitive Agreement, it was mutually agreed by the parties to cease negotiations and to terminate the Letter of Intent in March 1999.

Completion of Estradiol Pilot Study

     In mid-1999, as part of its joint development agreement with Nace Resources, (see Development Agreements, below), the Company completed its open label clinical pilot study of its Estradiol lingual spray product. In the opinion of the Company, the results of the study were favorable. The Company believes that the product would be appropriate for premenstrual migraine, for treatment of hot flashes in post- and perimenopausal women and as a long-term, low-dose, low side-effect treatment of post-menopausal symptoms. The Company is presently engaged in discussions with potential partners which would fund the further development of the product and the necessary regulatory filings.

Loan to Chief Executive Officer

     In April 1998, the Company made a $60,000 loan to its president and CEO in exchange for a 7% demand promissory note (the "Executive Note"). Accrued interest (which totaled $4,200 for fiscal 1999) is to be paid quarterly. As of September 1, 1999, all interest payments on the Executive Note were current.

Termination of Agreement with Novartis

     The Company and Novartis, ("Novartis") were parties to a letter agreement for the development of an oral spray version of Clemastine, an antihistamine product, pursuant to which the Company conducted a pilot bioavailability study of the spray version product. In October 1998, Novartis gave the Company notice that it did not intend to pursue the development arrangement with the Company. The Company has made no decision regarding future activities with respect to this product. However, a pre-IND meeting has been scheduled with FDA for early November.

Sale of Goldmark Biologicals

      On March 1, 1999, 1999, the Company sold its Goldmark Biologicals unit to Ted Pella, Inc. for the sum of $25,000, to be paid in three installments of $8,333, with interest on any outstanding balance at the rate of 71/2% per annum. On April 20, 1999 the first installment of $8,333 was paid in a timely manner. The remaining installments are due on April 20, 2000 and 2001.

Development Agreements

     In November 1996, the Company entered into an Agreement with Altana Inc. ("Altana"), a U.S. subsidiary of Altana GmbH, under which the Company agreed to prepare for Altana an Abbreviated New Drug Application ("ANDA") for the Company's patent-pending lingual spray for treatment of angina. Under the terms of the Agreement, Altana will, upon approval of the product by the FDA, market the product in the U.S., and source all of its related product require-ments from the Company. The Company was paid a consulting fee for preparation of the ANDA. In March 1998, the FDA refused to accept the ANDA for filing. Subsequently, the Company and Altana met with representatives of FDA and agreed upon a plan for the Company to file an NDA under Section 505(1)(b)(2) of the Act, together with two agreed-upon small clinical trials. Altana has agreed to fund those trials and to pay the Company a consulting fee in connection with its preparation of the NDA and its oversight of the trials.

      In February 1998, the Company entered into two joint development agreements with CLL Pharmaceuticals, of Nice, France ("CLL") and Nace Resources, Inc. (now Nace Pharma) of Highland Park, Illinois ("Nace") for the development of various products using the Company's delivery technologies. Under the terms of such agreements, the Company, CLL and Nace, respectively, will conduct a series of pilot studies (at the parties' joint expense) to validate the efficacy of the various products being tested. If the Company and its partners are satisfied with the results of a particular pilot study, the parties will seek a license to fund further trials to support applications with the FDA and foreign regulatory agencies. Under such agreements, the Company will conduct the clinical trials and file all approval applications, and the Company and its partners will share equally in the expenses and profits (if any) arising from such arrangements. The first products identified for development studies are progesterone and estradiol for CLL and Nace, respectively. During 1999 the estradiol clinical study was completed to the satisfaction of the Company and Nace. Laboratory development of the clinical supplies for the progesterone product has been completed and it is anticipated that the pilot clinical study will begin before year-end 1999.

     In August 1998, the Company entered into a development agreement with Intracellular Health, Inc. of Cranford, New Jersey ("ICH") for the development and marketing of a soft gelatin capsule neutraceutical product containing a mixture of dietary supplements primarily intended for the nutritional management of both the prevention and treatment of complications of diabetes. The Company and ICH each has a separate patent application pending for the product on which the agreement is based. ICH has completed a clinical trial to assess the efficacy of this product. The results of that trial are currently under review by ICH. If the results of such study are satisfactory, the Company and ICH will seek a partner to fund the marketing and distribution of the product, which would be manufactured by the Company.

1999 Annual Meeting of Stockholders

     The Company will hold the 1999 Annual Meeting of Stockholders ("Annual Meeting") on Tuesday, November 23, l999 for the following purposes: (i) to elect four (4) Directors to the Board of Directors to serve until the 2000 Annual Meeting of Shareholders or until their successors have been duly elected or appointed and qualified; (ii) to ratify the appointment of Wiss & Company, LLP as the Company's independent certified public accountants for the fiscal year ending July 31, 2000; and (iii) to consider and take action upon such other business as may properly come before the Annual Meeting. The Board of Directors fixed the close of business on October 12, 1999, as the record date for determining the shareholders entitled to notice of, and to vote at, the Annual Meeting.

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

     In light of the material expense and delays associated with independently developing and obtaining approval of pharmaceutical products, the Company will continue to seek to develop such products through collaborative arrangements with major pharmaceutical companies, which will fund that development. The Company is presently a party to such a development agreement with Altana.
The Company's lack of working capital has impaired its ability to pursue its strategy. See "Management Discussion and Analysis."


Patented and Patent Pending Delivery Systems

	The Company has patent applications pending for two oral dosage delivery systems, the Lingual (Oral) Spray and the Soft Gelatin Bite Capsule, for which FDA approval is not a prerequisite for patent approval. The expected year of marketability will vary depending upon the specific drug product with which the delivery system will be utilized. Each individual use of the delivery system will require registration and/or approval with the FDA prior to marketability, and the amount of regulatory oversight required by the FDA will also depend on the specific type of drug product for which the delivery system is implemented. The following are descriptions of the two oral dosage delivery systems for which patent applications are either granted or pending.


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

Proposed Products

	The Company's proposed products described below are subjected to laboratory testing and stability studies and tested for therapeutic comparison to the originators' products by qualified laboratories and clinics. To the extent that two drug products with the same active ingredients are substantially identical in terms of their rate and extent of absorption in the human body (bioavailability), they are considered bioequivalent. If the accumulated data demonstrates bioequivalency, submission is then made to the FDA (through the filing of an ANDA) for its review and approval to manufacture and market.
If the accumulated data demonstrates that there are differences in the two drugs' rate and extent of absorption into the human body, or if it is intended to make additional or different claims regarding therapeutic effect for the newly developed product, submission is made to the FDA via a NDA for its review and approval under Section 505(1)(b)(2) or Section 505(b)(2) of the FDC Act. An NDA submitted under these sections of the FDC Act are generally less complex than an ordinary NDA and are usually acted upon by FDA in a shorter period of time. It is the Company's expectation that the majority of its products in development will require the filing of these shorter versions of an NDA because the products are known chemical entities, but the Company or its licensees will be making new claims as to therapeutic effects or lessened side effects, or both.

       The Company estimates that development of new formulations of pharmaceutical products, including formulation, testing and obtaining FDA approval, generally takes three to five years for the ANDA process. Development of products requiring additional clinical studies under Section 505(b)(2)
NDAs, may take four to seven years. There can be no assurance that the Company's determinations will prove to be accurate or that pre-marketing approval relating to its proposed products will be obtained on a timely basis, or at all. See "Government Regulation."

	The Company's initial proposed products fall into the following therapeutic classes:

* Estradiol Lingual Spray

     Several new "non-estrogen" products have recently been introduced to treat osteoporosis without the associated side effects of estrogens. Due to the non-estrogen nature of these products, the Company believes that patients often experience "hot-flashes" and find it difficult to maintain the required dosage regimen. The lingual spray is intended to relieve the "hot-flashes" within minutes, which, the Company believes, will allow such patients to maintain the required dosage regimen more easily. The Company has completed preformulation development of this product, and has manufactured and packaged supplies for stability and clinical studies. The pilot clinical study was completed in mid-1999 and the Company considers the results of that study to be favorable.

* Progesterone Lingual Spray

     This product is being developed as part of the agreement with CLL and is intended to treat the symptoms of progesterone deficiency. The formulation work is completed, which was carried out by the Company and CLL, and stability and clinical supplies were manufactured in early 1999. The pilot clinical study is planned for early 2000. If the results of this pilot clinical study support the concept of fast relief of the symptoms associated with progesterone deficiency CLL and the Company will seek development partners to finance the further work associate with filing an NDA and bringing this product to market.

* Sleep Inducers (Diphenhydramine and Doxylamine Succinate)

     The Company is developing its formulations for diphenhydramine and doxylamine succinate, sleep-inducing agents. The Company has conducted initial open label pilot clinical studies, and has approached several pharmaceutical companies with a proposed product. The earliest time that the Company could reasonably expect to have a commercially salable product in this category is early 2003.

* Cardiovascular (Nitroglycerin)

     The Company's Nitroglycerin product has been formulated and stability testing has been completed. A United States patent was issued in 1999. This product is subject to a license agreement with Altana. See " -- Recent Developments." A pre-IND meeting has been held with the FDA and a program for clinical trials has been tentatively agreed upon with the FDA.

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

      Strategies relating to marketing of the Company's other proposed formulated products have not yet been determined; these will be formulated in advance of anticipated completion of development activities relating to the particular formulated product. The Company has no experience in marketing or distribution of its proposed proprietary products, and the Company's ability to fund such marketing activities will require the Company to raise additional funds and/or consummate a strategic alliance or combination with a well-funded business partner.

Manufacturing

     The Company has entered into agreements with various European pharmaceutical manufacturers, regarding the manufacture of certain of the Company's products in spray and gelatin bite capsule dosage forms. The Company will purchase all of its clinical and commercial requirements for its proposed products from such manufacturers, at a price to be negotiated by the parties.

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

     In addition, the raw materials necessary for the manufacture of the Company's products will, in all likelihood, be purchased by the Company from suppliers in the United States, Europe and Japan and delivered to its manufacturers' facilities by such suppliers. Accordingly, the Company and its manufacturers may be subject to various import duties applicable to both finished products and raw materials and may be affected by various other import and export restrictions as well as other developments impacting upon international trade. These international trade factors will, under certain circumstances, have an impact both on the manufacturing cost (which will, in turn, have an impact on the cost to the Company of the manufactured product) and the wholesale and retail prices of the products to be manufactured abroad. To the extent that transactions relating to the foreign manufacture of the Company's proposed products and purchase of raw materials involve currencies other than United States dollars (e.g., Swiss francs and German marks), the operating results of the Company will be affected by fluctuations in foreign currency exchange rates.

Raw Materials and Suppliers

     The Company believes that the active ingredients used in the manufacture of its proposed pharmaceutical products are presently available from numerous suppliers located in the United States, Europe and Japan. Generally, certain raw materials, including inactive ingredients, are available from a limited number of suppliers and certain packaging materials intended for use in connection with the Company's lingual spray products may be only available from sole source suppliers. Although the Company believes that it will not encounter difficulties in obtaining the inactive ingredients or packaging materials necessary for the manufacture of its products, there can be no assurance that the Company or its manufacturers will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such materials. The failure to enter into agreements or otherwise arrange for adequate or timely supplies of principal raw materials and the possible inability to secure alternative sources of raw material supplies could have a material adverse effect on the ability to manufacture formulated products.

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

Research and Development

     During fiscal 1999, 1998 and 1997, respectively, the Company spent $268,000, $290,000, and $171,000 on product research and development. Such figures include salary and associated payroll expenses. In future periods, assuming the Company raises additional funds and/or consummates a strategic alliance or combination with a well-funded business partner, the Company intends to continue to spend significant, and greatly increasing amounts, to develop its products.

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

      Under the FDC Act, a new drug may not be commercialized or otherwise distributed in the United States without the prior approval of the FDA. The FDA approval process relating to a new drug differs, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit a NDA, including complete r eports of pre-clinical, clinical and laboratory studies to prove such product's safety and efficacy. The NDA process generally requires, before the submission of the NDA, submission of an IND pursuant to which permission is sought to begin preliminary clinical testing of the new drug. An NDA based on published safety and efficacy studies conducted by others may also be required to be submitted for a drug product with a previously approved active ingredient, if the method of delivery, strength or dosage is changed. Alternatively, a drug having the same active ingredients as a drug previously approved by the FDA may be eligible to be submitted under an ANDA, which is significantly less stringent than the NDA approval process.

      While the ANDA process requires a manufacturer to establish bioequivalence to the previously approved drug, it permits the manufacturer to rely on the safety and efficacy studies contained in the NDA for the previously approved drug.

      The NDA approval process generally requires between four to seven years from NDA submission to pre-marketing approval, although in the case of an NDA submitted pursuant to Section 505(1)(b)(2) of the Act this time frame may be significantly shorter. By contrast, the ANDA process permits an expedited FDA review pursuant to which pre-marketing regulatory approval can generally be obtained in three to five years. The ANDA process is available for drugs with the same active ingredients, dosage form, strength and method of delivery as a product which has previously received FDA approval pursuant to the NDA process. Manufacturing information, including a review of chemical and physical data, stability data, facilities and processes, must also be evaluated by FDA before approval.

     The Company believes that products developed in lingual spray and soft gelatin bite capsule delivery systems (dosage forms) usually will require submission of an NDA.

     The Company estimates that the development of new formulations of pharmaceutical products, including formulation, testing and obtaining FDA approval, generally takes three to five years for the ANDA process and four to seven years for the NDA process, although NDAs submitted under Section 505(1)(b)(2) or Section 505(b)(2) are generally less complex than an ordinary NDA and are usually acted upon by the FDA in a shorter period of time. There can be no assurance that the Company's determinations will prove to be accurate or that pre-marketing approval relating to its proposed products will be obtained on a timely basis, or at all. The FDA application procedure has become more rigorous and costly and the FDA currently performs pre-approval and periodic inspections of each finished dosage form and each active ingredient.

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

Patents and Protection of Proprietary Information

     The Company has applied for United States and foreign patent protection for the delivery systems which are the primary focus of its development activities as well as the delayed contact allergy topical formulations. Two United States patents have been issued and other applications are pending.
There can be no assurance, however, that any additional patent applications will be granted, or, if granted, will provide any adequate protection to the Company. The Company also intends to rely on whatever protection the law affords to trade secrets, including unpatented know-how. Other companies, however, may independently develop equivalent or superior technologies or processes and may obtain patent or similar rights with respect thereto.

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

  Buccal Nonpolar Spray or Capsule. On April 12, 1996 the Company filed an application with the United States Patent and Trademark Office ("PTO") for protection of this subject matter. On September 1, 1998 the PTO allowed the claims directed to sprays, but rejected the claims directed to the capsules. In October 1998 the Company dropped the capsule claims from this application, to pursue allowance and issuance of a patent directed to the spray claims.
On October 21, 1999 the PTO issued a patent to the Company on the spray claims. The Company is considering either abandoning or re-filing the claims directed to the capsule in a continuing application. In October 1998, the Company filed a patent application in Canada for the buccal nonpolar spray claims.

     On February 21, 1997, the Company filed an application under the Patent Cooperation Treaty ("PCT") for the above-subject matter. The International Preliminary Examination Authority has issued an opinion in which the PCT examiner determined that the subject matter of the invention while novel, is not inventive for obviousness. This opinion, with which the Company disagrees, is not dispositive, however, it may be highly persuasive in subsequent proceedings in the European and individual national patent offices should the Company decide to proceed in these jurisdictions. The Company's right to pursue this claim with the PCT expired on October 12, 1998. The Company has made individual filings for patent protection in Canada and Europe and recently received an office action from the European Patent Office. In light of this recent action, the Company is not confident that this patent application will ultimately be granted.

  Buccal Polar Spray or Capsule. On April 12, 1996, the Company filed an application in the PTO directed to the buccal polar spray or capsule. The
PTO initially allowed the claims to the above subject matter. In view of references found in the counterpart PCT application (see below) which the Company, by law, was obliged to report to the PTO, the PTO withdrew the Notice of Allowance and subsequently rejected all claims in the application. At this time, the Company has refiled in Europe and Canada. On February 21, 1997 the Company filed a PCT application directed to the foregoing subject matter.
The situation with respect to this subject matter is the same as that of the counterpart PCT application directed to buccal nonpolar spray or capsule discussed above. The Company has made individual filings for patent protection in Canada and Europe.

  Buccal Nonpolar Spray for Nitroglycerin. On April 12, 1996, the Company filed an application in the PTO directed to the above subject matter. On August 5, 1998 the PTO allowed claims to the above subject matter, and a patent was issued in February 1999. On February 21, 1997 the Company filed a PCT application directed to the above subject matter. The situation with respect to this application is the same as that for the PCT application directed to buccal nonpolar sprays and capsules. European counterpart applications have been filed.

General Comment with Respect to the Foregoing PCT Applications. The Company is interested in obtaining patent protection in Europe and Canada. It is to be expected that the same examiner who examined these applications as a PCT examiner will be the examiner who will handle these applications in the European "National" Phase. Hence, the Company anticipates that in the case of the European applications, it may be necessary to appeal to the Board of Appeals in Munich. At the present time, it is not possible to accurately predict the expenses involved in pursuing the foregoing applications. However, expenses may exceed $100,000 (in the aggregate for all three applications) before a final disposition is obtained. The Company expects this process to take between two and four years.

  Buccal/Polar/Nonpolar Sprays or Capsule (Different Medicaments as Above). An application was filed with the PCT on October 1, 1997 designating a large number of possible countries including the United States. This application differs from the first two applications above in that it utilizes different ingredients. The search phase has been initiated and a partial search report has been received. An action from the PCT has been issued and the Company is in the process of responding to it.

  Antihistamine Syrup and Ointment. On November 10, 1997 the Company filed an application with the U.S. PTO for protection of its antihistamine syrup and ointments. A technology to be utilized in the company's proposed poison ivy product. In October 1998, the PTO rejected the application for this product, and the Company is currently evaluating whether to further pursue this claim. A response has been filed to the patent examiner's comments, and the Company is awaiting a reply.


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

Customer Dependence

       Since inception, substantially all of the Company's revenues have been derived from consulting activities primarily in connection with product development for various pharmaceutical companies. Among other things, the Company works with its European clients to obtain regulatory approvals for new drug formulations in the United States. For the year ended July 31, 1999, consulting activities relating to the Company's three (3) largest clients accounted for approximately 19%, 14% and 10% respectively, of the Company's revenue. For the year ended July 31, 1998, consulting activities relating to the Company's three largest clients accounted for approximately 25%, 21% and 21% respectively, of the Company's revenue. For the year ended July 31, 1997 consulting activities relating to the Company's two largest clients accounted for approximately 24% and 23% respectively, of the Company's revenue.

Employees

      The Company currently has six (6) full-time employees, five (5) of whom are executive officers of the Company, and one (1) of whom is engaged in administrative functions. The success of the Company will be dependent in part, upon its ability to hire and retain additional qualified sales and distribution personnel, however, there can be no assurance that the Company will be able to hire or retain such necessary personnel.

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

	Accumulated Deficit and Operating Losses; Anticipated Continuing Losses; Limited Working Capital. The Company had an accumulated deficit at July 31, 1999 of approximately $3,235,000. The Company incurred operating losses in four of the last six fiscal years ended July 31 including a net loss of approximately $1,367,000 for the year ended July 31, 1999. Because the Company increased its product development activities, the Company anticipates that it will incur substantial operating expenses in connection with continued development, testing and approval of its proposed products, and expects these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that the Company is able to achieve adequate product sales levels.

	Dependence on Principal Clients. To date, substantially all of the Company's revenues have been derived from consulting services rendered to a limited number of clients, the loss of certain of which would have an adverse effect on the Company. For the year ended July 31, 1999, consulting activities relating to the Company's three (3) largest clients, with which the Company has written agreements, accounted for approximately 19%, 14% and 10%, respectively, of the Company's revenues. There can be no assurance that the Company's clients will continue to seek consulting services from the Company or that the Company will continue to provide consulting services to the industry. See "-- - Customer Dependence."

	Evolving Nature of Business; Entry into Product-Based Business. Although the Company has received revenue from its own product development activities, these revenues are insignificant as compared to the Company's revenues from product development consultation work done for its clients.
The nature of the Company's revenue received from its own product development consists of payments by pharmaceutical companies for research and bioavailability studies, pilot clinical trials, and similar milestone-related payments. Subject to additional funding, the Company expects to continue its consulting activities despite increasing its product development activities. The future growth and profitability of the Company will be dependent upon the Company's ability to successfully raise additional funds to complete the development of, obtain regulatory approvals for, and license out or market, its own proposed products. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by frequent new product introductions. The Company anticipates that it will incur substantial operating expenses in connection with the development, testing and approval of its proposed products and expects these expenses to result in continuing and, perhaps, significant operating losses until such time, if ever, that the Company is able to achieve adequate levels of sales or license revenues. There can be no assurance that the Company will be able to raise additional financing, increase revenues significantly, or achieve profitable operations.


      Significant Capital Requirements for Product Development and Commercialization. The Company has a significant capital requirement necessary to fund planned expenditures in connection with the research, development, testing and approval of its proposed products. The Company anticipates, based on its current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product develop-ment), that the proceeds of the November 1997 public offering ("Public Offering") and projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements for approximately 6 months from the date hereof. Due to the Company's small revenue base, low level of working capital and inability to increase the number of development agreements with pharmaceutical companies, the Company has been unable to pursue its product development strategy. The Company will require significant additional financing and/or a strategic alliance with a well-funded development partnerto undertake its business plan. The Company has no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to the Company on acceptable terms, if at all. Pursuant to the Underwriting Agreement, until November 2000 (thirty-six months from the closing of the Public Offering), the Company may not offer, sell, issue or transfer its capital stock without the prior written consent of the Representative. There exist certain exceptions to this prohibition. The Company reserves the right to challenge certain contractual obligations with the Representative due to the Representative's current status. In view of the Company's very limited resources, its anticipated expenses and the competitive environment in which the Company operates, any inability to obtain additional financing could severely limit the Company's ability to complete development and commercialization of its proposed products.See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS."

      No Commercially Available Products. The Company's principal efforts are the development of, and obtaining regulatory approvals for, its proposed products. The Company anticipates that marketing activities for its proprietary products, whether by the Company or one or more licensees will not begin until 2001 at the earliest. Accordingly, it is not anticipated that the Company will generate any revenues from royalties or sales of proprietary products until regulatory approvals are obtained and marketing activities begin. There can be no assurance that any of the Company's proposed proprietary products will prove to be commercially viable, or if viable, that they will reach the marketplace on the timetables desired by the Company.
The failure or the delay of these products to achieve commercial viability would have a material adverse effect on the Company. See "- - Proposed Products" and " - Government Regulation."

      Product Development and Acceptance Risks. The development of the Company's proposed products has not been completed and the Company will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such products must be obtained before the proposed products will become available for commercial sale. The Company does not anticipate generating material revenue from product sales until perhaps 2001 or thereafter. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems, and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the develop-ment of a specific formulated product. There can be no assurance that any of the Company's proposed products will be successfully developed, be developed on a timely basis or be commercially accepted once developed. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake to complete development of any product, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company.
See "- - Proposed Products."

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

      Foreign Manufacturing and Related Risks. The Company anticipates that its initially proposed products will be manufactured by its European manufacturers at facilities in Germany, France and Switzerland. The Company intends to import completed manufactured products into the United States.
In addition, the raw materials necessary for the manufacture of the Company's products will, in all likelihood, be purchased by the Company from suppliers in the United States or Europe and delivered to its manufacturers' facilities by such suppliers. Accordingly, the Company and its manufacturers may be subject to various import duties applicable to both finished products and raw materials and may be affected by various other import and export restrictions as well as other developments impacting upon international trade. These international trade factors will, under certain circumstances, have an impact both on the manufacturing cost (which will, in turn, have an impact on the cost to the Company of the manufactured product) and the wholesale and retail prices of the products to be manufactured abroad. To the extent that transactions relating to the foreign manufacture of the Company's proposed products and purchase of raw materials involve currencies other than United States dollars, the operating results of the Company will be affected by fluctuations in foreign currency exchange rates. See "- - Manufacturing."

      Supplier Dependence. The Company believes that the active ingredients used in the manufacture of its proposed pharmaceutical products are presently available from numerous suppliers located in the United States, Europe and Japan. The Company believes that certain raw materials, including inactive ingredients, are available from a limited number of suppliers and that certain packaging materials intended for use in connection with its spray products currently are available only from sole source suppliers. Although the Company does not believe it will encounter difficulties in obtaining the inactive ingredients or packaging materials necessary for the manufacture of its products, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such materials. The Company has written supply agreements with Dynamit Nobel for certain raw materials and with Rapid Spray GmbH & Co. KG ("Rapid Spray") for the nitroglycerin lingual spray product. With respect to other suppliers, the Company operates primarily on a purchase order basis beyond which there is no contract memorializing the Company's purchasing arrangements. The failure to enter into agreements or otherwise arrange for adequate or timely supplies of principal raw materials and the possible inability to secure alternative sources of raw material supplies could have a material adverse effect on the Company's ability to arrange for the manufacture of formulated products. In addition, development and regulatory approval of the Company's products are dependent upon the Company's ability to procure active ingredients and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier would be required if active ingredients or such packaging materials were no longer available from the originally specified supplier, which could result in manufacturing delays. See "- - Raw Materials and Suppliers."

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

      Absence of Product Liability Insurance Coverage. The Company may be exposed to potential product liability claims by consumers. The Company presently maintains no product liability insurance coverage. Although the Company will seek to obtain product liability insurance before the commercialization of any proprietary products, there can be no assurance that the Company will be able to obtain such insurance or, if obtained, that any such insurance will be sufficient to cover all possible liabilities to which the Company may be exposed. In the event of a successful suit against the Company, insufficiency of insurance coverage could have a material adverse effect on the Company. In addition, certain food and drug retailers require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for retail distribution. Failure to satisfy such insurance requirements could impede the ability of the Company or its distributors to achieve broad retail distribution of its proposed products, which could have a material adverse effect on the Company. None of the Company's European manufacturers have made any representations as to the safety or efficacy of the products covered by their agreements or as to any products which may be marketed or used under rights granted under any such agreements, other than compliance with cGMP and product specifications.
See "- - Product Liability."

      Extensive Government Regulation. The development, manufacture and commercialization of pharmaceutical products is generally subject to extensive regulation by various federal and state governmental entities. The FDA, which is the principal United States regulatory authority, has the power to seize adulterated or misbranded products and unapproved new drugs, to request their recall from the market, to enjoin further manufacture or sale, to publicize certain facts concerning a product and to initiate criminal proceedings. As a result of federal statutes and FDA regulations, pursuant to which new pharmaceuticals are required to undergo extensive and rigorous testing, obtaining pre-market regulatory approval requires extensive time and expenditures. Under the Federal Food, Drug and Cosmetic Act (the "FDC Act"), a new drug may not be commercialized or otherwise distributed in the United States without the prior approval of the FDA. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drugfor which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit a new drug application ("NDA"), including complete reports of pre-clinical, clinical and laboratory studies to prove such product's safety and efficacy. The NDA process generally requires, before the submission of the NDA, submission of an IND pursuant to which permission is sought to begin preliminary clinical testing of the new drug. An NDA, based on published safety and efficacy studies conducted by others, may also be required to be submitted for a drug product with a previously approved active ingredient if the method of delivery, strength or dosage form is changed. Alternatively, a drug having the same active ingredient as a drug previously approved by the FDA may be eligible to be submitted under an ANDA, which is significantly less stringent than the NDA approval process. While the ANDA process requires a manufacturer to establish bioequivalence to the previously approved drug, it permits the manufacturer to rely on the safety and efficacy studies contained in the DNA for the previously approved drug.
The Company believes that some of its drug products developed in capsule form will be substantially similar to products which have previously obtained FDA approval and, accordingly, that approvals for such products can be obtained by submitting an ANDA. The Company, however, may be required, before submitting an ANDA, to submit a suitability petition, the purpose of which is to permit the FDA to evaluate whether a change in strength, dosage form or method of delivery is significant enough to require clinical trials and, therefore, an NDA filing. There can be no assurance that the FDA will not require the Company to conduct clinical trials for such products and otherwise comply with the NDA approval process. The Company believes that products developed in spray dosage form will require submission of an NDA. The Company estimates that the development of new formulations of pharmaceutical products, including formulation, testing and obtaining FDA approval, generally takes three to five years for the ANDA process and four to seven years for the NDA process. There can be no assurance that the Company's determinations will prove to be accurate or that pre-marketing approval relating to its proposed products will be obtained on a timely basis, or at all. The failure by the Company to obtain necessary regulatory approvals, whether on a timely basis, or at all, would have a material adverse effect on the Company.

     Patents and Protection of Proprietary Information. The Company holds a United States patent covering its formulation for Nifedipine gelatin capsules, which the Company believes is not material to its operations. The Company has received two United States patents for its proposed lingual sprays and soft gelatin drug delivery processes and is pursuing foreign patent protection for such products. To the extent possible, the Company intends to seek formulation patent protection or other proprietary rights for those products utilizing the Company's oral dosage formulations. There can be no assurance, however, that patents relating to such formulated products or processes will in fact be granted or, if granted, will provide any proprietary rights adequately protecting the Company. Other companies may independently develop equivalent or superior technologies or processes and may obtain patent or similar rights with respect thereto. Although the Company believes that its technology has been independently developed and does not infringe on the patents of others, there can be no assurance that the technology does not and will not infringe on the patents of others. If a process covered by a United States patent is utilized in the manufacture of a product in a foreign country, the further manufacture, use or sale of such products in the United States may constitute an infringement of the United States patent. In the event of infringement, the Company or its European manufacturers could, under certain circumstances, be required to modify the infringing process or obtain a license. There can be no assurance that the Company or the European manufacturers will be able to do so in a timely manner or upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If any of the products developed by the Company infringes upon the patent or proprietary rights of others, the Company could, under certain circumstances, be enjoined or become liable for damages, which would have a material adverse effect on the Company. See "- - Patents and Protection of Proprietary Information."


      Dependence on Existing Management. The success of the Company is substantially dependent on the efforts and abilities of its founder, President and Chief Executive Officer, Harry A. Dugger, III, Ph.D., the Company's Chairman, John J. Moroney, Vice Presidents Kenneth E. Cleaver, Ph.D. and Donald P. Cox, Ph.D., and the Company's Chief Financial Officer, Donald Deitman. Mr. Moroney is not required to devote full time to the Company. Decisions concerning the Company's business and its management are and will continue to be made or significantly influenced by these individuals. The Company has entered into employment agreements with Mr. Moroney and Drs. Dugger, Cox and Cleaver. See "MANAGEMENT - Employment Agreements." The loss or interruption of their continued services would have a materially adverse effect on the Company's business operations and prospects. See "- Marketing and Distribution" and "DIRECTORS AND OFFICERS."

     Control by Current Stockholders, Officers and Directors. Management and affiliates of the Company currently beneficially own (including shares they have the right to acquire) approximately 59.3% of the outstanding Common Stock. These persons are and will continue to be able to exercise control over the election of the Company's directors and the appointment of officers, increase the authorized capital, dissolve, merge or engage the Company in other fundamental corporate transactions. Certain change in control provisions found in the employment agreements of Dr. Dugger and Mr. Moroney may have the effect of discouraging, delaying or preventing a change in control of the Company.

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

      Outstanding Options and Warrants. The Company has reserved up to 3,216,000 shares of its Common Stock for issuance upon exercise of stock options and warrants. Of the reserved shares, a total of 1,500,000 shares have been reserved and evenly divided among each of the Company's 1992, 1997 and 1998 Stock Option Plans, of which options to purchase an aggregate of 500,000, 500,000 and 160,000 shares have been issued under the respective Plans. Another 800,000 shares are reserved for issuance and available for the options granted pursuant to the terms of the employment agreements of Mr. Moroney, and Drs. Dugger, Cox and Cleaver. Further, shares of Common Stock are reserved for issuance to cover warrants to purchase an aggregate of 100,000 shares of Common Stock issued to Creative Technologies, Inc. in December 1996. In connection with the Public Offering, the Company issued 680,000 Class A common stock purchase warrants (the "Class A Warrants"). Also in connection with the Public Offering, the Company issued to the Underwriters an option to purchase 68,000 Units exercisable at $9.74 (165% of the respective public offering price of the Units) which expire in November, 2001 (the "Underwriters' Options").

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

	Possible Resales Under Rule 144. Of the 3,877,300 shares of Common Stock held by the Company's present stockholders, 3,197,300 shares of Common Stock have not been registered under the Securities Act of 1933, as amended (the "Act"). Under certain circumstances, the unregistered shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Act, subject to certain limitations. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Of the unregistered shares, (i) 2,597,300 shares have been held by present stockholders for more than two years, of which 133,200 shares have entered the public market pursuant to Rule 144; and (ii) 600,000 shares have been held by present stockholders for more than one year but less than two years.

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

	Limitation on Directors' Liabilities under Delaware Law. Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

        Indemnification of Directors under Delaware Law. Pursuant to both the Company's Certificate of Incorporation and Delaware law, the Company's officers and directors are indemnified by the Company for monetary damages for breach of fiduciary duty, except for liability which arises in connection with (i) a breach of duty or loyalty, (ii) acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law,
(iii) for dividend payments or stock repurchases illegal under Delaware law, or (iv) any transaction in which the officer or director derived an improper personal benefit. The Company's Certificate of Incorporation does not have any effect on the availability of equitable remedies (such as an injunction or rescissions) for breach of fiduciary duty. However, as a practical matter, equitable remedies may not be available in particular circumstances. The Company maintains director and officer liability coverage.

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

       The Company's executive offices are located at 43 Emery Avenue, Flemington, New Jersey. The facility, constituting approximately 2,500 square feet is occupied under two separate month to month tenancies. Should these tenancies be terminated for any reason, there is ample comparable space available in the area for the Company to occupy. Since the manufacture of the Company's products are conducted by outside vendors, the Company does not own or lease any production or manufacturing facilities. The Company believes the current Flemington facilities will adequately serve its needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Shareholder Lawsuit

      On December 23, 1998, one of the Company's shareholders filed a lawsuit commenced in Federal District Court, District of New Jersey, styled as a class action on behalf of all purchasers of the Company's securities from November 19, 1997 (the date of the Company's initial public offering) to December 29, 1999, against the Company and its officers alleging violations of the federal securities laws arising out of alleged omissions in the Company's initial public offering Prospectus.

The complaint alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 against the Company, two of its officers, Mr. Dugger and Mr. Moroney (with the Company, the "Flemington Defendants"), Monroe Parker Securities and two of its principals, Alan Lipsky and Bryan Herman (collectively, the "Monroe Parker Defendants"). The complaint also alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Monroe Parker Defendants. All allegations in the complaint arise out of the initial public offering of the Company's securities pursuant to a Registration Statement dated November 19, 1997. The complaint alleges that the Flemington Defendants committed securities laws violations by omitting material facts from the Prospectus; specifically that: (1) the cessation of market-making activities by Monroe Parker would result in an immediate substantial drop in the market price of the Company's securities; (2) Monroe Parker would be unable to maintain market maker activities for the Company's securities because Monroe Parker had been violating the securities laws and therefore the NASD or law enforcement officials were likely to take action to put Monroe Parker out of business; (3) Monroe Parker had been violating the federal securities laws by controlling the market for securities for which it was a market maker, running up the price of securities through various illegal tactics, and after amassing illegal profits, allowing the market price to collapse by declining to purchase the securities except at an extremely low price; and (4) defendants Lipsky and Herman had been principals of Biltmore Securities until they started Monroe Parker. The complaint further alleges a violation of Section 12(2) of the Securities Act by alleging that the Flemington Defendants were "sellers" of the Company's securities purchased by the plaintiff.

By Notice of Motion dated March 25, 1999, the Company, Mr. Dugger and Mr. Moroney moved the Court to dismiss the complaint in its entirety against these defendants pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure, arguing that the complaint failed to state a claim for relief under federal law.

In a Memorandum and Order filed on October 12, 1999, the Court granted the motion made by the Flemington Defendants in part and denied it in part. The Court ruled that the only potential material omission in the Prospectus was that the Prospectus may have failed to disclose that the Monroe Parker Defendants had been violating the federal securities laws by controlling the markets for securities for which it was a market maker and after amassing illegal profits, allowing the market prices to collapse. The Court dismissed the allegations relating to the other alleged omissions, ruling they were not material as a matter of law. The Court further ruled that the plaintiff would be allowed an opportunity to state a claim under Section 12(2) of the Securities Act.

In connection with this lawsuit, the Company has incurred professional fees of approximately $60,000 through July 31, 1999. Since the Company has a $100,000 insurance deductible, it has accrued $40,000 at July 31, 1999 in anticipation of additional costs that will not be covered by insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, though the solicitation of proxies or otherwise.

ITEM 4A.NON-DIRECTOR EXECUTIVE OFFICERS

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


                                                                Bid  Prices
                                                              High        Low
FISCAL  1997


Second Quarter  (November 26, 1997 through January 31, 1998)  7.75       1.00
Third Quarter (February 1, 1998 through April 30, 1998)       1.938       .875
Fourth Quarter (May 1, 1998 through July 31, 1998)            1.938      1.313

FISCAL 1998

First Quarter (August 1, 1998 through October 31, 1988)       3.375      1.375
Second Quarter (November 1, 1998 through January 31, 1999)    2.125      1.125
Third Quarter (February 1, 1999 through April 30, 1999)       2.125      1.125
Fourth Quarter (May 1, 1999 through July 31, 1999)            1.438      1.063

FISCAL  1999

First Quarter (August 1, 1999 through October 25, 1999)       1.687      0.875

    The closing bid price of the Company's Common Stock as reported by the OTCBB was $1.6875 on October 25, 1998.

		(b)	Holders.  As of October 25, 1998 there were
                approximately 66 record holders of the Company's Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

	Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operations, giving rise to an accumulated deficit at July 31, 1999 of approximately $3,235,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during the two years ended July 31, 1999 and may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

	The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses during the fiscal years ended July 31, 1999 (fiscal 1999) and 1998 (fiscal 1998) and had an accumulated deficit at July 31, 1999 of approximately $3,235,000.

	The Company's continued existence is dependent upon its ability to achieve profitable operations or obtain additional financing. The Company is currently seeking a collaborative arrangement with pharmaceutical companies for a joint development of delivery systems and the successful marketing of these delivery systems. In order to pursue this strategy, the Company will be required to obtain financing and/or consummate a strategic alliance with a well-funded business partner in the near future. In view of the Company's very limited resources, its anticipated expenses and the competitive environment in which the Company operates, there can be no assurance that the Company's operations will be sustained for the duration of its next fiscal year.

Results of Operations

Fiscal Year 1999 Compared to Fiscal Year 1998

	Revenues, including interest income, for fiscal 1999 decreased approximately $294,000 or 34% to $577,000 (Includes $78,000 interest income) from $871,000 (Includes $97,000 interest income) for fiscal 1998. The revenue decrease in fiscal 1999 was primarily attributable to a significant reduction in the size and number of client clinical studies during the year.

	Total costs and expenses for fiscal 1999 increased approximately $365,000 or 23% to approximately $1,944,000 from $1,579,000 for fiscal 1998.
This increase includes an approximate $316,000 increase in payroll costs and an approximate $239,000 increase in legal & professional fees. In addition, the Company had an approximate $40,000 increase in insurance costs offset with an approximate $240,000 decrease in the costs of clinical studies.

Fiscal Year 1998 Compared to Fiscal Year 1997

       	Revenues for fiscal 1998 decreased approximately $62,000 or 7% to $871,000 from $933,000 for the fiscal year ended July 31, 1997 ("fiscal 1997"). The revenue decrease in fiscal 1998 was primarily attributable to the completion of clinical studies in progress from July 31, 1997 and no new studies beginning during fiscal 1998.
        Total costs and expenses for fiscal 1998 increased approximately $235,000 or 17% to approximately $1,579,000 from $1,344,000 for fiscal 1997.
This increase includes an approximate $119,000 increase in product development costs and an approximate $119,000 increase in consulting fees and commissions. The consulting fees and commissions related to client studies, business development and financial public relations. In addition, the Company had an approximate $160,000 increase in salaries offset with an approximate $200,000 decrease in operating expenses primarily related to costs of clinical studies.

Liquidity and Capital Resources

        	From its inception, the Company's principal sources of capital have been provided by consulting revenues, private placements and a public offering of its securities, as well as loans and capital contributions from the Company's principal stockholders.  At July 31, 1999 the Company had working capital of approximately $918,000 as compared to working capital of
$2,221,000 at July 31, 1998 representing a net decrease in working capital of approximately $1,303,000.  In November 1997, the Company successfully closed an offering of its securities ("Public Offering").  The Public Offering provided for the sale of 675,000 units, each unit consisting of one share of common stock, par value $.01 per share and one redeemable Class A common stock purchase warrant with an exercise price of $5.80 per share, subject to adjustment.  As part of the Public Offering, the underwriter exercised part of its over allotment option to purchase an additional 5,000 units.  As a result of the Public Offering, the Company received proceeds, net of offering costs and underwriting discounts, of approximately $3,013,000.

      	Net cash used in operating activities was approximately $1,271,000 for fiscal 1999 compared to net cash used in operating activities of approximately $1,073,000 for fiscal 1998. Net cash used in operating activities for fiscal 1999 was primarily attributable to the net loss of $1,367,000. For fiscal 1999, $6,000 was used for investing activities. Therefore, notwithstanding a $1,367,000 net loss and $708,000 net loss for fiscal 1999 and 1998, respectively, total cash flow for fiscal 1999 increased approximately $90,000 as compared to a $2,632,000 increase for fiscal 1998. The Company, upon the completion of the Public Offering in November 1997, incurred salary obligations of $200,000 and $150,000 per annum to its two executive officers.

     	The Company believes that its current cash levels together with revenues from operations, will be sufficient to satisfy its cash requirements for the next six (6) months and has substantial doubt about its ability to continue operations beyond such period without obtaining additional financing and/or consummating a strategic alliance with a well-funded business partner. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to continue operations or to successfully obtain additional financing, which may not be available on terms acceptable to the Company, if at all.




Inflation

      	The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

Year 2000 Issue ("Y2K")

       	Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. Although the Company feels that the Year 2000 issue will not have a significant impact on its internal operations, there can be no assurance that the Company's suppliers, creditors, customers and financial service organizations may not be adversely affected by the Year 2000 issue and as a result, there can be no assurance as to the impact of the Year 2000 issue on the Company. The Company has corresponded with the aforementioned organizations to determine their Y2K readiness and compliance. Suppliers completed and returned surveys while financial service organizations responded to verbal requests for readiness information.

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

        	See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on November 23, 1998, which information is incorporated herein by reference. See also the information with respect to non-director executive officers of the Registrant under Item 4a of Part I hereof, which information is incorporated herein by reference.


ITEM 10.	EXECUTIVE COMPENSATION

        	See the information under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on November 23, 1999, which information is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        See the information under the caption "Security Ownership of Management and Certain Beneficial Owners" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on November 23, 1999, which information is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information under the caption "Certain Transactions" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on November 23, 1999, which information is incorporated herein by reference.


                                 PART IV

ITEM 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K

                List of Exhibits

		The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index appearing on page E-1 hereof.

	(b)	Reports on Form 8-K

		No reports on Form 8-K were filed during the last quarter of fiscal 1999.

                      INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Flemington Pharmaceutical Corporation


We have audited the balance sheet of Flemington Pharmaceutical Corporation as of July 31, 1999 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flemington Pharmaceutical Corporation at July 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had a recent history of recurring losses from operations, giving rise to a stockholders' deficiency through July 31, 1999 and is currently developing pharmaceutical products which will require substantial financing to fund anticipated product development costs. Resulting operating losses and negative cash flows from operations are likely to occur until, if ever, profitability can be achieved through successful marketing of newly developed products. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   WISS & COMPANY, LLP


Livingston, New Jersey
October 15, 1999

               FLEMINGTON PHARMACEUTICAL CORPORATION

                           BALANCE SHEET
                           JULY 31, 1999

              ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                    $  864,000
  Accounts receivable - trade, less
   allowance for doubtful accounts of $15,000     122,000
  Prepaid expenses and other current assets        58,000
            Total Current Assets                ---------
                                                1,044,000

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION OF $57,000              30,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER                60,000

OTHER ASSETS                                       29,000
                                                ---------
                                               $1,163,000
                                               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-trade                       $   48,000
  Accrued expenses and other current
   liabilities                                     78,000
                                                ---------
     Total Current Liabilities                    126,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
   Preferred stock, $.01 per value:
     Authorized 1,000,000 shares, none issued           -
   Common stock $.001 par value:
     Authorized - 50,000,000 shares
      Issued and outstanding - 3,877,300 shares     4,000
   Additional paid-in capital                   4,268,000
   Accumulated Deficit                         (3,235,000)
                                               ----------
          Total Stockholders' Equity            1,037,000
                                               ----------
                                               $1,163,000
                                               ==========




See accompanying notes to financial statements.


                 FLEMINGTON PHARMACEUTICAL CORPORATION

                      STATEMENTS OF OPERATIONS

                                                       Year Ended
                                                        July 31,
                                                     ---------------
                                                      1999     1998
                                                     -----     -----

REVENUES:
   Operating revenues                             $499,000    $774,000
   Interest Income                                  78,000      97,000
                                                   -------     -------
                                                   577,000     871,000
COST AND EXPENSES:
   Operating expenses                              411,000     535,000
   Product development                             268,000     290,000
   Selling, general and administrative expenses  1,260,000     747,000
   Interest expense                                  5,000       7,000
                                                 ---------   ---------
                                                 1,944,000   1,579,000
                                                 ---------   ---------
NET LOSS                                        (1,367,000)   (708,000)

PRO FORMA ADJUSTMENT:
   Officers' salary                                      -      67,000
                                                 ---------   ---------
PRO FORMA NET LOSS                              (1,367,000)  ($775,000)
                                                 =========    ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                     3,877,300   3,491,637
                                                 =========   =========
BASIC AND DILUTED LOSS
PER COMMON SHARE:
  Net Loss                                           ($.35)      ($.20)
                                                 =========   =========
    Pro forma net loss                               ($.35)      ($.22)
                                                 =========   =========


See accompanying notes to financial statements.

                   FLEMINGTON PHARMACEUTICAL CORPORATION

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                     Common Stock
                     -------------     Additional                Stockholders'
                              Par      Paid-in     Accumulated    Equity
                     Shares   Value    Capital     Deficit       (Deficiency)
                     ------   -----    -----------  ------------ -------------
BALANCE, JULY 31,
 1997              2,597,300  $26,000  $   897,000   $(1,160,000)  $  (237,000)

YEAR ENDED JULY
 31, 1998
 Issuance of
 Common Stock:
 In Connection with
 Initial Public
 Offering, net of
 offering costs      680,000   7,000     3,006,000             -     3,013,000
 Upon Conversion
 of Stockholder Note 600,000   6,000       294,000             -       300,000
  Options issued for
  services                 -       -        36,000             -        36,000
  Net Loss                 -       -             -      (708,000)     (708,000)
                   ---------  ------     ---------     ---------     ---------
BALANCE, JULY 31,
 1998              3,877,300  39,000     4,233,000    (1,868,000)    2,404,000
                   ---------  ------     ---------     ---------     --------
YEAR ENDED JULY 31,
 1999
Par Value Decrease
 from $.01 to $.001        - (35,000)       35,000             -             -
Net Loss                   -       -             -    (1,367,000)   (1,367,000)
BALANCE,  JULY 31, --------- -------     ---------    ----------    ----------
 1999              3,877,300  $4,000    $4,268,000   ($3,235,000)  $ 1,037,000
                   ========= =======     =========    ==========    ==========







See accompanying notes to financial statements.


                  FLEMINGTON PHARMACEUTICAL CORPORATION

                        STATEMENTS OF CASH FLOWS


                                                      Year Ended
                                                       July 31,
                                               -------------------------
                                                  1999         1998
CASH FLOW FROM OPERATING ACTIVITIES:           ----------   -----------

  Net  loss                                   ($1,367,000)  ($708,000)
  Adjustments to reconcile net loss to
   net cash flows from operating activities:
   Provision (credit) for losses on accounts
       receivable                                 (24,000)          -
   Options issued for services                     19,000       7,000
  Depreciation and amortization                    12,000      11,000
  Loss on sale of assets                           14,000           -
  Changes in operating assets and liabilities:
   Accounts receivable                             49,000      92,000
   Prepaid expenses and other current assets      (22,000)    (30,000)
   Costs and estimated earnings in excess of
    billings on uncompleted contracts                   -      12,000
   Other Assets                                    24,000     (47,000)
   Accounts payable - trade                       (31,000)   (137,000)
   Billings in excess of costs and
    estimated earnings on uncompleted contracts         -    (277,000)
   Accrued expenses and other current liabilities  55,000       4,000
                                               ----------  ----------
         Net cash flows from operating
         activities                            (1,271,000) (1,073,000)
                                               ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchase of property and equipment             (6,000)    (33,000)
    Demand note receivable - shareholder                -     (60,000)
                                               ----------   ---------
         Net cash flows from investing
         activities                                (6,000)    (93,000)
                                               ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES -
    Initial public offering                             -   3,090,000
                                               ----------   ---------
      Net cash flows from financing activities          -   3,090,000
                                               ----------   ---------
NET CHANGE IN CASH                             (1,277,000)  1,924,000
CASH, AND CASH EQUIVALENTS, BEGINNING OF YEAR   2,141,000     217,000
                                               ----------   ---------
CASH, AND CASH EQUIVALENTS, END OF YEAR          $864,000  $2,141,000
                                               ==========   =========



SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                               $  5,000  $    7,000
                                                 ========= ==========
     Income taxes paid                           $      -  $        -
NON CASH FINANCING ACTIVITIES:                   ========= ==========

    Conversion of Stockholder Note
     Payable into Common Stock                   $      -  $  300,000
                                                 ========= ==========

Reclassification of deferred offering costs
  into paid in capital                           $      -  $   77,000
                                                 ========= ==========
  Options issued for future services             $      -  $   29,000
                                                 ========= ==========

See accompanying notes to financial statements






                      FLEMINGTON PHARMACEUTICAL CORPORATION

                        NOTES TO FINANCIAL STATEMENTS



Note 1 -	Nature of the Business and Summary of Significant Accounting
                Policies:

Nature of the Business - Flemington Pharmaceutical Corporation (the "Company"), which was formerly incorporated under the laws of New Jersey was reincorporated in the State of Delaware in November 1998. The Company is engaged in domestic and international consulting activities and the development of novel pharmaceutical products combining presently marketed drugs with innovative patent-pending oral dosage delivery systems of the Company, designed to enhance and accelerate the onset of the therapeutic benefits which the drugs are intended to produce. Management intends to develop the products in collaboration with pharmaceutical companies having significant existing sales of the pharmaceutical compounds being incorporated into the Company's dosage delivery systems, thereby creating a more effective, and more attractive product.

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

Contract costs normally consist of fees paid to outside clinics for studies and an allocable portion of the Company's operating expenses. General and administrative costs pertaining to contracts are charged to expense as incurred. At July 31, 1999, the Company had no outstanding contracts in process.

Cash Equivalents - Cash equivalents include certificates of deposit and money market instruments purchased with original maturities of three months or less.

Financial Instruments - Financial instruments include cash and cash equivalents, accounts receivable, loans to stockholders, accounts payable, and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

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

Defined Contribution Retirement Plans - The Company had a 401(k) retirement plan covering substantially all employees. Company contributions are at the discretion of the Board of Directors. The Company made no contributions for the year ended July 31, 1998 ("fiscal 1998") and the plan was terminated during fiscal 1998. In September 1998, the Company adopted a new retirement plan providing for contributions at management's discretion. During the year ended July 1999, the Company made a contribution to the new retirement plan of approximately $4,000.

Stock Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting" for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has determined it will continue to apply APB Opinion No. 25 in accounting for its stock options plans. The Company granted 100,000 options to an officer employee during the year ended July 31, 1999 ("fiscal 1999"). (See pro forma disclosure related to the issuance of employee options in Stock Option Footnote.) For fiscal 1998, the Company recorded a $36,000 charge in accordance with SFAS No. 123, for options which have been granted to one of its consultants under an agreement which was executed in May 1997 and amended in March 1998 (See Stock Options Footnote Disclosure).
No other compensation costs have been recorded for fiscal 1999 and 1998 related to options, warrants or any other equity instrument.


Risk Concentrations:

(a) Major Customers - During fiscal 1999, the Company had revenue from one customer located in Germany and two customers located in USA approximating 19%, 14% and 10%, respectively, of the Company's total revenue.

During fiscal 1998, the Company had revenue from three customers located in France, the United Arab Emirates and Germany approximating 25%, 21% and 21%, respectively, of the Company's total revenue.

(b) Accounts Receivable - At July 31, 1999, the Company had unsecured accounts receivable from one customer located in USA, and two customers located in Germany, approximating 34%, 16% and 8%, respectively, of the Company's total accounts receivable. At July 31, 1998, the Company had unsecured accounts receivable from one customer located in the United Arab Emirates and two customers located in Germany, approximating 36%, 25% and 14%, respectively, of the Company's total accounts receivable. The Company has long-standing relationships with its principal customers and feels that credit risk associated with these customers is limited. With regard to new customers, the Company receives customer referrals through long standing relationships.

(c)	Supplier Dependence - The Company believes that certain raw materials, including inactive ingredients, are available only from a limited number of suppliers internationally and that certain packaging materials intended for use in connection with its spray products currently are available from limited supply sources. The Company does not believe it will encounter difficulties in obtaining inactive ingredients or packaging materials necessary for the manufacture of its products. However, there can be no assurance that the Company will be able to enter into satisfactory purchasing agreements or arrangements, thereby, causing a potential significant adverse effect on the Company's ability to arrange for the manufacture of formulated products.


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

New Accounting Pronouncements - In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1. ("SOP 98-1"), Accounting for the cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998.

In addition, the Board issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities in June 1998 for years beginning after June 15, 1999. Subsequently, the Board deferred the effective date of this pronouncement through the issuance of SFAS No. 137.

The Company does not expect that any of the previously mentioned pronouncements will significantly impact its financial statements.

Note 2 - Management's Plans to Overcome Operating and Liquidity Difficulties

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses during fiscal years 1999 and 1998 and has an accumulated deficit at July 31, 1999 of approximately $3,235,000.

The Company's continued existence is dependent upon its ability to achieve profitable operations or obtain additional financing. The Company is currently seeking collaborative arrangements with pharmaceutical companies for the joint development of delivery systems and the successful marketing of these delivery systems. The Company is exploring merger opportunities or other strategic alternatives to fund future operations.

In view of the Company's very limited resources, its anticipated expenses and the competitive environment in which the Company operates, there can be no assurance that its operations will be sustained for the duration of its next fiscal year.

Note 3 - Stockholders' equity:

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

Status of Underwriter - Monroe Parker Securities, Inc., the representative of several underwriters involved in underwriting the Company's Public Offering ceased market making activities in the Company's securities in late December 1997, and on January 5, 1998 was the subject of a complaint issued by the NASD for alleged violations of the NASD's rules in 1994 and 1995. In October 1998, the New York attorney general's office announced the indictment of Monroe Parker Securities, Inc. and twelve (12) principals and brokers from the firm on charges that they have defrauded investors in the sale and trading of securities. These alleged violations have no connection with the Company's securities. See Note 5 regarding shareholder lawsuit.

Note 4 -Related Party Transactions:

Legal Fees - The Company has incurred legal fees with an officer and director of the Company. These fees approximated $93,000 and $71,000 for the years ended July 31, 1999 and 1998, respectively.

Stockholder's Note Receivable - In April 1998, the Company loaned $60,000 to its President. The note is due on demand with interest at 7% due quarterly. Interest approximated $4,200 for the year ended July 31, 1999.

Note 5 -	Commitments and Contingencies:

Shareholder Lawsuit - One of the Company's shareholders has filed a class action lawsuit on behalf of all purchasers of the Company's securities from November 1997 to December 1997, against the Company and its officers alleging violations of federal securities laws arising in its recently completed initial public offering.

A motion was filed by the Company and its officers to dismiss the complaint in its entirety in March 1999. In a memorandum and order filed October 12, 1999, the court ruled to allow the plaintiff to state a claim against the Company and its officers alleging the Company's Prospectus may have failed to disclose that the Underwriter had been violating federal securities laws by controlling markets for securities in which it acted as a market maker. All other allegations were dismissed by the court.

In connection with this lawsuit, the Company has incurred professional fees of approximately $60,000 through July 31, 1999. Since the Company has a $100,000 insurance deductible, it has accrued $40,000 at July 31, 1999 in anticipation of additional professional costs. Counsel has not formed a professional conclusion that in the action described above an adverse outcome is either probable or remote. Although the Company feels that any additional costs above and beyond the deductible amount will be covered by insurance, there can be no guarantee that the Company will not incur additional liability in connection with this matter.

Employment Agreements - The Company entered into separate employment agreements with its President and Chairman of the Board of Directors for a base annual salary of $200,000 and $150,000, respectively. These agreements provide for annual cost of living adjustments equal to the greater of the increase in the Consumer Price Index or 7.5% with additional increases and bonuses as shall be approved by the Board. Each agreement has a base term of three years, which became effective in November 1997 upon the completion of the public offering. The agreements are thereafter renewable for additional one-year periods, unless the Company gives notice to the contrary.

Pursuant to these agreements, options were issued to these officers to purchase a total of 600,000 shares, exercisable during the ten-year period following consummation of the public offering at an exercise price of $1.84 per share.

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

Consulting Agreement - In December 1996, the Company entered into agreement with a consulting company, (the "Consultant"), for assistance in finding suitable business opportunities. The agreement provides for the Company to pay a fee to the Consultant of 10% of the consideration received by the Company from projects identified in the agreement, net of expenses. The agreement also provides for the Company to pay a 5% fee for equity transactions arranged by the Consultant. In addition to the above, the Company issued a warrant to the Consultant to purchase up to 100,000 shares of the Company's common stock at $2.50 per share, with vesting of 20,000 shares upon completion of each successful project. No warrants were earned through July 31, 1999 pursuant to this agreement.

Public Relations Consultant - In May, 1997, the Company entered into an agreement with a consultant to enhance its entree into the public market and to secure an underwriter for the Company. In connection with that agreement, the Company issued an option to the public relations consultant to purchase an aggregate of 200,000 shares of the Company's common stock (See Stock Options Disclosure).

In March 1998, the Company and the public relations consultant amended the agreement to continue services through April 1999. As a result of this extension, the original option issued in May 1997 was surrendered and options were issued to purchase 200,000 shares with exercise prices of $1.00 and 120,000 shares with an exercise price of $2.00, all expiring five years from the date of grant.

Leases - The Company rents office space on a month to month basis. Rent expense for the Company totaled approximately $33,000 and $27,000 for the years ended July 31, 1999 and 1998, respectively.

Government Regulation - The development, manufacture and commercialization of pharmaceuticals are subject to extensive regulation by various federal and state government entities. The Company cannot determine the impact of government regulations on the development of its delivery systems.

Note 6 -  Income Taxes:

No provision for current and deferred income taxes is required for the years ended July 31, 1999 and 1998.

The significant components of the Company's net deferred tax asset are summarized as follows:

                                                            July 31
                                                       1999        1998
                                                       ----        ----
  Differences between the cash basis of accounting
   for income tax reporting and the accrual basis
   for financial reporting purposes                 $(38,000)  $ (32,000)
  Non-employee compensation pursuant to SFAS 123           -      33,000
  Net operating loss carryforwards                 1,298,000     758,000
                                                   ---------    --------
                                                   1,260,000     759,000

                Valuation allowance               (1,260,000)   (759,000)
                                                   ---------     -------
                        Net deferred tax asset    $        -    $      -
                                                   =========     =======

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's prior history of recurring losses, that a full valuation allowance is appropriate at July 31, 1999 and 1998.

At July 31, 1999, the Company has federal and state net operating loss carryforwards for financial reporting and income tax purposes of approximately $3,246,000 and $3,233,000, respectively, which can be used to offset current and future taxable income through the year 2019.

Note 7 -  Stock Options:

At July 31, 1999, the Company had three plans to allow for the issuance of stock options and other awards, the 1992 Stock Option Plan (the "1992 Plan"), the 1997 Stock Option Plan (the "1997 Plan") and the 1998 Stock Option Plan (the "1998 Plan").

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

Information on option activity for the 1992 Plan for fiscal 1999 and 1998 is as follows:

                                                    July 31,
                                    -----------------------------------------
                                      1999       (c)        1998        (c)
                                    -------   --------    --------   --------
Balance - beginning of year         500,000     $1.78      482,000(b)  $1.76
  Options granted :
  To 10% or more shareholders             -         -            -         -
  To others                               -         -       20,000(a)   2.00
Options cancelled                         -         -       (2,000)     1.67
                                    ----------------------------------------
Balance - end of year               500,000      1.78      500,000      1.78
                                    ========================================
Options exercisable - end of year   500,000      1.78      500,000      1.78
                                    ========================================

(a)	The weighted average fair value of options granted during fiscal 1998 was $.30 per option.
(b)	Includes 54,348 incentive stock and 145,652 non-qualified options, issued to the President of the Company and 200,000 non-qualified options issued to its Chairman of the Board, for a total of 400,000 options.
(c)	Represents weighted average exercise price.

1997 Plan - In January 1997, the Company's Board of Directors adopted the 1997 Plan, providing for the issuance of options to employees, officers and under certain circumstances, directors of and consultants to the Company. Options granted under the plan may be either incentive stock options as defined in the Internal Revenue Code or non-qualified stock options. The total number of shares of common stock reserved for issuance under the plan is 500,000 shares.


Information on option activity of the 1997 Plan for fiscal 1999 and 1998 is as follows:


                                                      July 31,
                                          ----------------------------------
                                          1999       (e)     1998      (e)
                                          -----     -----    -----     -----
Balance - beginning of year               500,000   1.22    200,000    $5.80
  Options granted :
   To 10% or more shareholders (b)              -      -    100,000     1.10
   To others                                    -      -    400,000 (c) 1.25
Options cancelled                               -      -   (200,000)(a) 5.80
                                          -----------------------------------
Balance - end of year                     500,000   1.22    500,000 (d)$1.22
                                          ==================================
Options exercisable - end of year         500,000   1.22    500,000    $1.22
                                          ==================================

(a) Represents options issued to a consultant in May 1997, which were canceled during fiscal 1998 (See Public Relations Consulting Agreement).
(b) Represents 50,000 ISOs each issued to the President of the Company and to its Chairman of the Board for total options to purchase 100,000 shares.
(c) Represents 25,000 non-qualified stock options (NQSO) each issued to four directors of the Company and 300,000 NQSOs to a consultant (See Public Relations Consulting Agreement) for a total of 400,000 NQSOs.
(d) The weighted average fair value of options granted during fiscal 1998 was $.67 per option.
(e) Represents weighted average exercise price.


1998 Plan - In June 1998, the Company's Board of Directors adopted the 1998 Plan, providing for the issuance of options to employees, officers and under certain circumstances, directors of and consultants to the Company. Options granted under the plan may be either incentive stock options as defined in the Internal Revenue Code or non-qualified stock options. The total number of shares of common stock reserved for issuance under the plan is 500,000 shares.

Information on option activity of the 1998 Plan for fiscal 1999 and 1998 is as follows:


                                                    July 31,
                                        ---------------------------------
                                        1999     (c)        1998     (c)
                                        -----   ------     ------   -----
Balance - beginning of year                -        -           -       -

  Options granted :
   To 10% or more shareholders             -        -           -       -
   To others                           100,000(a) 1.75          -       -
  Options cancelled                          -      -           -       -
                                       ----------------------------------
Balance - end of year                  100,000    1.75          -       -
                                       ==================================
Options exercisable - end of year      100,000    1.75(b)       -       -
                                       ==================================
(a)	Represents 100,000 ISOs issued to an employee officer in Fiscal 1999 at an exercise price of $1.75 per share.
(b)	The weighted average fair value of options granted during fiscal 1999 was $1.38 per option.
(c)	Represents weighted average exercise price.


The Company uses the intrinsic value method of accounting to measure compensation expense. If the fair value method had been used to measure compensation expense, net loss would have increased by approximately $250,000 or $.06 per share to $1,617,000 or $.41 per share for fiscal 1999 and approximately $630,000 or $.18 per share to $1,338,000 or $.38 per share for fiscal 1998.

The fair value of options granted in fiscal 1998 and 1999 were estimated at the date of grant using a Black-Scholes option model with the following weighted-average assumptions, respectively: risk-free interest rates of 5.0%, yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 10% to 128% and a weighted-average expected life of the options of five (5) to ten (10) years.

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

Other Non-plan Options and Warrants - At July 31, 1999 there were outstanding the following classes and numbers of instruments exercisable for Common Stock:

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

C.	800,000 stock options, not issued under any of the plans, as follows
(See also Note 4 -Commitments and Contingencies):

* (300,000 options each issued to the Company's President and Chairman of the Board of Directors, for a total of 600,000, having an exercise price of $1.84 per share, issued in connection with their respective employment agreements in June 1997, exercisable until November 2007.

* (100,000 options each issued to the Company's Vice President for Research and Development and Vice President for Product Development in May 1998, for a total of 200,000, in connection with their respective employment agreements, having an exercise price of $1.75 per share, exercisable until May 2008.

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

                                         FLEMINGTON PHARMACEUTICAL
                                         CORPORATION


Date:  October  28, 1999          By: /s/ Harry A. Dugger, III
                                          Harry A. Dugger, III, President

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signatures                 Title                      Date
---------------------------      -------------------------- ----------------
/s/ Harry A. Dugger, III         President and Chief        October 29, 1999
Harry A. Dugger, III             Executive Officer
                                 (Principal Executive Officer)


/s/ Donald Deitman               Chief Financial Officer    October 29, 1999
Donald Deitman                   (Principal Financial Officer)


/s/ John J. Moroney              Chairman of the Board and  October 29, 1999
John J. Moroney                  Director


/s/ Robert F. Schaul             Secretary and Director     October 29, 1999
Robert F. Schaul


/s/ Jack J. Kornreich            Director                   October 29, 1999
Jack J. Kornreich


                         Incorporated Documents
                          SEC Exhibit Reference



2.1   Agreement of Merger dated as of October 29, 1998
       As filed with the Registrant's Preliminary
       Proxy Statement on October 20, 1998, File No. 000-23399

3.1   Certificate of Incorporation of the Registrant, as amended
       As filed with the Registrant's Form SB-2, on August 8, 1997, File No. 333-33201

3.2   Bylaws of the Registrant, as amended
       As filed with the Registrant's Form SB-2, on August 8, 1997, File No. 333-33201

4.1   Form of Warrant Agreement
       As filed with the Registrant's Form SB-2, on October 31, 1997, File No. 333-33201

4.3   Form of Class A Warrant Certificate
       As filed with the Registrant's Form SB-2, on October 31, 1997, File No. 333-33201

4.4   Form of Underwriters' Option Agreement
       As filed with the Registrant's Form SB-2, on October 31, 1997, File No. 333-33201

10.1  Employment Agreement with Harry A. Dugger, III, Ph.D.
       As filed with the Registrant's Form SB-2, on August 8, 1997, File No. 333-33201

10.2  Employment Agreement with John J. Moroney
       As filed with the Registrant's Form SB-2, on October 3, 1997, File No. 333-33201

10.3  Agreement dated December 7, 1996 between the Registrant and Altana,
      Inc.
       As filed with the Registrant's Form SB-2, on August 8, 1997, File No. 333-33201

10.4  Registrant's 1992 Stock Option Plan
       As filed with the Registrant's Form SB-2, on August 8, 1997, File No. 333-33201

10.5  Form of Option Agreement under the 1992 Stock Option Plan
       As filed with the Registrant's Form SB-2, on October 3, 1997, File No. 333-33201

10.6  Registrant's 1997 Stock Option Plan
       As filed with the Registrant's Form SB-2, on August 8, 1997, File No. 333-33201

10.7  Form of Option Agreement under the 1997 Stock Option Plan
       As filed with the Registrant's Form SB-2, on October 3, 1997, File No. 333-33201

10.8  Agreement with Rapid Spray (Clemastine) dated June 2, 1992
       As filed with the Registrant's Form SB-2, on August 8, 1997, File No. 333-33201

10.9  Agreement with Rapid Spray (Nitroglycerin) dated June 2, 1992
       As filed with the Registrant's Form SB-2, on August 8, 1997, File No. 333-33201

10.10 Agreement with Creative Technologies, Inc. dated December 26, 1996 As filed with the Registrant's Form SB-2, on October 3, 1997, File No. 333-33201

10.11 Registrant's 1998 Stock Option Plan
       As filed with the Registrant's Preliminary Proxy Statement on October 20, 1998, File No. 000-23399

10.12 Employment Agreement with Donald P. Cox, Ph.D.
       As filed with the Registrant's Form 10-KSB on October 28, 1999, File No. 000-23399

10.13 Employment Agreement with Kenneth Cleaver, Ph.D.
       As filed with the Registrant's Form 10-KSB on October 28, 1999, File No. 000-23399

10.14 Amendment to Consulting Agreement with Saggi Capital Corp. dated March 25, 1998
       As filed with the Registrant's Form 10-KSB on October 28, 1999, File No. 000-23399


       Filed herewith

11.1 Computation of earnings per share

27.1 Financial Data Schedule for fiscal year ended July 31, 1999



                                 EXH 11.1

                  FLEMINGTON PHARMACEUTICAL CORPORATION

                      EARNINGS PER SHARE COMPUTATION



                                                      YEAR ENDED
                                                     JULY 31, 1999
                                                    ---------------
                                                          BASIC
                                                     -------------
Weighted average shares outstanding                      3,877,300
Dilutive effect of stock performance plans (1)                   -
                                                     -------------
   Total                                                 3,877,300
Net loss                                                (1,367,000)
                                                     -------------
Earnings (loss) per share                                     (.35)
                                                     -------------


                                                      YEAR ENDED
                                                     JULY 31, 1998
                                                    ---------------
                                                          BASIC
                                                     -------------
Weighted average shares outstanding                      3,491,637
Dilutive effect of stock performance plans (1)                   -
                                                     -------------
   Total                                                 3,491,637
Net loss                                                  (708,000)
                                                     -------------
Earnings (loss) per share                                     (.20)
                                                     -------------



(1) Since the company has reported a loss for each period, no potential shares from stock performance plans have been presented, as their effect would be anti-dilutive