Form 10QSB
period 1999-10-31
FLEMINGTON PHARMACEUTICAL CORP
filed 1999-12-15
CIK 1043873

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

   X    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
 -----  THE SECURITIES EXCHANGE ACT OF 1934

        For the three month period ended October 31, 1999

 -----  TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____to_____

                        Commission file number 000-23399

                      FLEMINGTON PHARMACEUTICAL CORPORATION
       (Exact name of small business issuer as specified in its charter)


         Delaware                                     22-2407152
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

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
                                 Yes  X   No
                                    -----   -----
            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___No___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,877,300 shares of common stock outstanding as of October 31, 1999.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

                             Yes       No    X
                                 -----     -----

                  FLEMINGTON PHARMACEUTICAL CORPORATION

                                BALANCE SHEETS

                                            October 31,    July 31,
                                               1999          1999
                                           ------------   -----------
                                           (Unaudited)     (Note 1)

ASSETS
CURRENT ASSETS:
 Cash and equivalents                      $  699,000    $  864,000
 Accounts receivable-trade, less
  allowance for doubtful accounts of
  $15,000                                      84,000       122,000
 Prepaid expenses and other current assets     71,000        58,000
                                             --------     ---------
       Total Current Assets                   854,000     1,044,000
                                             --------     ---------
FURNITURE, FIXTURES AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                      27,000        30,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER            60,000        60,000

OTHER ASSETS                                   24,000        29,000
                                            ---------    ----------
                                           $  965,000   $ 1,163,000
                                            =========    ==========

LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
 Accounts payable-trade                    $   94,000   $    48,000
 Accrued expenses and other current
  liabilities                                  51,000        78,000
                                             --------     ---------
     Total Current Liabilities                145,000       126,000
                                             --------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY (DEFICIENCY):
 Preferred stock, $.01 per value:
  Authorized - 1,000,000 shares, none
   issued
  Common stock, $.001 par value:
   Authorized - 50,000,000 shares
   issued and outstanding - 3,877,300
   shares                                       4,000         4,000
 Additional paid-in capital                 4,268,000     4,268,000
 Accumulated Deficit                       (3,452,000)   (3,235,000)
                                           ----------    ----------
  Total Stockholders' Equity (Deficiency)     820,000     1,037,000
                                           ----------    ----------
                                          $   965,000   $ 1,163,000
                                           ==========    ==========



See accompanying notes to financial statements.

                    FLEMINGTON PHARMACEUTICAL CORPORATION

                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                         Three Months Ended
                                             October 31,
                                         ------------------
                                          1999        1998
                                         ------      ------

REVENUES:
 Operating revenues                   $ 104,000    $  129,000
 Interest Income                         17,000        28,000
                                       --------     ---------
                                        121,000       157,000
                                       --------     ---------
COST AND EXPENSES:
 Operating expenses                      49,000       112,000
 Product development                     56,000        82,000
 Selling, general and
  administrative expenses               233,000       379,000
                                       --------     ---------
                                        338,000       573,000
                                       --------     ---------
  NET INCOME (LOSS)                   $(217,000)   $ (416,000)
                                       ========     =========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
  PER COMMON SHARE:                   3,877,300     3,877,300

Net Income (loss)                     $    (.06)   $     (.11)
                                       ========     =========


See accompanying notes to financial statements.





                    FLEMINGTON PHARMACEUTICAL CORPORATION

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (Unaudited)


                   Common Stock
                  --------------                            Stockholders'
                           Par      Paid-in     Accumulated    Equity
                  Shares   Value    Capital      Deficit    (Deficiency)
               --------------------------------------------------------------

BALANCE, JULY
 31, 1999       3,877,300 $ 4,000  $4,268,000  $(3,235,000)   $1,037,000

THREE MONTHS
 ENDED OCTOBER
 31, 1999 -
  Net Loss              -       -           -     (217,000)     (217,000)
                ---------  ------  ----------   ----------   -----------
BALANCE, October
 31, 1999       3,877,300 $ 4,000  $4,268,000  $(3,452,000)   $  820,000
                =========  ======   =========   ==========     =========


See accompanying notes to financial statements.


                 FLEMINGTON PHARMACEUTICAL CORPORATION

                         STATEMENT OF CASH FLOWS
                               (Unaudited)

                                             Three Months Ended
                                                 October 31,
                                            --------------------
                                             1999         1998
                                            ------       ------

CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income (loss)                       $ (217,000)   $ (416,000)
  Adjustments to reconcile net income
   (loss) to net cash flows from
   operating activities:
   Provisions for losses on accounts
    receivable                                    -       (19,000)
   Options issued for services                5,000         4,000
   Depreciation and amortization              3,000         5,000
  Changes in operating assets and
   liabilities:
   Accounts receivable                       38,000        29,000
   Prepaid expenses and other current
    assets                                  (13,000)        8,000
   Accounts payable-trade                    46,000       (17,000)
   Accrued expenses and other current
    liabilities                             (27,000)      129,000
                                          ---------     ---------
 Net cash flows from operating activities  (165,000)     (277,000)
                                          ---------     ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment              -        (2,000)
                                          ---------     ---------

 NET CHANGE IN CASH                        (165,000)     (279,000)

 CASH, BEGINNING OF PERIOD                  864,000     2,141,000

 CASH, END OF PERIOD                     $  699,000    $1,862,000
                                          =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                           $        -    $        -
                                          =========     =========
 Income taxes paid                       $        -    $        -
                                          =========     =========

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

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB of Flemington Pharmaceutical Corporation (the "Company"), for the year ended July 31, 1999.

Note 2 - On December 23, 1998, a former shareholder filed a lawsuit against the Company, its president and its chairman. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of shareholders who purchased the Company's common stock during a period from Nov. 19, 1997 to Dec. 29, 1997. The Company believes the lawsuit is without merit and intends to defend against it vigorously. See Part II. OTHER INFORMATION, Item 1. Legal Proceedings.

                     FLEMINGTON PHARMACEUTICAL CORPORATION

Part I, Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Flemington Pharmaceutical Corporation, a New Jersey corporation (the
Company), is engaged in development of novel application drug delivery systems for presently marketed prescription and over-the-counter (OTC) drugs. Since its inception in 1982, the Company has been a consultant to the pharmaceutical industry, focusing on product development activities of various European pharmaceutical companies, and since 1992 has used its consulting revenues to fund its own product development activities.

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operation through July 31, 1995, and also for the years ended July 31, 1997 [Fiscal 1997], 1998 [Fiscal 1998], and 1999 [Fiscal 1999], giving rise to an accumulated deficit at October 31, 1999 of approximately $3,452,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997, Fiscal 1998 and Fiscal 1999. Revenues from consulting may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

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

RESULTS OF OPERATIONS

The three months ended October 1999 [the 1999 Period] and October 1998 [the
 1998 Period]

Revenues for the 1999 Period decreased approximately $25,000 or 19% to $104,000 from $129,000 for the 1998 Period. This decrease is attributable to an approximate $18,000 decrease in consulting revenue, an approximate $18,000 decrease in product sales revenue and an approximate $6,000 decrease in license income. An approximate $16,000 increase in product development revenue offset the revenue decreases.

Total costs and expenses for the 1999 Period decreased approximately $235,000 or 41% to $338,000 from $573,000 for the 1998 Period. This decrease includes an approximate $63,000 decrease in operating expenses associated with studies and consulting activities, an approximate $26,000 decrease in product development costs and an approximate $146,000 decrease in selling, general and administrative expenses. Of the selling, general and administrative expenses decrease, legal and professional fees decreased an approximate $113,000.

Liquidity and Capital Resources

From its inception, the Company's principal sources of capital have been provided by consulting revenues and private placements, as well as loans and capital contributions from the Company's principal stockholders. At October 31, 1999 the Company had working capital of approximately $709,000 as compared to working capital of $918,000 at July 31, 1999 representing a net decrease in working capital of approximately $209,000.

Net cash used in operating activities approximated $165,000 for the 1999 Period compared to net cash used in operating activities of approximately $277,000 for the 1998 Period. Net cash used in operating activities for the 1999 period was primarily attributable to the net loss of $217,000.
Therefore, notwithstanding a $217,000 net loss and a $416,000 net loss for the 1999 and 1998 Periods, respectively, total cash flow for the 1999 period increased approximately $52,000 as compared to a $137,000 increase for the 1998 Period.

Although there can be no assurance, the Company believes that its current cash levels together with revenues from operations, will be sufficient to satisfy its cash requirements for at least the next five (5) months and has substantial doubt about its ability to continue operations beyond such period without obtaining additional financing and/or consummating a strategic alliance with a well-funded business partner. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to implement its expansion plan, requiring it to seek additional financing, which may not be available on terms acceptable to the Company, if at all.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     On December 23, 1998, a complaint was filed against the Company in United States District Court for the District of New Jersey by Richard F. Biborosch, individually and as class representative. Defendants in the lawsuit include the Company, John J. Moroney, Harry A. Dugger, III, Ph.D. and Monroe Parker Securities, Inc. and two of its principals (collectively, Monroe Parker ). The complaint alleges certain securities law violations against the Company relative to Monroe Parker s role as underwriter for the Company's initial public offering and the Company's alleged failure to properly disclose certain information relating to Monroe Parker. Relief sought by the plaintiff includes certification of the action as a class action, damages, rescission and costs. The Company has retained special litigation counsel to assist in defense of the claim and believes the allegations contained in the Complaint are without merit. On March 25, 1999, the Company filed a motion to dismiss the complaint for failure to state a cause of action. In October, 1999, the United States District Court granted the Company's motion in part and denied it in part. In November, 1999 the Court entered a Scheduling Order setting forth a pre-trial Discovery schedule for the forthcoming months. The Company intends to defend the action vigorously


Item 2.   Changes in Securities

     N/A

Item 3.   Defaults Upon Senior Securities

     N/A

Item 4.   Submissions of Matters to a Vote of Security Holders

     (a) On November 23, 1999, the Company held its annual meeting of shareholders ( Annual Meeting ).

     (b) Directors elected at the meeting were Harry A. Dugger, III,
         Ph.D., Robert F. Schaul, John J. Moroney, and Jack J. Kornreich, all of whom have served as Directors during the prior year.

     (c) Matters addressed at the Annual Meeting included the election of directors and the ratification of the appointment of auditors.

     (d) The table below indicates each matter voted upon at the Annual Meeting and states the number of votes cast for or against each proposal as well as the number of abstentions and broker non votes for each proposal:

 Proposal Description or     Votes For  Votes Against   Abstentions and Broker
   Name of Director                     or Withheld            Non-Votes
--------------------------- ----------- --------------- -----------------------
Ratification of Appointment
 of Auditors                 2,541,703             -            1,335,597
Harry A. Dugger III, Ph.D.   2,911,743        19,310              946,247
John J. Moroney              2,911,743        19,310              946,247
Robert F. Schaul             2,911,743        19,310              946,247
Jack J. Kornreich            2,911,743        19,310              946,247

Item 5.   Other Information

          N/A

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit 11. Statement re: computation of earnings per share for the three months ended October 31, 1999.

b)   Reports on Form 8-K

     None


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  FLEMINGTON PHARMACEUTICAL CORPORATION


Date: December 15, 1999     By: /s/ Harry A. Dugger, III
                            --------------------------------
                            Harry A. Dugger, III, President
                            (Principal Executive Officer)


Date: December 15, 1999     By: /s/  Donald J. Deitman
                            ------------------------------------------
                            Donald J. Deitman, Chief Financial Officer





                                 EXHIBIT 11
                   FLEMINGTON PHARMACEUTICAL CORPORATION

                       EARNINGS PER SHARE CALCULATION

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)




                                           THREE MONTHS ENDED
                                            OCTOBER 31, 1999
                                           -------------------

                                                 BASIC


Weighted average shares outstanding             3,877,300
Dilutive effect of stock performance plans (1)          -
                                                ---------
      Total                                     3,877,300
                                                ---------
Net Income (loss)                                    (217)
                                                ---------
Earnings per share                                   (.06)
                                                ---------

                                            THREE MONTHS ENDED
                                             OCTOBER 31, 1998
                                            ------------------

                                                 BASIC

Weighted average shares outstanding             3,877,300
Dilutive effect of stock performance plans (1)          -
                                                ---------
      Total                                     3,877,300
                                                ---------
Net Income (loss)                                    (416)
                                                ---------
Earnings per share                                   (.11)
                                                ---------



(1) No potential shares from stock performance plans have been presented, as their effect would be anti-dilutive