Form 10QSB
period 2000-01-31
FLEMINGTON PHARMACEUTICAL CORP
filed 2000-03-03
CIK 1043873

UNITED STATES
            		      SECURITIES AND EXCHANGE COMMISSION
                    			    Washington, D.C. 20549

	                          			 FORM 10-QSB
    X  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
 ----- THE SECURITIES EXCHANGE ACT OF 1934

       For the six month period ended January 31, 2000

       TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF
 ----- THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____to_____

             		      Commission file number 000-23399

              		  FLEMINGTON PHARMACEUTICAL CORPORATION
     ----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

       	     Delaware                             22-2407152
     ------------------------------             --------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)



                      			       43 Emery Avenue
                    		   	   Flemington, New Jersey
                		 ----------------------------------------
                 		 (Address of Principal Executive Offices)


                               				   08822
                               				 ---------
                              				 (Zip Code)

                        			       (908)782-3431
                       			---------------------------
                        		(Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes    No
                                           					     ---   ---

             		   APPLICABLE ONLY TO CORPORATE ISSUERS:

  State the number of shares outstanding of each of the issuer's classes of
     	      common equity, as of the latest practicable date.
     3,877,300 shares of common stock outstanding as of January 31, 2000.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes    No X
                                                 							      ---   ---


                 	 FLEMINGTON PHARMACEUTICAL CORPORATION

                     			      BALANCE SHEETS



                                   					    January 31,     July 31,
                                   					      2000            1999
                                   					   -------------------------
                                   					   (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and equivalents                    $   396,000      $  864,000
  Accounts receivable - trade, less
   allowance for doubtful accounts
   of $15,000                                 104,000         122,000
  Prepaid expenses and other current
   assets                                      41,000          58,000
                                   					     --------       ---------
	    Total Current Assets                     541,000       1,044,000
                                   					     --------       ---------
FURNITURE, FIXTURES, AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                      32,000          30,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER            60,000          60,000

OTHER ASSETS                                   19,000          29,000
                                   					      -------       ---------
                                   					  $   652,000      $1,163,000
                                   					      =======       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable trade                  $     8,000      $   48,000
  Accrued expenses and other current
   liabilities                                 58,000          78,000
                                   					    ---------      ----------
    Total Current Liabilities                  66,000         126,000
                                   					    ---------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
    Authorized 1,000,000 shares, none
    issued
   Common stock, $.001 par value:
    Authorized - 50,000,000 shares
    Issued and outstanding - 3,877,300
    shares                                      4,000           4,000
   Additional paid-in capital               4,268,000       4,268,000
   Accumulated Deficit                     (3,686,000)     (3,235,000)
                                   					   ----------       ---------
    Total Stockholders' Equity                586,000       1,037,000
                                   					   ----------       ---------
                                   					  $   652,000      $1,163,000
                                    				   ==========       =========


See accompanying notes to financial statements.



             		    FLEMINGTON PHARMACEUTICAL CORPORATION

                   			  STATEMENTS OF OPERATIONS
                          				(Unaudited)


                           		 		   Three Months Ended    Six Months Ended
                          		 		       January 31,           January 31,
                            				  ------------------     -----------------
                            				    2000      1999        2000       1999

REVENUES:
 Operating revenues             $  69,000  $ 147,000   $ 173,000   $ 276,000
 Interest Income                    8,000     20,000      25,000      48,000
                            				   ------    -------     -------     -------
                            				   77,000    167,000     198,000     324,000
                            				   ------    -------     -------     -------
COST AND EXPENSES:
 Operating expenses                47,000    143,000      96,000     255,000
  Product development              68,000     80,000     124,000     162,000
  Selling, general and
    administrative expenses       196,000    269,000     429,000     648,000
                             			  -------    -------     -------    --------
                             			  311,000    492,000     649,000   1,065,000
                            				 --------   --------    --------   ---------
NET INCOME (LOSS)               $(234,000) $(325,000)  $(451,000) $ (741,000)
                            				 ========   ========    ========   =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      3,877,300  3,877,300   3,877,300   3,877,300
                            				=========  =========   =========   =========

PER COMMON SHARE:
 Net Income (loss)                  $(.06)     $(.08)      $(.12)      $(.19)
                            				=========  =========   =========   =========



See accompanying notes to financial statements.



                		    FLEMINGTON PHARMACEUTICAL CORPORATION

         	       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
			                               (Unaudited)




                                   					                   			   Stockholders'
                			      Common Stock     Paid-in    Accumulated Equity
			                   Shares   Par Value  Capital    Deficit     (Deficiency)
                   			------   ---------  ---------- -----------  ------------

Balance, July 31, 1999 3,877,300 $ 4,000  $4,268,000 $(3,235,000)  $1,037,000

Six months ended,
 January 31, 2000 -
 Net Loss                      -       -           -    (451,000)    (451,000)
              		       ---------  ------   ---------  ----------    ---------
Balance, Jan. 31, 2000 3,877,300 $ 4,000  $4,268,000 $(3,686,000)  $  586,000
		                   =========   =======   =========  ==========    =========






See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                     			   STATEMENTS OF CASH FLOWS
                            				 (Unaudited)


                                  					       Six Months Ended
                                 						          January 31,
                                 		 			    ----------------------
                                   					       2000        1999
CASH FLOW FROM OPERATING ACTIVITIES:
  Net  (loss)                               $(451,000) $ (741,000)
  Adjustments to reconcile net income
   (loss) to net cash
      Flows from operating activities:
      Provisions for losses on accounts
       receivable                                   -     (20,000)
      Options Issued for Services              10,000       9,000
      Depreciation & Amortization               6,000      10,000
      Changes in operating assets and
       liabilities:
	Accounts receivable                           18,000      (2,000)
	Prepaid expenses and other current
	 assets                                       17,000     (11,000)
	Costs and estimated earnings in
	 excess of billings on uncompleted
	 contracts                                         -     (39,000)
	Accounts payable - trade                     (40,000)     46,000
	Billings in excess of costs and
	 estimated earnings on uncompleted
	 contracts                                         -      55,000
	Accrued expenses and other current
	 liabilities                                 (20,000)     (3,000)
                                   					     --------    --------
  Net cash flows from operating activities   (460,000)   (696,000)
                                   					     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment           (8,000)     (2,000)
                                   					     --------    --------
NET CHANGE IN CASH                           (468,000)   (698,000)

CASH, BEGINNING OF PERIOD                     864,000   2,141,000
                                   					     --------   ---------
CASH, END OF PERIOD                         $ 396,000  $1,443,000
                                   					     ========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                             $       -  $        -
                                   					     ========   =========
  Income taxes paid                         $       -  $        -
                                   					     ========   =========




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

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operation through July 31, 1995, and also for the years ended July 31, 1997 ["Fiscal 1997"], 1998 ["Fiscal 1998"], and 1999 ["Fiscal 1999"], giving rise to an accumulated deficit at January 31, 2000 of approximately $3,686,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997, Fiscal 1998 and Fiscal 1999. Revenues from consulting may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the joint development, testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels. In view of the Company's very limited resources, its anticipated expenses and the competitive environment in which the Company operates, there can be no assurance that its operations will be sustained for the duration of the current fiscal year.

RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JANUARY 2000 [the "2000 Period"] AND JANUARY 1999 [the "1999 Period"]

Revenues for the 2000 Period decreased approximately $103,000 or 37% to $173,000 from $276,000 for the 1999 Period. The revenue decrease for the 2000 period was primarily attributable to the lack of consulting engagements and clinical studies.

Total costs and expenses for the 2000 Period decreased approximately $416,000 or 39% to $649,000 from $1,065,000 for the 1999 Period. This decrease includes an approximate $178,000 decrease in legal and professional fees, an approximate $44,000 decrease in clinical studies costs, an approximate $41,000 decrease in travel expenses, an approximate $35,000 decrease in outside consulting fees, an approximate $27,000 decrease in product development costs, an approximate $15,000 decrease in public company expenses, an approximate $14,000 decrease in payroll and payroll taxes and an approximate $12,000 decrease in employee relocation expenses.

The resulting net loss for the 2000 Period was $451,000 compared to a net loss of $741,000 for the 1999 Period.

THE THREE MONTHS ENDED JANUARY 2000 [the "2000 Period"] AND JANUARY 1999 [the "1999 Period"]

Revenues for the 2000 Period decreased approximately $78,000 or 53% to $69,000 from $147,000 for the 1999 Period.

Total costs and expenses for the 2000 Period decreased approximately $181,000 or 37% to $311,000 from $492,000 for the 1999 Period. This decrease includes an approximate $64,000 decrease in legal and professional fees, an approximate $44,000 decrease in clinical studies costs, an approximate $22,000 decrease in travel expenses, an approximate $15,000 decrease in outside consulting fees and an approximate $9,000 decrease in business franchise taxes.

The resulting net loss for the 2000 Period was $234,000 compared to a net loss of $325,000 for the 1999 Period.

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

Net cash used in operating activities approximated $460,000 for the 2000 Period compared to net cash used in operating activities of approximately $696,000 for the 1999 Period. Net cash used in operating activities for the 2000 period was primarily attributable to the net loss of $451,000. For the 2000 Period, $8,000 was used for investing activities. Therefore, notwith-standing a $451,000 net loss and a $741,000 net loss for the 2000 and 1999 Periods, respectively, total cash flow for the 2000 period decreased approximately $17,000 as compared to $43,000 increase for the 1999 period.

Although there can be no assurance, the Company believes that the proceeds from the Public Offering together with revenues from operations will be sufficient to satisfy its cash requirements for at least the next three (3) months. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to implement its expansion plan, requiring it to seek additional financing, which may not be available on terms acceptable to the Company, if at all.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On December 23, 1998, a complaint was filed against the Company in United States District Court for the District of New Jersey by Richard F. Biborosch, individually and as class representative. Defendants in the lawsuit include the Company, John J. Moroney, Harry A. Dugger, III, Ph.D. and Monroe Parker Securities, Inc. and two of its principals (collectively, "Monroe Parker").
The complaint alleges certain securities law violations against the Company relative to Monroe Parker's role as underwriter for the Company's initial public offering and the Company's alleged failure to properly disclose certain information relating to Monroe Parker. Relief sought by the plaintiff includes certification of the action as a class action, damages, rescission and costs. The Company has retained special litigation counsel to assist in defense of the claim and believes the allegations contained in the Complaint are without merit. On March 25, 1999, the Company filed a motion to dismiss the complaint for failure to state a cause of action. In October, 1999, the United States District Court granted the Company's motion in part and denied it in part.
In November, 1999, the Court entered a Scheduling Order setting forth a pre-trial Discovery schedule for the forthcoming months. Such discovery is presently ongoing. The Company intends to defend the action vigorously.

Item 2. Changes in Securities

	      N/A

Item 3. Defaults Upon Senior Securities

	      N/A

Item 4. Submissions of Matters to a Vote of Security Holders

	      N/A

Item 5. Other Information

	      N/A

Item 6.         Exhibits and Reports on Form 8-K

	a)      Exhibits

   	     Exhibit 11.  Statement re: computation of earnings per share for
	         the six months ended January 31, 2000

	b)      Reports on Form 8-K

	        None


                   			       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 FLEMINGTON PHARMACEUTICAL CORPORATION



By:     /s/  Harry A. Dugger, III
	------------------------------------------
	Harry A. Dugger, III, President
	(Principal Executive and Financial Officer)

Date:   March 3, 2000
        -------------

By:     /s/  John J. Moroney
	--------------------------------------
	John J. Moroney, Chairman of the Board

Date:   March 3, 2000
      	 -------------





                           				EXHIBIT 11

            		  FLEMINGTON PHARMACEUTICAL CORPORATION

             		      EARNINGS PER SHARE COMPUTATION

       	    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
			                           (UNAUDITED)

                                        					     SIX MONTHS ENDED
                                        					     JANUARY 31, 2000
	                                        				     ----------------

                                          						      BASIC

Weighted average shares outstanding                 3,877,300
Dilutive effect of stock performance plans (1)             --
                                          						    ---------
     Total                                          3,877,300
						                                              ---------
Net Income (loss)                                        (451)
                                          						    ---------
Earnings (loss) per share                                (.12)
                                          						    ---------


                                      					      SIX MONTHS ENDED
                                      					      JANUARY 31, 1999
                                       				      ----------------

                                                							BASIC

Weighted average shares outstanding                 3,877,300
Dilutive effect of stock performance plans (1)             --
                                          						    ---------
     Total                                          3,877,300

Net Income (loss)                                        (741)
                                          						    ---------
Earnings (loss) per share                               ( .19)
                                           					    ---------


(1) No potential shares from stock performance plans have been presented, as their effect would be anti-dilutive