Form 10QSB
period 2000-04-30
FLEMINGTON PHARMACEUTICAL CORP
filed 2000-06-14
CIK 1043873

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
   X   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
 ----- EXCHANGE ACT OF 1934

       For the nine month period ended April 30, 2000

       TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,877,300 shares of common stock outstanding as of April 30, 2000.


                FLEMINGTON PHARMACEUTICAL CORPORATION

                             BALANCE SHEETS

                                              April 30      July 31,
                                                2000          1999
                                            ------------  ------------
                                             (Unaudited)

ASSETS

CURRENT ASSETS:
   Cash and equivalents                     $1,018,000      $864,000
   Accounts receivable - trade, less
    allowance for doubtful accounts of
    $15,000                                    137,000       122,000
   Costs and estimated earnings in excess
    of billings on uncompleted contracts        22,000             -
   Prepaid expenses and other current assets   110,000        58,000
                                             ---------     ---------
            Total Current Assets             1,287,000     1,044,000
                                             ---------     ---------

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION                      29,000        30,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER             60,000        60,000

OTHER ASSETS                                    10,000        29,000
                                             ---------     ---------
                                            $1,386,000    $1,163,000
                                            ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable trade                    $   54,000    $   48,000
  Billings in excess of costs and estimated
   earnings on uncompleted contracts            84,000             -
  Accrued expenses and other current
   liabilities                                  10,000        78,000
                                             ---------     ---------
    Total Current Liabilities                  148,000       126,000
                                             ---------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 par value:
    Authorized 1,000,000 shares, none
    issued
   Common stock, $.001 par value:
    Authorized - 50,000,000 shares
    Issued and outstanding - 5,877,300
    shares in 2000 and 3,877,300 shares
    in 1999                                      6,000         4,000
   Additional paid-in capital                5,250,000     4,268,000
   Accumulated Deficit                      (4,018,000)   (3,235,000)
                                            ----------    ----------
    Total Stockholders' Equity (Deficiency)  1,238,000     1,037,000
                                            ----------    ----------
                                            $1,386,000    $1,163,000
                                            ==========    ==========


See accompanying notes to financial statements.



                  FLEMINGTON PHARMACEUTICAL CORPORATION

                        STATEMENTS OF OPERATIONS
                              (Unaudited)


                                 Three Months Ended       Nine Months Ended
                                      April 30,               April 30,
                                  2000       1999         2000        1999
                                ---------------------------------------------
REVENUES:
   Operating revenues          $  69,000  $  91,000  $  242,000  $   367,000
   Interest Income                 5,000     15,000      30,000       63,000
                                --------   --------    --------     --------
                                  74,000    106,000     272,000      430,000
COST AND EXPENSES:
  Operating expenses              33,000     76,000     129,000      331,000
  Product development             92,000     64,000     216,000      226,000
  Selling, general and
   administrative expenses       281,000    336,000     710,000      984,000
                                --------   --------   ---------    ---------
                                 406,000    476,000   1,055,000    1,541,000
                                --------   --------   ---------    ---------
NET LOSS                       $(332,000) $(370,000) $ (783,000) $(1,111,000)
                                ========   ========   =========   ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     4,143,967  3,877,300   3,964,891    3,877,300
                               =========  =========   =========    =========

PER COMMON SHARE:
 Net Loss                          $(.08)     $(.10)      $(.20)       $(.29)
                               =========  =========   =========    =========



See accompanying notes to financial statements.



                    FLEMINGTON PHARMACEUTICAL CORPORATION

               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (Unaudited)


                        Common Stock
                        ------------                              Stockholders'
                                  Par     Paid-in    Accumulated  Equity
                        Shares    Value   Captial    Deficit      (Deficiency)
-------------------------------------------------------------------------------
BALANCE, July 31, 1999 3,877,300  $4,000 $4,268,000  $(3,235,000) $1,037,000
NINE MONTHS ENDED
 April 30, 2000 -
 In Connection
 with private
 placement, net of
 costs                 2,000,000   2,000    982,000           -      984,000
 Net Loss                      -       -          -    (783,000)    (783,000)
                       ---------  ------  ---------  ----------    ---------
BALANCE, April 30,
 2000                  5,877,300 $ 6,000 $5,250,000 $(4,018,000)  $1,238,000
                       =========  ======  =========  ==========    =========




See accompanying notes to financial statements.

                     FLEMINGTON PHARMACEUTICAL CORPORATION

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                  Nine Months Ended
                                                      April 30,
                                                 2000          1999
                                               ----------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                   $ (783,000)  $(1,111,000)
   Adjustments to reconcile net loss to net
    cash
   Flows from operating activities:
    Provisions for losses on accounts
     receivable                                       -         1,000
    Options Issued for Services                  10,000        14,000
    Depreciation                                 10,000         9,000
    Loss on sale of distribution business             -        14,000
  Changes in operating assets and liabilities:
    Accounts receivable                         (15,000)       55,000
    Prepaid expenses and other current assets   (52,000)        2,000
    Costs and estimated earnings in excess of
     billings on uncompleted contracts          (22,000)            -
    Other assets                                  9,000        16,000
    Accounts payable - trade                      6,000        (7,000)
    Billings in excess of costs and estimated
     earnings on uncompleted contracts           84,000             -
    Accrued expenses and other current
     liabilities                                (68,000)       18,000
                                              ---------     ---------
  Net cash flows from operating activities     (821,000)     (989,000)
                                              ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchase of property and equipment           (9,000)       (5,000)
                                              ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES -
    Private Placement                           984,000             -
                                              ---------     ---------
NET CHANGE IN CASH                              154,000      (994,000)

CASH, BEGINNING OF PERIOD                       864,000     2,141,000
                                              ---------     ---------
CASH, END OF PERIOD                          $1,018,000    $1,147,000
                                              =========     =========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                             $        -    $        -
                                              =========     =========
   Income taxes paid                         $        -    $        -
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

Note 3 - On April 19, 2000, the Company closed a private placement of 2,000,000 shares of its common stock, receiving net proceeds of approximately $984,000. Use of these proceeds will be, primarily, working capital.





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

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operation through July 31, 1995, and also for the years ended July 31, 1997 ["Fiscal 1997"], 1998 ["Fiscal 1998"], and 1999 ["Fiscal 1999"], giving rise to an accumulated deficit at April 30, 2000 of approximately $4,018,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997, Fiscal 1998 and Fiscal 1999. Revenues from consulting may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

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


Results of Operations

The nine months ended April 2000 [the "2000 Period"] and April 1999 [the "1999 Period"]

Operating revenues for the 2000 Period decreased approximately $125,000 or 34% to $242,000 from $367,000 for the 1999 Period. The revenue decrease for the 2000 period was primarily attributable to the lack of consulting engagements and clinical studies. Interest income for the 2000 Period decreased approximately $33,000 or 52% to $30,000 from $63,000 for the 1999 Period due to the lower average cash balance during the 2000 Period.

Total costs and expenses for the 2000 Period decreased approximately $486,000 or 32% to $1,055,000 from $1,541,000 for the 1999 Period. This decrease includes an approximate $197,000 decrease in legal and professional fees and an approximate $50,000 decrease in travel expenses due primarily to higher costs incurred for unsuccessful merger activities during the 1999 period.
An approximate $66,000 decrease in clinical studies and costs, an approximate $19,000 decrease in office and telephone costs and an approximate $15,000 decrease in outside consulting fees resulting from the reduced level of consulting engagements and clinical studies during the 2000 period. Decreases also included an approximate $16,000 in product development costs, an approximate $14,000 in public company expenses and an approximate $12,000 in employee relocation expenses.

The resulting net loss for the 2000 Period was $783,000 compared to a net loss of $1,111,000 for the 1999 Period.


The three months ended April 2000 [the "2000 Period"] and April 1999 [the "1999 Period"]

Operating revenues for the 2000 Period decreased approximately $22,000 or 24% to $69,000 from $91,000 for the 1999 Period. Interest income for the 2000 Period decreased approximately $10,000 or 67% to $5,000 from $15,000 for the 1999 Period.

Total costs and expenses for the 2000 Period decreased approximately $70,000 or 15% to $406,000 from $476,000 for the 1999 Period. This decrease includes an approximate $19,000 decrease in legal and professional fees, an approximate $22,000 decrease in clinical studies costs, an approximate $20,000 decrease in outside consulting fees and an approximate $9,000 decrease in travel expenses. These decreases were attributable to the reasons provided for the nine months ended.

The resulting net loss for the 2000 Period was $332,000 compared to a net loss of $370,000 for the 1999 Period.

Liquidity and Capital Resources

In April 2000, the Company closed a private placement of 2,000,000 shares of common stock, par value $.001 per share. The Company received net proceeds of approximately $984,000.

Net cash used in operating activities approximated $821,000 for the 2000 Period compared to net cash used in operating activities of approximately $989,000 for the 1999 Period. Net cash used in operating activities for the 2000 period was primarily attributable to the net loss of $783,000. For the 2000 Period, $9,000 was used for investing activities compared to $5,000 for the 1999 Period. Therefore, notwithstanding a $783,000 net loss and a net private placement proceeds of $984,000 for the 2000 period and a $1,111,000 net loss for the 1999 Period, total cash flow for the 2000 period decreased approximately $47,000 as compared to $117,000 increase for the 1999 period.

Although there can be no assurance, the Company believes that the proceeds from the Public Offering and Private Placement together with revenues from operations will be sufficient to satisfy its cash requirements for at least the next ten (10) months. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to implement its expansion plan, requiring it to seek additional financing, which may not be available on terms acceptable to the Company, if at all.

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

     On April 19, 2000, the Company issued 2,000,000 shares of its common stock to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Company sold such shares at $.50 per share resulting in net proceeds of approximately $984,000.

Item 3.	Defaults Upon Senior Securities

     N/A

Item 4.	Submissions of Matters to a Vote of Security Holders

     N/A

Item 5.	Other Information

     N/A

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

        Exhibit 11. Statement re: computation of earnings per share for the nine months ended April 30, 2000.

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



                         FLEMINGTON PHARMACEUTICAL CORPORATION

                         By: /s/  Harry A. Dugger, III
                            -------------------------------------------
                             Harry A. Dugger, III, President
                            (Principal Executive and Financial Officer)


                         By: /s/  Donald J. Deitman
                            ------------------------------------------
                            Donald J. Deitman, Chief Financial Officer

        *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *

                                 EXHIBIT 11

                  FLEMINGTON PHARMACEUTICAL CORPORATION

                       EARNINGS PER SHARE COMPUTATION

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)

                                                  NINE MONTHS ENDED
                                                   APRIL 30, 2000

                                                        BASIC
                                                    ------------
Weighted average shares outstanding                   3,964,891
Dilutive effect of stock performance plans (1)               --
                                                      ---------
     Total                                            3,964,891

Net Loss                                                   (783)
Loss per share                                             (.20)


                                                  NINE MONTHS ENDED
                                                   APRIL 30, 1999

                                                       BASIC
                                                   -------------
Weighted average shares outstanding                  3,877,300
Dilutive effect of stock performance plans (1)              --
                                                     ---------
     Total                                           3,877,300

Net Loss                                                (1,111)
Loss per share                                           ( .29)



(1) No potential shares from stock performance plans have been presented, as their effect would be anti-dilutive


        *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *


                                 EXHIBIT 15

                  FLEMINGTON PHARMACEUTICAL CORPORATION

                       INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of Flemington Pharmaceutical Corporation


We have reviewed the accompanying balance sheet of Flemington Pharmaceutical Corporation as of April 30, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, included on the Company's Form 10-KSB for the year ended July 31, 1999, the Company has had a recent history of recurring losses from operations, giving rise to a stockholders' deficiency and is currently developing pharmaceutical products which will require substantial financing to fund anticipated product development costs. Resulting operating losses and negative cash flows from operations are likely to occur until, if ever, profitability can be achieved through successful marketing of newly developed products. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements included in the Company's Form 10-KSB for the year ended July 31, 1999. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           WISS & COMPANY, LLP

Livingston, New Jersey
May 31, 2000