Form 10-K
period 2000-07-31
FLEMINGTON PHARMACEUTICAL CORP
filed 2000-11-13
CIK 1043873

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended JULY 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ____________ to ____________


                          Commission file No. 000-23399

                      FLEMINGTON PHARMACEUTICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-2407152
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

31 State Highway 12 Flemington, New Jersey                  08822
------------------------------------------                ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

         State the issuer's revenues for its most recent fiscal year: $326,000.

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at October 27, 2000 was approximately $6,420,837 based upon the closing sale price of $1.50 for the Registrant's Common Stock, $.001 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on October 27, 2000.

         As of October 27, 2000 the Registrant had 5,881,237 shares of Common Stock, $.001 par value, outstanding.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JULY 31, 2000

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

         In light of the material expense and delays associated with independently developing and obtaining approval of pharmaceutical products, the Company will continue to seek to develop such products through collaborative arrangements with major pharmaceutical companies, which will fund that development. The Company is presently a party to one such development agreement with a pharmaceutical company. Due to the Company's small revenue base, low level of working capital and inability to increase the number of development agreements with pharmaceutical companies, the Company has been unable to aggressively pursue its product development strategy. The Company will require significant additional financing and/or a strategic alliance with a well-funded development partner to undertake its business plan. See "Management Discussion and Analysis."

         Since its inception in 1982, the Company has been a consultant to the pharmaceutical industry, focusing on product development activities of various European pharmaceutical companies, and since 1992 has used its consulting revenues to fund its own product development activities. The Company's recent focus on developing its own products evolved naturally out of its consulting experience for other pharmaceutical companies. Substantially all of the Company's revenues have been derived from its consulting activities. In 1998, the Company changed the name under which it performs its consulting activities from Pharmaconsult to FPC Consulting. The Company's principal business address is 31 State Highway 12, Flemington, New Jersey, 08822, and its telephone number is (908) 782-3431.

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

RECENT DEVELOPMENTS


PRIVATE PLACEMENT.

         In April 2000, the company successfully closed a placement of 2,000,000 shares of its common stock, par value $.001 per share, at a per share price of $.50. The Company received net proceeds of approximately $984,000.

FILING OF TWO ESTRADIOL INDS AND INITIATION OF PHASE II STUDIES

         In mid-1999, as part of its joint development agreement with Nace Resources, (see Development Agreements, below), the Company completed its open label clinical pilot study of its Estradiol lingual spray product. In the opinion of the Company, the results of the study were favorable. The Company believes that the product would be appropriate for premenstrual migraine, for treatment of hot flashes in post- and perimenopausal women and as a long-term, low-dose, low side-effect treatment of post-menopausal symptoms. . A Pre-IND meeting with FDA was held in the third quarter of 2000 and, based on the results of that meeting, a plan for further development was prepared. Two INDs were subsequently filed -- one for vasomotor symptoms and a second for treatment of menstrual migraines. Both INDs were approved in 2000. Under the vasomotor IND a pilot study was started to see if rapid relief of hot flushes could be obtained with the lingual spray. The study results are expected in the fourth quarter 2000. A pilot study under the second IND is planned to start in the forth quarter 2000 and to complete in the first quarter of 2001. The Company is presently engaged in discussions with potential partners which would fund the further development of the product and the necessary regulatory filings.

PROGESTERONE LINGUAL SPRAY

         This product is being developed as part of the agreement with CLL and is intended to treat the symptoms of progesterone deficiency. The formulation work was completed, which was carried out by the Company and CLL, and stability and clinical supplies were manufactured in fourth quarter 1999. The pilot clinical study was carried out in early 2000. The results of this pilot clinical study supported the concept of fast and efficient relief of the symptoms associated with progesterone deficiency. A Pre-IND meeting with FDA was held in the third quarter of 2000 and based on the results of that meeting a plan for further development was prepared. CLL and the Company are seeking development partners to finance the further work associate with filing an NDA and bringing this product to market.

DOXYLAMINE SUCCINATE LINGUAL SPRAY

         The Company has developed a formulation and performed stability studies for doxylamine succinate as a sleep-inducing agent. The Company is conducting a pilot clinical study. If the results of the study support the use of the product as a fast-onset OTC sleep inducer, a IND will be filed, and several pharmaceutical companies will be approached to assist in further development. The earliest time that the Company could reasonably expect to have a commercially salable product in this category is early 2002

LORATADINE LINGUAL SPRAY

         A loratadine lingual spray formulation has been developed and successfully undergone stability testing. A Pre-IND meeting with FDA was held in the third quarter of 2000 and based on the results of that meeting a plan for further development was prepared. An IND is planned for the fourth quarter of 2000 with pharmacokinetic studies to start in the first quarter of 2001.

CLEMASTINE LINGUAL SPRAY

         The formulation of clemastine lingual spray that was terminated by Novartis in 1998 was revised and a Pre-IND meeting with FDA was held in the third quarter of 2000. Based on the results of that meeting a plan for further development was prepared and an IND was filed. A pilot nasal challenge efficacy study was initiated in the second quarter of 2000 and will be completed in the fourth quarter of 2000. This study tests the relative response of subjects challenged with allergy producing substances to an OTC tablet (1.34 mg) and a lingual spray dose of 0.68 mg. The antihistamine was administered 15 minutes prior to the challenge.

INSULIN LINGUAL SPRAY

         Subsequent to an agreement with PolyMASC, a subsidiary of Valintis (see Agreements below), formulation development was started in the third quarter of 2000 to formulate their proprietary modified insulin molecule into the Company's lingual spray. The modified insulin has a polyethylene glycol molecule attached in a way that the insulin activity is maintained but the product should be more slowly degraded by enzymes in the blood.

REPLACEMENT LINGUAL SPRAY

         Subsequent to an agreement with Innovex, a partner of Novartis (see Agreements below), formulation development was started in the third quarter of 2000 to formulate a replacement lingual spray for one of their products. Formulation work has been completed and the samples for the planned pharmacokinetic study are undergoing stability testing.

LOAN TO CHIEF EXECUTIVE OFFICER

         In April 1998, the Company made a $60,000 loan to its president and CEO in exchange for a 7% demand promissory note (the "Executive Note"). Accrued interest (which totaled $4,200 for fiscal 2000) is to be paid quarterly. As of September 1, 2000, all interest payments on the Executive Note were current.

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

         In February 1998, the Company entered into two joint development agreements with CLL Pharmaceuticals, of Nice, France ("CLL") and Nace Resources, Inc. (now Nace Pharma) of Highland Park, Illinois ("Nace") for the development of various products using the Company's delivery technologies. Under the terms of such agreements, the Company, CLL and Nace, respectively, will conduct a series of pilot studies (at the parties' joint expense) to validate the efficacy of the various products being tested. If the Company and its partners are satisfied with the results of a particular pilot study, the parties will seek a license to fund further trials to support applications with the FDA and foreign regulatory agencies. Under such agreements, the Company will conduct the clinical trials and file all approval applications, and the Company and its partners will share equally in the expenses and profits (if any) arising from such arrangements. The first products identified for development studies are progesterone and estradiol for CLL and Nace, respectively. During 1999 the estradiol clinical study was completed to the satisfaction of the Company and Nace. During 2000, laboratory development of the clinical supplies for the progesterone product and the pilot clinical study were completed with results satisfactory to the Company and CLL.

         In February 2000, the Company entered into a joint development agreements with PolyMASC, a subsidiary of Valentis, to formulate their proprietary modified insulin molecule into the Company's lingual spray. The modified insulin has a polyethyleneglycol molecule attached in a way that the insulin activity is maintained but enzymes in the blood more slowly degrade the product. Formulation development was started in the third quarter of 2000.

         In 2000, the company entered into a joint development agreement with Innovex who is marketing certain of the Novartis products to develop a lingual spray formulation of one of those products. Formulation work has been completed and the samples for the initial pilot pharmacokinetic study are presently undergoing stability testing,

2000 ANNUAL MEETING OF STOCKHOLDERS

         The Company will hold the 2000 Annual Meeting of Stockholders ("Annual Meeting") on Thursday January 4, 2001 for the following purposes: (i) to elect four (4) Directors to the Board of Directors to serve until the 2001 Annual Meeting of Shareholders or until their successors have been duly elected or appointed and qualified; (ii) to ratify the appointment of Wiss & Company, LLP as the Company's independent certified public accountants for the fiscal year ending July 31, 2000; and (iii) to consider and take action upon such other business as may properly come before the Annual Meeting. The Board of Directors fixed the close of business on November 16, 2000, as the record date for determining the shareholders entitled to notice of, and to vote at, the Annual Meeting.

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

PATENTED AND PATENT PENDING DELIVERY SYSTEMS

         The Company has patent applications pending for two oral dosage delivery systems, the Lingual (Oral) Spray and the Soft Gelatin Bite Capsule, for which FDA approval is not a prerequisite for patent approval. The expected year of marketability will vary depending upon the specific drug product with which the delivery system will be utilized. Each individual use of the delivery system will require registration and/or approval with the FDA prior to marketability, and the amount of regulatory oversight required by the FDA will also depend on the specific type of drug product for which the delivery system is implemented. The following are descriptions of the two oral dosage delivery systems for which patent applications are either granted or pending:

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

         The Company's initial proposed products fall into the following therapeutic classes:

o    ESTRADIOL LINGUAL SPRAY

         Several new "non-estrogen" products have recently been introduced to treat osteoporosis without the associated side effects of estrogens. Due to the non-estrogen nature of these products, the Company believes that patients often experience "hot-flashes" and find it difficult to maintain the required dosage regimen. The lingual spray is intended to relieve the "hot-flashes" within minutes, which, the Company believes, will allow such patients to maintain the required dosage regimen more easily. The Company has completed preformulation development of this product, and has manufactured and packaged supplies for stability and clinical studies. The pilot clinical study was completed in mid-1999 and the Company considers the results of that study to be favorable. A Pre-IND meeting with FDA was held in the third quarter of 2000 and based on the results of that meeting a plan for further development was prepared. Two INDs were subsequently filed -- one for vasomotor symptoms and a second for treatment of menstrual migraines. Both INDs were approved in 2000. Under the vasomotor IND a pilot study was started to see if rapid relief of hot flushes could be obtained with the lingual spray. The study results are expected in the fourth quarter 2000. A pilot study under the second IND is planned to start in the forth quarter 2000 and to complete in the first quarter of 2001.

o    PROGESTERONE LINGUAL SPRAY

         This product is being developed as part of the agreement with CLL and is intended to treat the symptoms of progesterone deficiency. The formulation work was completed, which was carried out by the Company and CLL, and stability and clinical supplies were manufactured in second quarter 1999. The pilot clinical study was carried out in early 2000. The results of this pilot clinical study supported the concept of fast relief of the symptoms associated with progesterone deficiency. A Pre-IND meeting with FDA was held in the third quarter of 2000 and based on the results of that meeting a plan for further development was prepared. CLL and the Company are seeking development partners to finance the further work associated with filing an NDA and bringing this product to market.

o    (DOXYLAMINE SUCCINATE LINGUAL SPRAY

         The Company has developed a formulation and performed stability studies for doxylamine succinate as a sleep-inducing agent. The Company is conducting a pilot clinical study. If the results of that study support the use of the product as a fast-onset OTC sleep inducer a IND will be filed, and several pharmaceutical companies will be approached to assist in the further development. The earliest time that the Company could reasonably expect to have a commercially salable product in this category is early 2002.

o    CARDIOVASCULAR (NITROGLYCERIN)

         The Company's Nitroglycerin product has been formulated and stability testing has been completed. A United States patent was issued in 1999. This product is subject to a license agreement with Altana. See " -- Recent Developments." A pre-IND meeting has been held with the FDA and a program for clinical trials has been tentatively agreed upon with the FDA. The company is presently manufacturing clinical samples to be used in the two studies required. After stability studies an IND is planned for the first quarter of 2001 and an NDA by the end of 2001.

o    Loratadine Lingual Spray

         A loratadine lingual spray formulation has been developed and successfully undergone stability testing. A Pre-IND meeting with FDA was held in the third quarter of 2000 and based on the results of that meeting a plan for further development was prepared. An IND is planned of the fourth quarter of 2000 with pharmacokinetic studies to start in the first quarter of 2001.

o    Clemastine Lingual Spray

         The formulation of clemastine lingual spray that was terminated by Novartis in 1998 was revised and a Pre-IND meeting with FDA was held in the third quarter of 2000. Based on the results of that meeting a plan for further development was prepared and an IND was filed. A pilot nasal challenge efficacy study was initiated in the second quarter of 2000 and will be completed in the fourth quarter of 2000. This study tested the relative response of subjects challenged with allergy producing substances to an OTC tablet (1.34 mg) and a lingual spray dose of 0.68 mg. The antihistamine was administered 15 minutes prior to the challenge.

o    Insulin Lingual Spray

         Subsequent to an agreement with PolyMASC, a subsidiary of Valintis, formulation development was started in the third quarter of 2000 to formulate their proprietary modified insulin molecule into the Companies lingual spray. The modified insulin has a polyethylene glycol molecule attached in a way that the insulin activity is maintained but the product is more slowly degraded by enzymes in the blood.


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

RESEARCH AND DEVELOPMENT

         During fiscal 2000, 1999 and 1998, respectively, the Company spent $400,000, $268,000, and $290,000 on product research and development. Such figures include salary and associated payroll expenses. In future periods, assuming the Company raises additional funds and/or consummates a strategic alliance or combination with a well-funded business partner, the Company intends to continue to spend significant and greatly increasing amounts, to develop its products.

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

PATENTS AND PROTECTION OF PROPRIETARY INFORMATION

         The Company has applied for United States and foreign patent protection for the delivery systems which are the primary focus of its development activities as well as the delayed contact allergy topical formulations. Three United States patents have been issued and other applications are pending. There can be no assurance, however, that any additional patent applications will be granted, or, if granted, will provide any adequate protection to the Company. The Company also intends to rely on whatever protection the law affords to trade secrets, including unpatented know-how. Other companies, however, may independently develop equivalent or superior technologies or processes and may obtain patent or similar rights with respect thereto.

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

         BUCCAL POLAR SPRAY OR CAPSULE. On November 25, 1998, the Company filed an application in the PTO directed to the buccal polar spray or capsule. The PTO has allowed the claims directed to sprays, but rejected the claims directed to the capsules. The Company dropped the capsule claims from this application, to pursue allowance and issuance of a patent directed to the spray claims and subsequently the PTO issued a patent to the Company on the spray claims. The Company is considering either abandoning or re-filing the claims directed to the capsule in a continuing application. In October 1998, the Company filed a patent application in Canada for the buccal nonpolar spray claims.

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

         BUCCAL/POLAR/NONPOLAR SPRAYS OR CAPSULE (DIFFERENT MEDICAMENTS AS ABOVE). An application was filed with the PCT on October 1, 1997 designating a large number of possible countries including the United States. This application differs from the first two applications above in that it utilizes different ingredients. The search phase has been initiated and a partial search report has been received. The situation with respect to this subject matter is the same as that of the counterpart PCT application directed to buccal nonpolar spray or capsule discussed above. The Company has made individual filings for patent protection in USA, Japan, Canada, and Europe.

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

CUSTOMER DEPENDENCE

         Since inception, substantially all of the Company's revenues have been derived from consulting activities primarily in connection with product development for various pharmaceutical companies. Among other things, the Company works with its European clients to obtain regulatory approvals for new drug formulations in the United States. For the year ended July 31, 2000, consulting activities relating to the Company's three (3) largest clients accounted for approximately 27%, 18% and 9% respectively, of the Company's revenue. For the year ended July 31, 1999, consulting activities relating to the Company's three largest clients accounted for approximately19%, 14% and 10% respectively, of the Company's revenue. For the year ended July 31, 1998 consulting activities relating to the Company's two largest clients accounted for approximately 25%, 21% and 21% respectively, of the Company's revenue.

EMPLOYEES

         The Company currently has eight (8) full-time employees, five (5) of whom are executive officers of the Company, and one (1) of whom is engaged in administrative functions. The success of the Company will be dependent in part, upon its ability to hire and retain additional qualified sales and distribution personnel, however, there can be no assurance that the Company will be able to hire or retain such necessary personnel.

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

         ACCUMULATED DEFICIT AND OPERATING LOSSES; ANTICIPATED CONTINUING LOSSES; LIMITED WORKING CAPITAL. The Company had an accumulated deficit at July 31, 2000 of approximately $4,414,000. The Company incurred operating losses in five of the last six fiscal, years ended July 31 including a net loss of approximately $1,179,000 for the year ended July 31, 2000. Because the Company increased its product development activities, the Company anticipates that it will incur substantial operating expenses in connection with continued development, testing and approval of its proposed products, and expects these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that the Company is able to achieve adequate product sales levels.

         DEPENDENCE ON PRINCIPAL CLIENTS. To date, substantially all of the Company's revenues have been derived from consulting services rendered to a limited number of clients, the loss of certain of which would have an adverse effect on the Company. For the year ended July 31, 2000, consulting activities relating to the Company's two (2) largest clients, with which the Company has written agreements, accounted for approximately 27%, and 18% respectively, of the Company's revenues. There can be no assurance that the Company's clients will continue to seek consulting services from the Company or that the Company will continue to provide consulting services to the industry. See "-- - Customer Dependence."

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

         SIGNIFICANT CAPITAL REQUIREMENTS FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION. The Company has a significant capital requirement necessary to fund planned expenditures in connection with the research, development, testing and approval of its proposed products. The Company anticipates, based on its current proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with, new product development), that the proceeds of the November 1997 public offering ("Public Offering"), its 2000 Private Placement and projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements for approximately 2 months from the date hereof. Due to the Company's small revenue base, low level of working capital and inability to increase the number of development agreements with pharmaceutical companies, the Company has been unable to pursue its product development strategy. The Company will require significant additional financing and/or a strategic alliance with a well-funded development partner to undertake its business plan. The Company has no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to the Company on acceptable terms, if at all. Pursuant to the Underwriting Agreement, until November 2000 (thirty-six months from the closing of the Public Offering), the Company may not offer, sell, issue or transfer its capital stock without the prior written consent of the Representative. There exist certain exceptions to this prohibition. The Company reserves the right to challenge certain contractual obligations with the Representative due to the Representative's current status. In view of the Company's very limited resources, its anticipated expenses and the competitive environment in which the Company operates, any inability to obtain additional financing could severely limit the Company's ability to complete development and commercialization of its proposed products. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         NO COMMERCIALLY AVAILABLE PRODUCTS. The Company's principal efforts are the development of, and obtaining regulatory approvals for, its proposed products. The Company anticipates that marketing activities for its proprietary products, whether by the Company or one or more licensees will not begin until 2002 at the earliest. Accordingly, it is not anticipated that the Company will generate any revenues from royalties or sales of proprietary products until regulatory approvals are obtained and marketing activities begin. There can be no assurance that any of the Company's proposed proprietary products will prove to be commercially viable, or if viable, that they will reach the marketplace on the timetables desired by the Company. The failure or the delay of these products to achieve commercial viability would have a material adverse effect on the Company. See "- - Proposed Products" and " - Government Regulation."

         PRODUCT DEVELOPMENT AND ACCEPTANCE RISKS. The development of the Company's proposed products has not been completed and the Company will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such products must be obtained before the proposed products will become available for commercial sale. The Company does not anticipate generating material revenue from product sales until perhaps 2002 or thereafter. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems, and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. There can be no assurance that any of the Company's proposed products will be successfully developed, be developed on a timely basis or be commercially accepted once developed. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake to complete development of any product, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company. See "- - Proposed Products."

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

         FOREIGN MANUFACTURING AND RELATED RISKS. The Company anticipates that its initially proposed products will be manufactured by manufacturers at facilities in the United States, Germany, France and Switzerland. The Company intends to where necessary to import completed manufactured products into the United States. In addition, the raw materials necessary for the manufacture of the Company's products will, in all likelihood, be purchased by the Company from suppliers in the United States or Europe and delivered to its manufacturers' facilities by such suppliers. Accordingly, the Company and its manufacturers may be subject to various import duties applicable to both finished products and raw materials and may be affected by various other import and export restrictions as well as other developments impacting upon international trade. These international trade factors will, under certain circumstances, have an impact both on the manufacturing cost (which will, in turn, have an impact on the cost to the Company of the manufactured product) and the wholesale and retail prices of the products to be manufactured abroad. To the extent that transactions relating to the foreign manufacture of the Company's proposed products and purchase of raw materials involve currencies other than United States dollars, the operating results of the Company will be affected by fluctuations in foreign currency exchange rates. See "- - Manufacturing."

         SUPPLIER DEPENDENCE. The Company believes that the active ingredients used in the manufacture of its proposed pharmaceutical products are presently available from numerous suppliers located in the United States, Europe India and Japan. The Company believes that certain raw materials, including inactive ingredients, are available from a limited number of suppliers and that certain packaging materials intended for use in connection with its spray products currently are available only from sole source suppliers. Although the Company does not believe it will encounter difficulties in obtaining the inactive ingredients or packaging materials necessary for the manufacture of its products, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such materials. The Company has written supply agreements with Dynamit Nobel for certain raw materials and with Accra Pac, Inc. (AGP) located in Elkhart, Indiana for packaging the nitroglycerin lingual spray product. With respect to other suppliers, the Company operates primarily on a purchase order basis beyond which there is no contract memorializing the Company's purchasing arrangements. The failure to enter into agreements or otherwise arrange for adequate or timely supplies of principal raw materials and the possible inability to secure alternative sources of raw material supplies could have a material adverse effect on the Company's ability to arrange for the manufacture of formulated products. In addition, development and regulatory approval of the Company's products are dependent upon the Company's ability to procure active ingredients and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier would be required if active ingredients or such packaging materials were no longer available from the originally specified supplier, which could result in manufacturing delays. See "- - Raw Materials and Suppliers."

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

         PATENTS AND PROTECTION OF PROPRIETARY INFORMATION. The Company holds a United States patent covering its formulation for Nifedipine gelatin capsules, which the Company believes is not material to its operations. The Company has received three United States patents for its proposed lingual sprays and soft gelatin drug delivery processes and is pursuing foreign patent protection for such products. To the extent possible, the Company intends to seek formulation patent protection or other proprietary rights for those products utilizing the Company's oral dosage formulations. There can be no assurance, however, that patents relating to such formulated products or processes will in fact be granted or, if granted, will provide any proprietary rights adequately protecting the Company. Other companies may independently develop equivalent or superior technologies or processes and may obtain patent or similar rights with respect thereto. Although the Company believes that its technology has been independently developed and does not infringe on the patents of others, there can be no assurance that the technology does not and will not infringe on the patents of others. If a process covered by a United States patent is utilized in the manufacture of a product in a foreign country, the further manufacture, use or sale of such products in the United States may constitute an infringement of the United States patent. In the event of infringement, the Company or its European manufacturers could, under certain circumstances, be required to modify the infringing process or obtain a license. There can be no assurance that the Company or the European manufacturers will be able to do so in a timely manner or upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If any of the products developed by the Company infringes upon the patent or proprietary rights of others, the Company could, under certain circumstances, be enjoined or become liable for damages, which would have a material adverse effect on the Company. See "- - Patents and Protection of Proprietary Information."

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

         CONTROL BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS. Management and affiliates of the Company currently beneficially own (including shares they have the right to acquire) approximately 44.79% of the outstanding Common Stock. These persons are and will continue to be able to exercise control over the election of the Company's directors and the appointment of officers, increase the authorized capital, dissolve, merge or engage the Company in other fundamental corporate transactions.

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

         OUTSTANDING OPTIONS AND WARRANTS. The Company has reserved up to 3,268,000 shares of its Common Stock for issuance upon exercise of stock options and warrants. Of the reserved shares, a total of 1,500,000 shares have been reserved and evenly divided among each of the Company's 1992, 1997 and 1998 Stock Option Plans, of which options to purchase an aggregate of 500,000, 500,000 and 500,000 shares have been issued under the respective Plans. Another 800,000 shares are reserved for issuance and available for the options granted pursuant to the terms of the employment agreements of Mr. Moroney, and Drs. Dugger, Cox and Cleaver. Further, shares of Common Stock are reserved for issuance to cover warrants to purchase an aggregate of 100,000 shares of Common Stock issued to Creative Technologies, Inc. in December 1996. In connection with the Public Offering, the Company issued 680,000 Class A common stock purchase warrants (the "Class A Warrants"). Also in connection with the Public Offering, the Company issued to the Underwriters an option to purchase 68,000 Units exercisable at $9.74 (165% of the respective public offering price of the Units) which expire in November, 2001 (the "Underwriters' Options"). In early 2000, the Company, in connection with the renewal of its financial consulting services contract with Saggi Capital granted it Warrants to purchase up to 200,000 shares of the Company's common stock at an exercise price of $1.00 per share.

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

         POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS. The Warrants issued in connection with the Company's Public Offering may be redeemed by the Company commencing May 1999 (eighteen months from the date of the Public Offering), or earlier with the consent of the Representative, at a redemption price of $.10 per Warrant upon not less then thirty days prior written notice provided the last sale price of the Common Stock on the NASD OTC Bulletin Board, Nasdaq (or another national securities exchange) for twenty consecutive trading days ending within three days of the notice of redemption, equals or exceeds 200% of the current Warrant exercise price, subject to adjustment. Redemption of the Warrants could force the holders thereof to exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price, which is likely to be substantially less than the market value of the Warrants at the time of redemption.

         POSSIBLE RESALES UNDER RULE 144. Of the 5,881,237 shares of Common Stock held by the Company's present stockholders, 5,197,300 shares of Common Stock have not been registered under the Securities Act of 1933, as amended (the "Act"). Under certain circumstances, the unregistered shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Act, subject to certain limitations.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Of the unregistered shares, 3,197,003 shares have been held by present stockholders for more than two years.

         The Company has reserved up to 3,268,000 shares of its Common Stock for issuance upon exercise of various stock options and warrants, of which 1,600,000 shares were registered under a Registration Statement on Form S-8 under the Act. Although certain of the Company's principal stockholders, as well as all of its officers and directors have executed lock-up agreements in which they agreed not to publicly offer, sell or otherwise dispose of directly or indirectly, any of the Company's securities owned by them, until November 2000 without the prior written consent of the Representative, any substantial sale of Common Stock pursuant to Rule 144 may have an adverse effect on the market price of the Shares or the component securities. Notwithstanding the foregoing, the Company reserves the right to contest the validity of any release of a lock-up agreement by the Representative.


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


ITEM 2.  PROPERTIES

         The Company's executive offices are located at 31 State Highway 12, Flemington, New Jersey. The facility, constituting approximately 4,500 square feet is occupied under a five-year lease. Should this tenancy be terminated for any reason, there is ample comparable space available in the area for the Company to occupy. Since the manufacture of the Company's products are conducted by outside vendors, the Company does not own or lease any production or manufacturing facilities. The Company believes the current Flemington facilities will adequately serve its needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

SHAREHOLDER LAWSUIT

         On December 23, 1998, one of the Company's shareholders filed a lawsuit commenced in Federal District Court, District of New Jersey, styled as a class action on behalf of all purchasers of the Company's securities from November 19, 1997 (the date of the Company's initial public offering) to December 29, 1997, against the Company and its officers alleging violations of the federal securities laws arising out of alleged omissions in the Company's initial public offering Prospectus.

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

         Discovery, as to the remaining issues in the lawsuit, was completed during the summer of 2000. On November 9, 2000, the Court denied plaintiff's Motion to be certified as a representative of the alleged class. A Motion for Summary Judgment by the Company against the plaintiff as the remaining claims in the litigation is presently in the briefing phase and should be submitted to the Court before the end of 2000.

         In connection with this lawsuit, the Company has incurred professional fees of approximately $218,000 through July31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, though the solicitation of proxies or otherwise.

ITEM 4A. NON-DIRECTOR EXECUTIVE OFFICERS

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

                                                                  Bid Prices
                                                                --------------
                                                                High       Low
                                                                ----       ---
    FISCAL 1999

    First Quarter (August 1, 199 through October 31, 1998)      3.375      1.375

    Second Quarter (November 1, 1998 through January 31, 1999)  2.125      1.125

    Third Quarter (February 1, 1999 through April 30, 1999)     2.125      1.125

    Fourth Quarter (May 1, 1999 through July 31, 1999)          1.438      1.063

    FISCAL  1999

    First Quarter (August 1, 1999 through October 25, 1999)     1.687      0.875

    Second Quarter (November 1, 1999 through January 31, 2000)  2.25        .875

    Third Quarter (February 1, 2000 through April 30, 2000)     3.375      1.00

    Fourth Quarter (May 1, 2000 through July 31, 2000)          1.406       .750

The closing bid price of the Company's Common Stock as reported by the OTCBB was $1.50 on October 27, 2000.

                  (b) HOLDERS. As of October 27, 2000 there were approximately 84 record holders of the Company's Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operations, giving rise to an accumulated deficit at July 31, 2000 of approximately $4,414,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during the two years ended July 31, 2000 and may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses during the fiscal years ended July 31, 2000 (fiscal 2000) and 1999 (fiscal 1999) and had an accumulated deficit at July 31, 2000 of approximately $4,414,000.

         The Company's continued existence is dependent upon its ability to achieve profitable operations or obtain additional financing. The Company is currently seeking collaborative arrangements with pharmaceutical companies for joint development of delivery systems and the successful marketing of these delivery systems. In order to pursue this strategy, the Company will be required to obtain financing and/or consummate a strategic alliance with a well-funded business partner in the near future. In view of the Company's very limited resources, its anticipated expenses and the competitive environment in which the Company operates, there can be no assurance that the Company's operations will be sustained for the duration of its next fiscal year.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         Revenues, including interest income, for fiscal 2000 decreased approximately $251,000 or 44% to $326,000 from $577,000 for the fiscal year ended July 31, 1999 ("fiscal 1999"). The revenue decrease in fiscal 2000 was primarily attributable to the Company's increased product development activities of its proposed products and decreased consulting activities for clients' products.

         Total costs and expenses for fiscal 2000 decreased approximately $439,000 or 23% to approximately $1,505,000 from approximately $1,944,000 for fiscal 1999. This decrease includes an approximate $246,000 decrease in legal & professional fees; an approximate $45,000 decrease in travel expenses; an approximate $18,000 decrease in office expenses; an approximate $16,000 decrease in public company expenses; an approximate $12,000 decrease in telephone expenses and an approximate $11,000 decrease in clinical study costs. Product development costs increased an approximate $27,000

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

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

LIQUIDITY AND CAPITAL RESOURCES

         From its inception, the Company's principal sources of capital have been provided by consulting revenues, private placements and a public offering of its securities, as well as loans and capital contributions from the Company's principal stockholders. At July 31, 2000 the Company had working capital of approximately $747,000 as compared to working capital of $918,000 at July 31, 1999 representing a net decrease in working capital of approximately $171,000. In April 2000, the Company successfully closed an offering of its securities ("Private Placement"). The Private Placement provided for the sale of 2,000,000 shares of common stock, par value $.001 per share. The Company received proceeds, net of offering costs, of approximately $984,000.

         Net cash used in operating activities was approximately $1,139,000 for fiscal 2000 compared to net cash used in operating activities of approximately $1,271,000 for fiscal 1999. Net cash used in operating activities for fiscal 2000 was primarily attributable to the net loss of $1,179,000. For fiscal 2000, $9,000 was used for investing activities. Therefore, notwithstanding a $1,179,000 net loss and $1,367,000 net loss for fiscal 2000 and 1999, respectively, total cash flow for fiscal 2000 increased approximately $1,015,000 as compared to a $90,000 increase for fiscal 1999.

         The Company believes that its current cash levels together with revenues from operations, will be sufficient to satisfy its cash requirements for the next two (2) months and has substantial doubt about its ability to continue operations beyond such period without obtaining additional financing and/or consummating a strategic alliance with a well-funded business partner. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to continue operations or to successfully obtain additional financing, which may not be available on terms acceptable to the Company, if at all.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The name and age of each of the four (4) nominees, his position with the Company, his principal occupation, and the period during which such person has served as a Director are set out below.

----------------------------------------------------------------------------------------------------------
Name of Nominee                Age    Position with the Company     Principal Occupation    Director Since
----------------------------------------------------------------------------------------------------------
Harry A. Dugger, III, Ph.D.    64     President and Chief           President and Chief          1991
                                      Executive Officer             Executive Officer
                                                                    of the Company
----------------------------------------------------------------------------------------------------------
John J. Moroney                46     Chairman                      President, Landmark          1991
                                                                    Financial Corp.
----------------------------------------------------------------------------------------------------------
Robert F. Schaul, Esq.         61     Secretary and Director        Attorney                     1991
----------------------------------------------------------------------------------------------------------
Jack J. Kornreich              61     Director                      Retired                      1996
----------------------------------------------------------------------------------------------------------

HARRY A. DUGGER, III, PH.D., President and Director. Dr. Dugger is a founder of the Company and has been President and a director of the Company since its inception in May 1982. Prior to founding the Company, from June 1980 to November 1982, Dr. Dugger was employed as Vice President of Research and Development by Bauers-Kray Associates, a company engaged in the development of pharmaceutical products. From 1964 to 1980, Dr. Dugger was Associate Section Head for Research and Development at Sandoz Pharmaceuticals Corporation. Dr. Dugger received an MS in Chemistry from the University of Michigan in 1960 and received a Ph.D. in Chemistry from the University of Michigan in 1962.

JOHN J. MORONEY, Chairman of the Board. Mr. Moroney has been Chairman of the Company since May 1992. From May 1992 to November 1994, Mr. Moroney was also the Company's Chief Executive Officer. Mr. Moroney currently is President of Landmark Financial Corp., Harrington Park, New Jersey, a private financial consulting company. From 1985 to 1992, Mr. Moroney was a Managing Director of Corporate Finance for the investment banking firm of Ladenburg, Thalmann & Co., Inc., specializing in the pharmaceutical and health care industries. Mr. Moroney received a BS in 1975 and an MBA in 1997, both from Fordham University.

ROBERT F. SCHAUL, ESQ., Secretary and Director. Mr. Schaul has been a Director of the Company since November 1991 and was Vice President, Secretary and General Counsel of the Company from November 1991 to February 1995. He has advised the Company since its formation. From 1995 to 1998, Mr. Schaul was Vice President and General Counsel of Landmark Financial Corp. From 1989 to 1991, Mr. Schaul was a partner with the law firm of Glynn, Byrnes and Schaul, and for twenty years prior thereto was an attorney and partner with the law firm Kerby, Cooper, English, Schaul & Garvin, specializing in business law and business related litigation. Mr. Schaul received a BA from New York University in 1961 and a JD from Harvard University in 1964.

JACK J. KORNREICH, Director. Mr. Kornreich has been a director of the Company since 1996. He presently acts as an independent consultant. From 1989 to 1993, Mr. Kornreich was Executive Vice President and General Counsel of Bolar (formerly Circa Pharmaceuticals Corp. and now known as Watson Pharmaceutical Corp.). From 1984 to 1989, Mr. Kornreich practiced law as a partner in the firm of Baum & Kornreich (from 1980 to 1984 the firm was named Baum, Skigen & Kornreich). From 1975 to 1984, Mr. Kornreich was in private practice. Mr. Kornreich received a JD from Brooklyn Law School in 1963 and an LLM in Corporate Law from New York University in 1975.

Board members are elected annually by the shareholders and the officers are appointed annually by the Board of Directors.


ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

         The following table sets forth a summary for the fiscal years ended July 31, 2000, 1999 and 1998, respectively, of the cash and non-cash compensation awarded, paid or accrued by the Company to the Company's Chief Executive Officer ("CEO") and its four most highly compensated officers other than the CEO, who served in such capacities at the end of fiscal 1999 (collectively, the "Named Executive Officers"). No other executive officer of the Company earned in excess of $100,000 in total annual salary and bonus for, 1998, 1999 and 2000 in all capacities in which such person served the Company. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during fiscal 1998, 1999 and 2000 to the Named Executive Officers, except as set forth below:


                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                               Annual Compensation             Long-term Compensation
                                           ---------------------------   --------------------------------
                                                                                 Awards           Payouts
                                                                         ----------------------   -------
                                                               Other                 Securities
                                                               Annual    Restricted  Underlying
                                                               Compen-     Stock      Options/     LTIP      All Other
        Name and                Fiscal      Salary     Bonus   sation     Awards      SAR (1)     Payouts   Compensation
   Principal Position            Year         ($)       ($)      ($)        ($)         (#)         ($)          ($)
------------------------------------------------------------------------------------------------------------------------
Harry A. Dugger, III, Ph.D.      2000       226,000      0        0          0         95,000        0            0
President and CEO
                               -----------------------------------------------------------------------------------------
                                 1999       210,000      0        0          0              0        0            0
                               -----------------------------------------------------------------------------------------
                                 1998       183,333      0        0          0         50,000        0            0
------------------------------------------------------------------------------------------------------------------------
John J. Moroney                  2000       169,000                                    95,000
Chairman
                               -----------------------------------------------------------------------------------------
                                 1999       157,500      0        0          0              0        0            0
                               -----------------------------------------------------------------------------------------
                                 1998       100,000      0        0          0         50,000        0            0
------------------------------------------------------------------------------------------------------------------------
Donald Deitman (2)               2000        68,000
Chief Financial Officer
                               -----------------------------------------------------------------------------------------
                                 1999        67,500      0        0          0              0        0            0
                               -----------------------------------------------------------------------------------------
                                 1998        30,000      0        0          0              0        0            0
------------------------------------------------------------------------------------------------------------------------
Donald P. Cox, Ph.D. (2)         2000       137,000
Vice President,
Product Development
                               -----------------------------------------------------------------------------------------
                                 1999       128,900      0        0          0              0        0            0
                               -----------------------------------------------------------------------------------------
                                 1998        31,000      0        0          0        200,000        0            0
------------------------------------------------------------------------------------------------------------------------
Kenneth E. Cleaver, Ph.D. (2)    2000       110,000
Vice President, Regulatory
Affairs
                               -----------------------------------------------------------------------------------------
                                 1999       101,900      0        0          0              0        0            0
                               -----------------------------------------------------------------------------------------
                                 1998        25,000      0        0          0        100,000        0            0
------------------------------------------------------------------------------------------------------------------------

   (1)  No Stock Appreciation Rights have been issued.
   (2)  Messrs. Cox, Cleaver and Deitman were not employed prior to fiscal 1998.


                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

         The following table sets forth information with respect to individual grants of stock options to the Named Executive Officers during fiscal 2000

---------------------------------------------------------------------------------------------------------
                                 Number of      Percent of Total
                                 Securities    Options Granted to
                                 Underlying       Employees in       Exercise or Base
   Name of Officer             Options Granted    Fiscal Year         Price ($/Share)     Expiration Date
---------------------------------------------------------------------------------------------------------
Harry A. Dugger, III, Ph.D.        -95,000            50%                 -0.9625            1/11/2010
---------------------------------------------------------------------------------------------------------
John J. Moroney                    -95,000            50%                 -0.9625            1/11/2010
---------------------------------------------------------------------------------------------------------
Donald Deitman                          --            --                       --                   --
---------------------------------------------------------------------------------------------------------
Kenneth E. Cleaver, Ph.D.               --            --                       --                   --
---------------------------------------------------------------------------------------------------------
Donald P. Cox, Ph.D.                    --            --                       --                   --
---------------------------------------------------------------------------------------------------------

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to the Named Executive Officers concerning the exercises of options during fiscal 1999 and the number and value of unexercised options held as of the end of fiscal 1999.

---------------------------------------------------------------------------------------------------------
                                                             Number of Securities          Value of
                                                            Underlying Unexercised    Unexercised In-the-
                                                              Options At Fiscal        Money Options at
                                  Number of        Value         Year End;            Fiscal Year End ($)
       Name of                 Shares Acquired    Realized     (Exercisable/             (Exercisable/
   Executive Officer            on Exercise         ($)        Unexercisable)            Unexercisable)
---------------------------------------------------------------------------------------------------------
Harry A. Dugger, III, Ph.D.           0              --        645,000 / 0                 4,750 / 0
---------------------------------------------------------------------------------------------------------
John J. Moroney                       0              --        645,000 / 0                 4,750 / 0
---------------------------------------------------------------------------------------------------------
Donald Deitman                        0              --             --                        --
---------------------------------------------------------------------------------------------------------
Kenneth E. Cleaver, Ph.D.             0              --         66,000 / 34,000                0 / 0
---------------------------------------------------------------------------------------------------------
Donald P. Cox, Ph.D.                  0              --        166,000 / 34,000                0 / 0
---------------------------------------------------------------------------------------------------------


COMPENSATION OF DIRECTORS

         The Directors of the Company are elected annually and serve until the next annual meeting of stockholders and until a successor shall have been duly elected and qualified. Effective January 1999, Directors of the Company, who are not employees or consultants receive for each meeting attended directors fees of $500 for their services as members of the Board of Directors. Such Directors are also reimbursed for expenses incurred in connection with their attendance at meetings of the Board of Directors. Directors may be removed with or without cause by a vote of the majority of the stockholders then entitled to vote. There were no other arrangements pursuant to which any Director was compensated during fiscal 2000 for any services provided as a Director.

STOCK OPTION PLANS

         The Company has three stock option plans, adopted in 1992, 1997 and 1998, respectively (collectively referred to as the "Plans"). Each Plan provides for the issuance of options to purchase 500,000 shares of Common Stock, for a total of 1,500,000 shares. The 1997 Stock Option Plan is administered by Harry
A. Dugger, III, Ph.D. and John J. Moroney, who constitute the Compensation Committee of the Board of Directors ("Committee"), and the 1992 Stock Option Plan and 1998 Stock Option Plan are administered by the entire Board of Directors. For purposes of the following discussion, the term "Committee" will be used to reference the Committee with respect to the 1997 Stock Option Plan and the entire Board of Directors with respect to the 1992 Stock Option Plan and 1998 Stock Option Plan, as applicable. The Committee has sole discretion and authority, consistent with the provisions of the Plans, to select the Eligible Participants to whom options will be granted under the Plans, the number of shares which will be covered by each option and the form and terms of the agreement to be used. All employees and officers of the Company (except for members of the Committee) are eligible to participate in the 1997 Plan.

         At September 30, 2000, eight (8) persons were eligible to receive Incentive Stock Options ("ISOs") under the 1992 and 1998 Plans.

         OPTIONS. The Committee is empowered to determine the exercise price of options granted under the Plans, but the exercise price of ISOs must be equal to or greater than the fair market value of a share of Common Stock on the date the option is granted (110% with respect to optionees who own at least 10% of the outstanding Common Stock). The Committee has the authority to determine the time or times at which options granted under the Plans become exercisable, but options expire no later than ten years from the date of grant (five years with respect to Optionees who own at least 10% of the outstanding Common Stock of the Company). Options are nontransferable, other than by will and the laws of descent, and generally may be exercised only by an employee while employed by the Company or within 90 days after termination of employment (one year from termination resulting from death or disability).

         No ISO may be granted to an employee if, as the result of such grant, the aggregate fair market value (determined at the time each option was granted) of the shares with respect to which ISOs are exercisable for the first time by such Employee during any calendar year (under all such plans of the Company and any parent and subsidiary) exceeds $100,000. The Plans do not confer upon any employee any right with respect to the continuation of employment by the Company, nor do the Plans interfere in any way with the employee's right or the Company's right to terminate the employee's employment at any time.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Harry A. Dugger, III and John J. Moroney serve as the members of the Company's Compensation Committee, which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company's 1997 Stock Option Plan. The 1992 and 1998 Stock Option Plans are administered by the entire Board.

         Mr. Moroney is also a Director and President of Landmark Financial Corp. ("Landmark"), serving as a member of Landmark's compensation committee. Robert F. Schaul, a Director and Secretary of the Company, earned legal fees from the Company during fiscal 2000 in the approximate amount of $66,000. See "Certain Transactions--Legal Fees," below.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Compensation of the Company's executives is intended to attract, retain and award persons who are essential to the enterprise. The fundamental policy of the Company's executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The Board of Directors utilizes subjective criteria for evaluation of individual performance. The Board focuses on two primary components of the Company's executive compensation program, each of which is intended to reflect individual and corporate performance: base salary compensation and long-term incentive compensation. The Company has not paid cash incentive bonuses during fiscal 1999.

         Except as set forth herein, the Company does not have any annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officer is entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms of compensation are paid. Executive officers who qualify will be permitted to participate in the Company's 1992, 1997 and 1998 Stock Option Plans which were adopted in May 1992, February 1997 and June 1998, respectively. In September 1998 the Board of Directors adopted an investment retirement account plan in which all employees of the Company are eligible to participate. Executive officers may participate in group life, health and hospitalization plans, if and when such plans are available generally to all employees. The Compensation Committee is satisfied that the compensation and stock option plans provided to the officers of the Company are structured and operated to create strong alignment with the long-term best interests of the Company and its stockholders.

         The compensation of the Company's Chief Executive Officer, Dr. Dugger, for fiscal 2000 consisted of base salary of $226,000. No bonuses or stock grants were awarded to Dr. Dugger during fiscal 2000. An option grant of 95,000 was awarded in fiscal 2000. The determination by the Compensation Committee of Dr. Dugger's remuneration is based upon methods consistent with those used for other senior executives. The committee considers certain quantitative factors, including the Company's financial, strategic and operating performance for the year. The qualitative criteria include Dr. Dugger's leadership qualities and management skills, as exhibited by his innovations, time and effort devoted to the Company, and other general considerations. The Compensation Committee also takes note of comparable remuneration of other CEOs at similar companies. Based on the performance of the Company, the Compensation Committee believes that Mr. Dugger's compensation was appropriate.

                             COMPENSATION COMMITTEE:

                           Harry A. Dugger, III, Ph.D
                                 John J. Moroney

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

         DR. DUGGER AND MR. MORONEY. Effective as of November 19, 1997, the Company entered into employment agreements with each of Harry A. Dugger, III, for his services as President, and John J. Moroney, for his services as Chairman (the "Dugger and Moroney Agreements"). Each agreement is for a base term of three (3) years and is thereafter renewable for additional periods of one (1) year, unless the Company gives notice to the contrary. The Dugger and Moroney Agreements provide for a base salary of $200,000 and $150,000, respectively, and annual cost of living adjustments equal to the greater of the increase in the Consumer Price Index or 7.5%, with additional increases and bonuses as shall be approved by the Board. Dr. Dugger will also receive an additional cash bonus of $10,000 for each New Drug Application relating to the Company's products that is accepted for filing by the U.S. Food and Drug Administration, as well as the use of a Company-owned or leased and insured automobile chosen by the Company.

         The Dugger and Moroney Agreements also provide, respectively, for the payment of certain additional severance compensation in the event that, at any time during the term thereof, the agreement is terminated by the executive (i) with "good reason" (as defined therein). or (ii) due to a "change in control" (as defined therein). The "change in control" provisions in the Dugger and Moroney Agreements were deleted in April 2000.

         Pursuant to the Dugger and Moroney Agreements, upon the completion of the Company's IPO, Dr. Dugger and Mr. Moroney were each granted stock options (outside of the Plans) to purchase 300,000 shares of Common Stock, at an exercise price of $1.84 per share exercisable until November 2007.

         DRS. COX AND CLEAVER. Effective May 1, 1998, the Company entered into employment agreements with each of Donald P. Cox, Ph.D., for his services as Vice President, Regulatory Affairs, and Kenneth E. Cleaver, Ph.D., for his services as Vice President, Product Development (the "Cox and Cleaver Agreements"). Each agreement is for a base term of three (3) years. The Cox and Cleaver Agreements provide for base salaries of $125,000 and $100,000, respectively, and annual cost of living adjustments not less than the increase of the Consumer Price Index. In connection with the Cox and Cleaver Agreements, the Company granted to each of Drs. Cox and Cleaver ten-year non-plan options to purchase 100,000 shares of Common Stock at an exercise price of $1.75 per share. One-third of such options vest in each of the first three (3) years of the agreement. The Cox and Cleaver Agreements provide each of Drs. Cox and Cleaver with the use of a Company-owned or leased and insured automobile chosen by the Company. Dr. Cox's agreement provides for the payment of one month's severance compensation for each full year of service under the agreement, in the event that, at any time during the term thereof, the agreement is terminated by the executive with good reason (as defined).

         Each of the foregoing agreements also provides for certain non-competition and non-disclosure covenants on the part of the executive. However, with respect to the non-competition covenants, a court may determine not to enforce such provisions or only partially enforce such provisions. Additionally, each of the foregoing agreements provides for certain Company-paid fringe benefits, such as disability insurance and inclusion in pension, profit sharing, stock option, savings, hospitalization and other benefit plans at such times as the Company shall adopt them.

STOCKHOLDER LOANS

         In fiscal 1998, the Company lent the principal amount of $60,000 to Dr. Dugger in exchange for a 7% promissory note. The note is due on demand, with interest due quarterly. Interest approximated $4,200 for fiscal 2000, all of which was paid timely by Dr. Dugger. This note remains outstanding.

                   STOCKHOLDER RETURN PERFORMANCE PRESENTATION

         The comparative stock performance graph below compares the cumulative stockholder return on the Common Stock of the Company for the period from November 20, 1997 through the fiscal year ended July 31, 2000, with the cumulative total return on (i) the Total Return Index for the Nasdaq Stock market (U.S. Companies) (the "Nasdaq Composite Index"), and (ii) the American Stock Exchange, Inc. ("AMEX") Pharmaceutical Index (assuming the investment of $100 in the Company's Common Stock, the Nasdaq Composite Index and the AMEX Pharmaceutical Index on November 20, 1997 and reinvestment of all dividends). Measurement points are on the first full trading day after the Company's registration statement was declared effective by the SEC and the last trading day of the Company's fiscal year ended July 31. The Company cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock performance. Companies included in the Nasdaq Composite Index and AMEX Pharmaceutical Index are generally larger and have greater capitalization than the Company.

[The following table represents a graphic chart which has been omitted]


                                 ---------------------------------------------
                                   11/20/97    7/31/98    7/31/99    7/31/00
                                 ---------------------------------------------
Flemington Pharmaceutical           $100.00    $ 24.00    $ 15.57     13.25
Corporation (FLEM)
------------------------------------------------------------------------------
Nasdaq Composite Index              $100.00    $118.75    $162.25    231.59
------------------------------------------------------------------------------
AMEX Pharmaceutical Index (DRG)     $100.00    $135.00    $136.58    153.78
------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        SECURITY OWNERSHIP OF MANAGEMENT
                          AND CERTAIN BENEFICIAL OWNERS

         As of October 27, 2000, there were 5,881,237 shares of Common Stock outstanding and entitled to vote at the Annual Meeting. Each share is entitled to one vote on each of the matters to be voted on at the Annual Meeting. The following table sets forth, as of October 27, 2000, certain information regarding the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Securities and Exchange Commission ("SEC") Regulation S-K, and (iii) all of the Company's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

 Title of            Name and Address or                Amount and Nature of        Percentage of
  Class               Number in Group(1)                Beneficial Ownership (2)        Class
  -----               ------------------                ------------------------        -----
Common Stock     Harry A. Dugger, III, Ph.D.                 1,824,003(3)               27.9

Common Stock     John J. Moroney                             1,018,080(4)               15.6

Common Stock     Donald Deitman                                      0                     0

Common Stock     Donald P. Cox, Ph.D.                          200,000(5)                3.3

Common Stock     Kenneth E. Cleaver, Ph.D.                     100,000(6)                1.7

Common Stock     Robert F. Schaul, Esq.                        189,286(7)                3.0

Common Stock     Jack J. Kornreich                             169,310(7)                2.6

Common Stock     Watson Pharmaceutical Corporation             389,350                   6.5
                 311 Bonnie Circle
                 Corona, California 91720

Common Stock     Saggi Capital Corp.                           340,000(8)                5.5
                 575 Lexington Avenue
                 New York, New York 10022

Common Stock     All Executive  Officers and Directors       3,480,679                  44.79
                 as a group (9 persons)                      (3)(4)(5)(6)(7)

(1) With the exception of Watson Pharmaceutical Corporation and Saggi Capital Corp. the address of all holders listed herein is c/o Flemington Pharmaceutical Corporation, 31 State Highway 12, Flemington, New Jersey 08822.

(2) Except as otherwise indicated, each named holder has, to the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(3) Includes options to purchase 200,000 shares of Common Stock issued under the 1992 Stock Option Plan; options to purchase 50,000 shares of Common Stock under the 1997 Stock Option Plan; options to purchase 95,000 shares of Common Stock issued under the 1998 Stock Option Plan, options to purchase 300,000 shares of Common Stock issued outside of the Plans; 108,000 shares owned by his daughter Christina Dugger Sommers; and 108,000 shares owned by his son Andrew Dugger. Dr. Dugger may be deemed to be a "parent" of the Company as such term is defined under the Federal securities laws.

(4) Includes options to purchase 200,000 shares of Common Stock issued under the 1992 Stock Option Plan; options to purchase 50,000 shares of Common Stock under the 1997 Stock Option Plan; options to purchase 95,000 shares of Common Stock issued under the 1998 Stock Option Plan, options to purchase 300,000 shares of Common Stock issued outside of the Plans; 208,080 shares owned jointly with his wife, and 55,000 shares owned by each of his three sons, Matthew, Timothy and Sean Moroney.

(5) Includes non-plan options to purchase 100,000 shares of Common Stock issued in May 1998 pursuant to an employment agreement and 100,000 options issued under the 1998 Stock Option Plan for services to be provided in connection with future services.

(6) Includes non-plan options to purchase 100,000 shares of Common Stock issued pursuant to an employment agreement.

(7) Includes options to purchase 20,000 shares of Common Stock issued under the 1992 Stock Option Plan and options to purchase 25,000 shares of Commons Stock issued under the 1997 Stock Option Plan, options to purchase 105,000 shares of Common Stock issued under the 1998 Stock Option Plan.

(8) Includes options to purchase an aggregate of 320,000 shares issued under the 1992 and 1997 Stock Option Plans.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires officers, directors and persons who own more than ten (10) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with both the SEC and the principal exchange upon which such securities are traded or quoted. Officers, directors and persons holding greater than ten (10) percent of the outstanding shares of a class of
Section 12-registered equity securities ("Reporting Persons") are also required to furnish copies of any such reports filed pursuant to Section 16(a) of the Exchange Act with the Company. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that from August 1, 1998 to September 30, 1999 all Section 16(a) filing requirements applicable to its Reporting Persons were complied with.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

CONSULTING AGREEMENT

         On May 1, 1997, the Company entered into a consulting agreement with Saggi Capital Corp., a public relations consultant (the "Consultant") pursuant to which the Consultant received a Nonqualified Stock Option under the 1997 Stock Option Plan to purchase an aggregate of 200,000 shares of Common Stock. On March 25, 1998, the Company amended its consulting agreement pursuant to which the Consultant agreed to expand the scope and duration of the services provided. As a consequence, the Nonqualified Stock Option was restated and amended and the Consultant surrendered 200,000 unexercised stock options having an exercise price of $5.80 per share in exchange for receiving 200,000 stock options having an exercise price of $1.00 per share plus 120,000 stock options having an exercise price of $2.00 per share. These options are exercisable for a period of five (5) years following the date of the grant. Effective January 1, 2000 the Company entered into a new consulting agreement with Saggi Capital Corp., a public relations consultant (the "Consultant") pursuant to which the Consultant received Warrants to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $1.00 per share.

LEGAL FEES

         During fiscal 2000 the Company paid Mr. Schaul approximately $66,000 for legal services rendered to the Company.

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         List of Exhibits

         The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index appearing on page E-1 hereof.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of fiscal
2000.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Flemington Pharmaceutical Corporation


We have audited the balance sheet of Flemington Pharmaceutical Corporation as of July 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flemington Pharmaceutical Corporation at July 31, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had a recent history of recurring losses from operations, giving rise to an accumulated deficit through July 31, 2000 and is currently developing pharmaceutical products which will require substantial financing to fund anticipated product development costs. Resulting operating losses and negative cash flows from operations are likely to occur until, if ever, profitability can be achieved through successful marketing of newly developed products. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 WISS & COMPANY, LLP


Livingston, New Jersey
Sept. 25, 2000

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                                  BALANCE SHEET
                                  JULY 31, 2000

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................................................   $   700,000
  Accounts receivable - trade, less allowance for doubtful accounts
    of  $15,000 .........................................................................        46,000
  Due from D&O Insurance Carrier ........................................................        86,000
  Prepaid expenses and other current assets .............................................        52,000
                                                                                            -----------
      Total Current Assets ..............................................................                  $   884,000

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
ACCUMULATED DEPRECIATION OF $71,000 .....................................................                       25,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER .....................................................                       60,000

DUE FROM JOINT VENTURE PARTNER FOR REIMBURSABLE EXPENSES ................................                       80,000

OTHER ASSETS ............................................................................                       10,000
                                                                                                           -----------
                                                                                                           $ 1,059,000
                                                                                                           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-trade ................................................................   $    68,000
  Billings in excess of costs and estimated earnings on uncompleted
    contracts ...........................................................................        49,000
  Accrued expenses and other current liabilities ........................................       100,000
                                                                                            -----------
      Total Current Liabilities .........................................................                  $   217,000


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 per value:
    Authorized 1,000,000 shares, none issued                                                         --
  Common stock $.001 par value:
    Authorized - 50,000,000 shares
      Issued and outstanding - 5,877,300 shares .........................................         6,000
    Additional paid-in capital ..........................................................     5,250,000
    Accumulated Deficit .................................................................    (4,414,000)
                                                                                            -----------
      Total Stockholders' Equity ........................................................                      842,000
                                                                                                           -----------
                                                                                                           $ 1,059,000
                                                                                                           ===========


See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF OPERATIONS


                                                   Year Ended
                                                    July 31,
                                           --------------------------
                                               2000           1999
                                           -----------    -----------

REVENUES:
  Operating revenues ...................   $   282,000    $   499,000
  Interest Income ......................        44,000         78,000
                                           -----------    -----------
                                               326,000        577,000
                                           -----------    -----------
COST AND EXPENSES:
  Operating expenses ...................       166,000        411,000
  Product development ..................       400,000        268,000
  Selling, general and
    administrative expenses ............       939,000      1,260,000
  Interest expense .....................            --          5,000
                                           -----------    -----------
                                             1,505,000      1,944,000
                                           -----------    -----------
NET LOSS ...............................   $(1,179,000)   $(1,367,000)
                                           ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING ............................     4,447,163      3,877,300
                                           ===========    ===========

BASIC AND DILUTED LOSS
PER COMMON SHARE:
  Net Loss .............................   $      (.27)   $      (.35)
                                           ===========    ===========


See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                 Common Stock
                                          -------------------------
                                                                       Additional
                                                            Par          Paid-in     Accumulated    Stockholders'
                                            Shares         Value         Capital       Deficit         Equity
                                          -----------   -----------    -----------   -----------    -----------
BALANCE, JULY 31, 1998                      3,877,300   $    39,000    $ 4,233,000   $(1,868,000)   $ 2,404,000
                                          -----------   -----------    -----------   -----------    -----------


YEAR ENDED JULY 31, 1999
  Par Value Decrease
  from $.01 to $.001                               --       (35,000)        35,000            --             --
  Net Loss                                         --            --             --    (1,367,000)    (1,367,000)
                                          -----------   -----------    -----------   -----------    -----------
BALANCE,  JULY 31, 1999                     3,877,300         4,000      4,268,000    (3,235,000)     1,037,000
                                          -----------   -----------    -----------   -----------    -----------


YEAR ENDED JULY 31, 2000
  In connection with private placement,
  net of costs                              2,000,000         2,000        982,000            --        984,000
  Net Loss                                         --            --             --    (1,179,000)    (1,179,000)
                                          -----------   -----------    -----------   -----------    -----------
BALANCE, JULY 31, 2000                      5,877,300   $     6,000    $ 5,250,000   $(4,414,000)   $   842,000
                                          ===========   ===========    ===========   ===========    ===========


See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                       Year Ended
                                                                        July 31,
                                                               --------------------------
                                                                  2000           1999
                                                               -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net  loss                                                    $(1,179,000)   $(1,367,000)
  Adjustments to reconcile net loss to net cash
    flows from operating activities:
    Provision (credit) for losses on accounts receivable                --        (24,000)
    Options issued for services                                     10,000         19,000
    Depreciation and amortization                                   14,000         12,000
    Loss on sale of assets                                              --         14,000
    Changes in operating assets and liabilities:
    Accounts receivable                                             76,000         49,000
    Due from D&O Insurance Carrier                                 (86,000)            --

    Prepaid expenses and other current assets                        6,000        (22,000)
    Due from Joint Venture partner for reimbursable expenses       (80,000)            --
    Other Assets                                                     9,000         24,000
    Accounts payable - trade                                        20,000        (31,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                      49,000             --
    Accrued expenses and other current liabilities                  22,000         55,000
                                                               -----------    -----------
      Net cash flows from operating activities                  (1,139,000)    (1,271,000)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                (9,000)        (6,000)
                                                               -----------    -----------
    Net cash flows from investing activities                        (9,000)        (6,000)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Private placement                                                984,000             --
                                                               -----------    -----------
    Net cash flows from financing activities                       984,000             --
                                                               -----------    -----------
NET CHANGE IN CASH)                                               (164,000)    (1,277,000)
CASH, AND CASH EQUIVALENTS, BEGINNING OF YEAR                      864,000      2,141,000
                                                               -----------    -----------
CASH, AND CASH EQUIVALENTS, END OF YEAR                        $   700,000    $   864,000
                                                               ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                $        --    $     5,000
                                                               ===========    ===========
  Income taxes paid                                            $        --    $        --
                                                               ===========    ===========


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

         FINANCIAL INSTRUMENTS - Financial instruments include cash and cash equivalents, accounts receivable, amounts due from joint venture partner and insurance carrier, loans to stockholders, accounts payable, and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

         FURNITURE, FIXTURES AND EQUIPMENT - Furniture, fixtures and equipment are stated at cost. The Company provides for depreciation using accelerated methods, based upon estimated useful lives of 5 to 7 years for furniture, fixtures and equipment.

         INCOME TAXES - Temporary differences between financial statement and income tax reporting result primarily from net operating losses and reporting on the cash basis of accounting for tax reporting purposes. As a result of these temporary differences, the Company has recorded a deferred tax asset with an offsetting valuation allowance for the same amount.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


         DEFINED CONTRIBUTION RETIREMENT PLANS - The Company had a 401(k) retirement plan covering substantially all employees. Company contributions were at the discretion of the Board of Directors. The Company made no contributions for the year ended July 31, 1998 ("fiscal 1998") and the plan was terminated during fiscal 1998. In September 1998, the Company adopted a new retirement plan providing for contributions at management's discretion. During the years ended July 1999 and July 2000, the Company made contributions to the new retirement plan of approximately $4,000 and approximately $5,000, respectively.

         STOCK COMPENSATION - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting" for Stock-Based Compensation," requires companies to measure employee stock compensation plans using the intrinsic value method of accounting.

         RISK CONCENTRATIONS:

         (a) MAJOR CUSTOMERS - During fiscal 2000, the Company had revenue from two customers located in the United States approximating 27% and 18%, respectively, of the Company's total revenue.

                  During fiscal 1999, the Company had revenue from one customer located in Germany and two customers located in USA approximating 19%, 14% and 10%, respectively, of the Company's total revenue.


         (b) ACCOUNTS RECEIVABLE - At July 31, 2000, the Company had unsecured accounts receivable from one customer located in USA, one customer located in France and one customer located in the United Arab Emirates, approximating 33%, 20% and 15%, respectively, of the Company's total accounts receivable. At July 31, 1999, the Company had unsecured accounts receivable from one customer located in USA, and two customers located in Germany, approximating 34%, 16% and 8%, respectively, of the Company's total accounts receivable. The Company has long-standing relationships with its principal customers and feels that credit risk associated with these customers is limited. With regard to new customers, the Company receives customer referrals through long standing relationships.

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

         NET INCOME OR (LOSS) PER SHARE - The Company uses the weighted-average number of common shares outstanding during each period to compute basic loss per common share. Diluted loss per share is the same as basic loss per share, as losses have been incurred for all periods reports.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


         NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities which, as amended, will be effective for its fiscal year ending July 31, 2001.

         The Company does not expect any significant impact to its financial statements from SFAS No. 133..

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


NOTE 4 - RELATED PARTY TRANSACTIONS:

         LEGAL FEES - The Company has incurred legal fees with an officer and director of the Company. These fees approximated $66,000 and $93,000 for the years ended July 31, 2000 and 1999, respectively.

         STOCKHOLDER'S NOTE RECEIVABLE - In April 1998, the Company loaned $60,000 to its President. The note is due on demand with interest at 7% due quarterly. Interest approximated $4,200 for each of the two years ended July 31, 2000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

         SHAREHOLDER LAWSUIT - Monroe Parker Securities, Inc., the representative of several underwriters involved in underwriting the Company's Public Offering ceased market making activities in the Company's securities in late December 1997, and on January 5, 1998 was the subject of a complaint issued by the NASD for alleged violations of the NASD's rules in 1994 and 1995. In October 1998, the New York attorney general's office announced the indictment of Monroe Parker

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


         Securities, Inc. and twelve (12) principals and brokers from the firm on charges that they have defrauded investors in the sale and trading of securities. These alleged violations have no connection with the Company's securities. See Note 5 regarding shareholder lawsuit.

         One of the Company's shareholders has filed a class action lawsuit on behalf of all purchasers of the Company's securities from November 1997 to December 1997, against the Company and its officers alleging violations of federal securities laws arising in its initial public offering.

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

         Extensive discovery has been conducted, including depositions of plaintiff, the Company's officers and former corporate counsel. By Notice of Motion dated July 12, 2000, plaintiff moved the court to certify the matter as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and the defendants have filed opposition papers and requested oral argument. Class certification was denied by the Court in a ruling made on November 8, 2000.

         In connection with this lawsuit, the Company has incurred professional fees of approximately $186,000 as of July 31, 2000. This lawsuit is covered under the Directors and Officers Insurance policy that the Company has in effect. The face amount of the insurance policy is $1,000,000 with a deductible of $100,000. The Company's defense costs in excess of $100,000 are now being reimbursed by the carrier. Counsel has not formed a professional conclusion that in the action described above an adverse outcome is either probable or remote. Although the Company feels that any additional costs above and beyond the deductible amount will be covered by insurance, there can be no guarantee that the Company will not incur additional liability in connection with this matter.

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

         CONSULTING AGREEMENT - In December 1996, the Company entered into agreement with a consulting company, (the "Consultant"), for assistance in finding suitable business opportunities. The agreement provides for the Company to pay a fee to the Consultant of 10% of the consideration received by the Company from projects identified in the agreement, net of expenses. The agreement also provides for the Company to pay a 5% fee for equity transactions arranged by the Consultant. In addition to the above, the Company issued a warrant to the Consultant to purchase up to 100,000 shares of the Company's common stock at $2.50 per share, with vesting of 20,000 shares upon completion of each successful project. No warrants were earned through July 31, 2000 pursuant to this agreement.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


         PUBLIC RELATIONS CONSULTANT - In March 1998, the Company granted a public relations consultant options to purchase 200,000 shares with exercise prices of $1.00 and 120,000 shares with an exercise price of $2.00, all expiring five years from the date of grant.

         JOINT VENTURE - In December 1997, the Company entered into a joint venture agreement with a business development corporation for the purposes of developing products. For the year ended July 31, 2000, approximately $245,000 total costs had been recorded for this venture and approximately $122,000 had been invoiced to the joint venture partner. At July 31, 2000, approximately $80,000 was due from the joint venture partner.

         LEASES - In August 2000, the Company entered into a 5-year lease agreement, effective October 2000, for approximately 4,500 square feet of office, laboratory and manufacturing space. Annual rent is approximately $63,000 plus real estate taxes, currently estimated to be approximately $11,000 annually. Previously, the Company rented office space on a month to month basis. Rent expense for the Company totaled approximately $26,000 and $33,000 for the years ended July 31, 2000 and 1999, respectively.

         GOVERNMENT REGULATION - The development, manufacture and commercialization of pharmaceuticals are subject to extensive regulation by various federal and state government entities. The Company cannot determine the impact of government regulations on the development of its delivery systems.

NOTE 6 - INCOME TAXES:

         No provision for current and deferred income taxes is required for the years ended July 31, 2000 and 1999.

         The significant components of the Company's net deferred tax asset are summarized as follows:

                                                                        July 31
                                                               ------------------------
                                                                  2000          1999
                                                               ----------    ----------
           Differences between the cash basis of accounting
           for income tax reporting and the accrual basis
           for financial reporting purposes ...............    $  (19,000)   $  (38,000)
             Net operating loss carryforwards .............     1,610,000     1,298,000
                                                               ----------    ----------

                                                                1,591,000     1,260,000

           Valuation allowance ............................     1,591,000     1,260,000
                                                               ----------    ----------
           Net deferred tax asset .........................    $       --    $       --
                                                               ==========    ==========

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's prior history of recurring losses, that a full valuation allowance is appropriate at July 31, 2000 and 1999.

         At July 31, 2000, the Company has federal and state net operating loss carryforwards for financial reporting and income tax purposes of approximately $4,419,000 and $1,797,000, respectively, which can be used to offset current and future taxable income through the year 2020.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - STOCK OPTIONS:

         At July 31, 2000, The Company has three stock option plans, the 1992 Stock Option Plan (the "1992 Plan"), the 1997 Stock Option Plan (the "1997 Plan") and the 1998 Stock Option Plan (the "1998 Plan").

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

         Information on option activity for the 1992 Plan for fiscal 2000 and 1999 is as follows: (All grants were at an average exercise price of $1.78 per share.)

                                                          July 31,
                                               -----------------------------
                                                       2000      1999
                                                       ----      ----
           Balance - beginning of year .....         500,000   500,000
             Options granted:
             To 10% or more shareholders ...              --        --
             To others .....................              --        --
           Options cancelled ...............              --        --
                                               -----------------------------
           Balance - end of year ...........         500,000   500,000
                                               =============================
           Options exercisable - end of year         500,000   500,000
                                               =============================


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


         Information on option activity of the 1997 Plan for fiscal 2000 and 1999 is as follows: (All grants were at an average exercise price of $1.22 per share)


                                                          July 31,
                                               -----------------------------
                                                       2000      1999
                                                       ----      ----
           Balance - beginning of year .....         500,000   500,000
             Options granted:
             To 10% or more shareholders (b)              --        --
             To others .....................              --        --
           Options cancelled ...............              --        --
                                               -----------------------------
           Balance - end of year ...........         500,000   500,000
                                               =============================
           Options exercisable - end of year         500,000   500,000
                                               =============================

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

         Information on option activity of the 1998 Plan for fiscal 2000 and 1999 is as follows (all grants were at an average exercise price of $1.12 per share):

                                                          July 31,
                                               -----------------------------
                                                       2000      1999
                                                     -------   --------
           Balance - beginning of year .....         100,000        --
             Options granted:
             To 10% or more shareholders ...          95,000        --
             To others (a) .................         305,000   100,000
           Options cancelled ...............              --        --
                                               -----------------------------
           Balance - end of year ...........         500,000   100,000
                                               =============================
           Options exercisable - end of year         500,000   100,000
                                               =============================


         The Company uses the intrinsic value method of accounting to measure compensation expense. If the fair value method had been used to measure compensation expense, net loss would have increased by $361,000 or $.08 per share to $1,540,000 or $.35 per share for fiscal 2000 and approximately $250,000 or $.06 per share to $1,617,000 or $.41 per share for fiscal 1999.

         The fair value of options granted in fiscal 2000 and 1999 were estimated at the date of grant using a Black-Scholes option model with the following weighted-average assumptions, respectively: risk-free interest rates of 5.5%, yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 10% to 174% and a weighted-average expected life of the options of five (5) to ten (10) years.

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

         OTHER NON-PLAN OPTIONS AND WARRANTS - At July 31, 2000 there were outstanding the following classes and numbers of instruments exercisable for Common Stock:

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

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

         E. 200,000 warrants issued to a consulting company as disclosed under the "Outstanding Warrants and Options" section of "Business".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FLEMINGTON PHARMACEUTICAL
                                                 CORPORATION


Date:                                  By: /S/ HARRY A. DUGGER, III
                                           ------------------------------------
                                               Harry A. Dugger, III, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


              SIGNATURES                    TITLE                          DATE
              ----------                    -----                          ----

/s/ HARRY A. DUGGER, III     President and Chief Executive Officer
------------------------     (Principal Executive Officer)
Harry A. Dugger, III


/s/ DONALD DEITMAN           Chief Financial Officer
------------------           (Principal Financial Officer)
Donald Deitman


/s/ JOHN J. MORONEY          Chairman of the Board and Director
-------------------
John J. Moroney


/s/ ROBERT F. SCHAUL         Secretary and Director
--------------------
Robert F. Schaul

/s/ JACK J. KORNREICH        Director
---------------------
Jack J. Kornreich

              INCORPORATED DOCUMENTS                  SEC EXHIBIT REFERENCE
              ----------------------                  ---------------------

2.1      Agreement of Merger dated as of         As filed with the Registrant's
         October 29, 1998                        Preliminary Proxy Statement on
                                                 October 20, 1998, File No.
                                                 000-23399

3.1      Certificate of Incorporation of         As filed with the Registrant's
         the Registrant, as amended              Form SB-2, on August 8, 1997,
                                                 File No. 333-33201

3.2      Bylaws of the Registrant, as amended    As filed with the Registrant's
                                                 Form SB-2, on August 8, 1997,
                                                 File No. 333-33201

4.1      Form of Warrant Agreement               As filed with the Registrant's
                                                 Form SB-2, on October 31, 1997,
                                                 File No. 333-33201

4.3      Form of Class A Warrant Certificate     As filed with the Registrant's
                                                 Form SB-2, on October 31, 1997,
                                                 File No. 333-33201

4.4      Form of Underwriters' Option            As filed with the Registrant's
         Agreement                               Form SB-2, on October 31, 1997,
                                                 File No. 333-33201

10.1     Employment Agreement with Harry A.      As filed with the Registrant's
         Dugger, III, Ph.D.                      Form SB-2, on August 8, 1997,
                                                 File No. 333-33201

10.2     Employment Agreement with John J.       As filed with the Registrant's
         Moroney                                 Form SB-2, on October 3, 1997,
                                                 File No. 333-33201

10.3     Agreement dated December 7, 1996        As filed with the Registrant's
         between the Registrant and Altana,      Form SB-2, on August 8, 1997,
         Inc.                                    File No. 333-33201

10.4     Registrant's 1992 Stock Option Plan     As filed with the Registrant's
                                                 Form SB-2, on August 8, 1997,
                                                 File No. 333-33201

10.5     Form of Option Agreement under the      As filed with the Registrant's
         1992 Stock Option Plan                  Form SB-2, on October 3, 1997,
                                                 File No. 333-33201

10.6     Registrant's 1997 Stock Option Plan     As filed with the Registrant's
                                                 Form SB-2, on August 8, 1997,
                                                 File No. 333-33201

10.7     Form of Option Agreement under the      As filed with the Registrant's
         1997 Stock Option Plan                  Form SB-2, on October 3, 1997,
                                                 File No. 333-33201

10.8     Agreement with Rapid Spray              As filed with the Registrant's
         (Clemastine) dated June 2, 1992         Form SB-2, on August 8, 1997,
                                                 File No. 333-33201

10.9     Agreement with Rapid Spray              As filed with the Registrant's
         (Nitroglycerin) dated June 2, 1992      Form SB-2, on August 8, 1997,
                                                 File No. 333-33201

              INCORPORATED DOCUMENTS                  SEC EXHIBIT REFERENCE
              ----------------------                  ---------------------

10.10    Agreement with Creative Technologies,   As filed with the Registrant's
         Inc. dated December 26, 1996            Form SB-2, on October 3, 1997,
                                                 File No. 333-33201

10.11    Registrant's 1998 Stock Option Plan     As filed with the Registrant's
                                                 Preliminary  Proxy Statement on
                                                 October 20, 1998, File No.
                                                 000-23399

10.12    Employment Agreement with Donald P.     As filed with the Registrant's
         Cox, Ph.D.                              Form 10-KSB on October 28,
                                                 1999, File No. 000-23399

10.13    Employment Agreement with Kenneth       As filed with the Registrant's
         Cleaver, Ph.D.                          Form 10-KSB on October 28,
                                                 1999, File No. 000-23399

10.14    Amendment to Consulting Agreement       As filed with the Registrant's
         with Saggi Capital Corp. dated          Form 10-KSB on October 28,
         March 25, 1998                          1999, File No. 000-23399

         FILED HEREWITH

11.1     Computation of earnings per share

27.1     Financial Data Schedule for fiscal
         year ended July 31, 2000