Form 10QSB
period 2000-10-31
FLEMINGTON PHARMACEUTICAL CORP
filed 2000-12-14
CIK 1043873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the three month period ended OCTOBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,881,237 shares of common stock outstanding as of October 31, 2000.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES [ ] NO [X]

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS

                                                           October 31       July 31,
                                                              2000           2000
                                                           -----------    -----------
                                                           (Unaudited)     (Note 1)
                             ASSETS

CURRENT ASSETS:
  Cash and equivalents                                     $   215,000    $   700,000
  Accounts receivable - trade, less allowance for
    doubtful accounts of $15,000                                33,000         46,000
  Due from D&O insurance carrier                                98,000         86,000
  Prepaid expenses and other current assets                     40,000         52,000
                                                           -----------    -----------
            Total Current Assets                               386,000        884,000
                                                           -----------    -----------

FURNITURE, FIXTURES, AND EQUIPMENT, LESS

  ACCUMULATED DEPRECIATION                                      50,000         25,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER                             60,000         60,000

DUE FROM JOINT VENTURE PARTNER FOR REIMBURSABLE EXPENSES        67,000         80,000

OTHER ASSETS                                                    27,000         10,000
                                                           -----------    -----------
                                                           $   590,000    $ 1,059,000
                                                           ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable-trade                                   $    34,000    $    68,000
  Billings in excess of costs and estimated earnings on
uncompleted

      contracts                                                  5,000         49,000
  Accrued expenses and other current liabilities                55,000        100,000
                                                           -----------    -----------
    Total Current Liabilities                                   94,000        217,000
                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 par value:
        Authorized 1,000,000 shares, none issued
        Common stock, $.001 par value:
        Authorized - 50,000,000 shares
           Issued and outstanding  5,881,000 shares and
           5,877,000 shares, respectively                        6,000          6,000
   Additional paid-in capital                                5,256,000      5,250,000
   Accumulated Deficit                                      (4,766,000)    (4,414,000)
                                                           -----------    -----------
           Total Stockholders' Equity (Deficiency)             496,000        842,000
                                                           -----------    -----------
                                                           $   590,000    $ 1,059,000
                                                           ===========    ===========


See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               Three Months Ended
                                                   October 31

                                           --------------------------

                                               2000           1999
                                           -----------    -----------


REVENUES:

   Operating revenues                      $    65,000    $   104,000
   Interest Income                              10,000         17,000
                                           -----------    -----------
                                                75,000        121,000
                                           -----------    -----------
COST AND EXPENSES:
  Operating expenses                            14,000         49,000
  Product development                          153,000         56,000
  Selling, general and
    administrative expenses                    260,000        233,000
                                           -----------    -----------
                                               427,000        338,000
                                           -----------    -----------
NET INCOME (LOSS)                          $  (352,000)   $  (217,000)
                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                  5,879,000      3,877,000
                                           ===========    ===========

PER COMMON SHARE:
Net Income (loss)                                $(.06)         $(.06)
                                           ===========    ===========


See accompanying notes to financial statements.

                      FLEMINGTON PHARMACEUTICAL CORPORATION

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

                                            Common Stock
                                      -------------------------
                                                                                              Stockholders'
                                                       Par          Paid-in     Accumulated       Equity
                                        Shares         Value        Capital       Deficit      (Deficiency)
                                      -----------   -----------   -----------   -----------    -----------
BALANCE, JULY 31, 2000                  5,877,000   $     6,000   $ 5,250,000   $(4,414,000)   $   842,000
THREE MONTHS ENDED OCTOBER 31, 2000            --
  Common Shares Issued For Services         4,000            --         6,000            --          6,000
  Net Loss                                     --            --            --      (352,000)      (352,000)
                                      -----------   -----------   -----------   -----------    -----------
BALANCE, October 31, 2000               5,881,000   $     6,000   $ 5,256,000   $(4,766,000)   $   496,000
                                      -----------   -----------   -----------   -----------    -----------




See accompanying notes to financial statements.


                      FLEMINGTON PHARMACEUTICAL CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       October 31
                                                                --------------------------
                                                                    2000           1999
                                                                -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                      $  (352,000)   $  (217,000)
  Adjustments to reconcile net income (loss) to net cash
      flows from operating activities:
      Options issued for services                                        --          5,000
      Shares issued for services                                      6,000             --
      Depreciation and amortization                                   3,000          3,000
      Changes in operating assets and liabilities:
           Accounts receivable                                       13,000         38,000
           Due from D&O Insurance Carrier                           (12,000)            --
           Prepaid expenses and other current assets                 11,000        (13,000)
           Due from Joint Venture partner for reimbursable
             expenses                                                13,000             --

           Other Assets                                             (17,000)            --
           Accounts payable - trade                                 (34,000)        46,000
           Billings in excess of costs and estimated earnings
             on uncompleted contracts                               (44,000)            --
           Accrued expenses and other current liabilities           (45,000)       (27,000)
                                                                -----------    -----------
          Net cash flows from operating activities                 (458,000)      (165,000)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                (27,000)            --
                                                                -----------    -----------
       Net cash flows form operating activities                     (27,000)            --
                                                                -----------    -----------

NET CHANGE IN CASH                                                 (485,000)      (165,000)
CASH, BEGINNING OF PERIOD                                           700,000        864,000
                                                                -----------    -----------
CASH, END OF PERIOD                                             $   215,000    $   699,000
                                                                ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                 $        --    $        --
                                                                ===========    ===========
  Income taxes paid                                             $        --    $        --
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

           Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of Flemington Pharmaceutical Corporation (the "Company"), for the year ended July 31, 2000.

Note 2 - On December 23, 1998, a former shareholder filed a lawsuit against the Company, its president and its chairman. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of shareholders who purchased the Company's common stock during a period from Nov. 19, 1997 to Dec. 29, 1997. The Company is in the process of settling that lawsuit. See
           Part II. OTHER INFORMATION, Item 1. Legal Proceedings.

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

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operation through July 31, 1995, and also for the years ended July 31, 1997 ["Fiscal 1997"], 1998 ["Fiscal 1998"], 1999 ["Fiscal 1999"],
and 2000 ["Fiscal 2000"], giving rise to an accumulated deficit at October 31, 2000 of approximately $4,766,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997, Fiscal 1998, Fiscal 1999 and Fiscal 2000. Revenues from consulting may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the joint development, testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels. In view of the Company's very limited resources, its anticipated expenses and the competitive environment in which the Company operates, there can be no assurance that its operations will be sustained for the duration of its current fiscal year.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED OCTOBER 2000 [THE "2000 PERIOD"] AND OCTOBER 1999 [THE "1999 PERIOD"]

Operating revenues for the 2000 Period decreased approximately $39,000 or 38% to $65,000 from $104,000 for the 1999 Period. The revenue decrease for the 2000 period was primarily attributable to the lack of consulting engagements and clinical studies for clients. Interest income for the 2000 Period decreased approximately $7,000 or 41% to $10,000 from $17,000 for the 1999 Period due to the lower average cash balance during the 2000 Period.

Total costs and expenses for the 2000 Period increased approximately $89,000 or 26% to $427,000 from $338,000 for the 1999 Period. This increase includes an approximate $40,000 decrease in legal and professional fees, an approximate $35,000 increase in product development costs, an approximate $28,000 increase in outside consulting fees, an approximate $24,000 increase in clinical studies and costs and an approximate $23,000 increase in payroll expenses.

The resulting net loss for the 2000 Period was $352,000 compared to a net loss of $217,000 for the 1999 Period.

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

Net cash used in operating activities approximated $458,000 for the 2000 Period compared to net cash used in operating activities of approximately $165,000 for the 1999 Period. Net cash used in operating activities for the 2000 period was primarily attributable to the net loss of $352,000. For the 2000 Period, $27,000 was used for investing activities compared to $0 for the 1999 Period. Total cash flow for the 2000 period decreased approximately $485,000 as compared to a $165,000 decrease for the 1999 period.

Although there can be no assurance, the Company believes that the proceeds from the Private Placement together with revenues from operations will be sufficient to satisfy its cash requirements for at least the next month. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to implement its expansion plan, requiring it to seek additional financing, which may not be available on terms acceptable to the Company, if at all.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On December 23, 1998, a complaint was filed against the Company in United States District Court for the District of New Jersey by Richard
        F. Biborosch, individually and as class representative. Defendants in the lawsuit include the Company, John J. Moroney, Harry A. Dugger, III, Ph.D. and Monroe Parker Securities, Inc. and two of its principals (collectively, "Monroe Parker"). The complaint alleges certain securities law violations against the Company relative to Monroe Parker's role as underwriter for the Company's initial public offering and the Company's alleged failure to properly disclose certain information relating to Monroe Parker. Relief sought by the plaintiff includes certification of the action as a class action, damages, rescission and costs. The Company has retained special litigation counsel to assist in defense of the claim and believes the allegations contained in the Complaint are without merit. On March 25, 1999, the Company filed a motion to dismiss the complaint for failure to state a cause of action. In October, 1999, the United States District Court granted the Company's motion in part and denied it in part. On November 8, 2000, Plaintiff's Motion for Class Certification was dismissed by the court and Plaintiff did not appeal that denial. Subsequently, the Company and Plaintiff reached agreement on the terms of a settlement of the action, A formal settlement agreement, including a dismissal of the lawsuit with prejudice, is in the process of being finalized.

Item 2. Changes in Securities

              N/A

Item 3. Defaults Upon Senior Securities

              N/A

Item 4. Submissions of Matters to a Vote of Security Holders

              N/A

Item 5. Other Information

              N/A

Item 6. Exhibits and Reports on Form 8-K

        a)    Exhibits

              Exhibit 11. Statement re: computation of earnings per share for the three months ended October 31, 2000

        b)    Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLEMINGTON PHARMACEUTICAL CORPORATION



                               By: /s/  Harry A. Dugger, III
                                   -------------------------------------------
                                   Harry A. Dugger, III, President
                                   (Principal Executive Officer)


                               By: /s/  Donald J. Deitman
                                   -------------------------------------------
                                   Donald J. Deitman, Chief Financial Officer