Form 10QSB
period 2001-01-31
FLEMINGTON PHARMACEUTICAL CORP
filed 2001-03-14
CIK 1043873

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
       	THE SECURITIES EXCHANGE ACT OF 1934

       	For the six month period ended January 31, 2001

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


                         31 State Highway 12
                        Flemington, New Jersey
              (Address of Principal Executive Offices)

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

	      Yes [ X ]  No [  ]


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

   5,881,237 shares of common stock outstanding as of January 31, 2001.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

	      Yes [   ]  No [ X ]



                FLEMINGTON PHARMACEUTICAL CORPORATION

                           BALANCE SHEETS

                                  					January 31,     July 31,
                                          2001          2000
                                       (Unaudited)

ASSETS

CURRENT ASSETS:

 Cash and equivalents                 $   152,000    $    700,000
 Accounts receivable - trade, less
  allowance for doubtful accounts of
  $15,000                                  49,000          46,000
 Due from D&O Insurance Carrier            22,000          86,000
 Costs and estimated earnings in excess
  of billings on uncompleted contracts     10,000               -
 Prepaid expenses and other current
  assets                                   37,000          52,000
                                         --------       ---------
       	    Total Current Assets          270,000         884,000
                                         --------       ---------

FURNITURE, FIXTURES, AND EQUIPMENT,
 LESS ACCUMULATED DEPRECIATION             73,000          25,000


DEMAND NOTE RECEIVABLE, SHAREHOLDER        60,000          60,000

DUE FROM JOINT VENTURE PARTNER FOR
 REIMBURSABLE EXPENSES                     17,000          80,000

OTHER ASSETS                               21,000          10,000
                                         --------       ---------
                            				      $   441,000    $  1,059,000
                                         ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable trade               $   178,000    $     68,000
 Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                                20,000          49,000
 Accrued expenses and other current
  liabilities                              88,000         100,000
                                         --------        --------
            Total Current Liabilities     286,000         217,000
                                         --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, $.01 par value:
  Authorized 1,000,000 shares, none
  issued
 Common stock, $.001 par value:
  Authorized - 50,000,000 shares
  Issued and outstanding - 5,881,000
  shares in 2001 and 5,877,000 shares
  in 2000                                   6,000          6,000
 Additional paid-in capital             5,256,000      5,250,000
 Accumulated Deficit                   (5,107,000)    (4,414,000)
                                        ---------      ---------
	         Total Stockholders' Equity
       	   (Deficiency)                   155,000        842,000
                                        ---------      ---------
                                      $   441,000    $ 1,059,000
                                        =========      =========

See accompanying notes to financial statements.



                   FLEMINGTON PHARMACEUTICAL CORPORATION

                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                              				  Three Months Ended     Six Months Ended
                              				      January 31,           January 31,
                                      2001      2000        2001     2000

REVENUES:
 Operating revenues             $  76,000  $  69,000    $ 141,000   $ 173,000
 Interest Income                    3,000      8,000       13,000      25,000
 Sale of New Jersey net
  operating loss carryforwards     47,000          -       47,000           -
                                 --------   --------     --------    --------
                                  126,000     77,000      201,000     198,000
COST AND EXPENSES:
 Operating expenses                19,000     47,000       33,000      96,000
 Product development              224,000     68,000      377,000     124,000
 Selling, general and
  administrative expenses         224,000    196,000      484,000     429,000
                                 --------   --------    ---------    --------
                                  467,000    311,000      894,000     649,000
                                 --------   --------    ---------    --------
NET INCOME (LOSS)               $(341,000) $(234,000)   $(693,000)  $(451,000)
                                 ========   ========     ========    ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      5,881,000  3,877,000    5,880,000   3,877,000
                                =========  =========    =========   =========
PER COMMON SHARE:
 Net Income (loss)                  $(.06)     $(.06)       $(.12)      $(.12)
                                =========  =========    =========   =========




See accompanying notes to financial statements.



                    FLEMINGTON PHARMACEUTICAL CORPORATION

               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (Unaudited)

                                                               Stockholders'
                      Common   Stock     Paid-in  Accumulated  Equity
                    Shares    Par Value  Capital    Deficit    (Deficiency)
=============================================================================
Balance, July 31,
 2000             5,877,000  $ 6,000 $5,250,000  $(4,414,000)   $842,000

Six Months Ended
January 31, 2001
 Common Shares
 Issued for
 Services             4,000        -      6,000                    6,000
 Net Loss                 -        -                (693,000)   (693,000)
                   -----------------------------------------------------
Balance, January
 31, 2001         5,881,000  $ 6,000 $5,256,000  $(5,107,000)   $155,000
                  ======================================================



See accompanying notes to financial statements.




                    FLEMINGTON PHARMACEUTICAL CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)


                                            Six Months Ended
                                               January 31,
                                            2001         2000

CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss)                             $(693,000)     $(451,000)
  Adjustments to reconcile net income
   (loss) to net cash
   flows from operating activities:
   Shares Issued for Services               6,000              -
   Options Issued for Services                  -         10,000
   Depreciation & Amortization              8,000          6,000
  Changes in operating assets and
   liabilities:
   Accounts receivable                     (3,000)        18,000
   Due from D&O Insurance Carrier          64,000              -
   Prepaid expenses and other current
    assets                                 15,000         17,000
   Due from joint venture partner for
    reimbursable expenses                  63,000              -
   Other Assets                           (11,000)             -
   Costs and estimated earnings in
    excess of billings on Uncompleted
    contracts                             (10,000)             -
   Accounts payable - trade               110,000        (40,000)
   Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                             (29,000)             -
   Accrued expenses and other current
    liabilities                           (12,000)       (20,000)
                                         --------       --------
Net cash flows from operating activities (492,000)      (460,000)
                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment      (56,000)        (8,000)
                                         --------       --------
NET CHANGE IN CASH                       (548,000)      (468,000)

CASH, BEGINNING OF PERIOD                 700,000        864,000
                                         --------       --------
CASH, END OF PERIOD                     $ 152,000      $ 396,000
                                         ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                         $       -      $       -
                                         ========       ========
  Income taxes paid                     $       -      $       -
                                         ========       ========


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had a history of recurring losses from operations, giving rise to an accumulated deficit through January 31, 2001 and will require substantial financing to fund anticipated product development costs. Resulting operating losses and negative cash flows from operations are likely to occur until, if ever, profitability can be achieved through successful marketing of newly developed products. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 2 -   On December 23, 1998, a former shareholder filed a lawsuit against the Company, its president and its chairman. The lawsuit alleged violations of the federal securities laws, and sought damages on behalf of a class of shareholders who purchased the Company's common stock during a period from Nov. 19, 1997 to Dec. 29, 1997. The Company has settled that lawsuit. See
Part II.  OTHER INFORMATION, Item 1. Legal Proceedings.

Note 3 -   On December 12, 2000, the Company received approximately $47,000 as consideration for transferring approximately $611,000 of New Jersey net operating loss tax benefit to a third party corporation buyer. The Technology Tax Certificate Transfer Program for transferring net operating loss and R&D tax benefits is the responsibility of New Jersey Economic Development Authority.



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

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operation through July 31, 1995, and also for the years ended July 31, 1997 ["Fiscal 1997"], 1998 ["Fiscal 1998"], 1999
["Fiscal 1999"], and 2000 ["Fiscal 2000"], giving rise to an accumulated deficit at January 31, 2001 of approximately $5,107,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997, Fiscal 1998, Fiscal 1999 and Fiscal 2000. Revenues from consulting may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

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

Results of Operations

The six months ended January 2001 [the "2001 Period"] and January 2000 [the "2000 Period"]

Operating revenues for the 2001 Period decreased approximately $32,000 or 18% to $141,000 from $173,000 for the 2000 Period. This revenue decrease for the 2001 period was primarily attributable to the lack of consulting engagements and clinical studies for clients. Interest income decreased approximately $12,000 or 48% to $13,000 for the 2001 Period from $25,000 for the 2000 Period due to a reduced cash balance for the 2001 period.

Total costs and expenses for the 2001 Period increased approximately $245,000 or 38% to $894,000 from $649,000 for the 2000 Period. This increase includes an approximate $79,000 increase in laboratory testing costs, an approximate $57,000 increase in clinical studies costs, an approximate $48,000 increase in payroll and payroll taxes, an approximate $38,000 increase in outside consulting fees, an approximate $14,000 increase in travel expenses and an approximate $14,000 increase in rent expenses. These cost increases were due primarily to the Company's decision to shift its activities from consulting and clinical studies for clients to development of pharmaceutical products utilizing the Company's proprietary delivery technologies.

The resulting net loss for the 2001 Period was $693,000 compared to a net loss of $451,000 for the 2000 Period.


The three months ended January 2001 [the "2001 Period"] and January 2000 [the "2000 Period"]

Operating revenues for the 2001 Period increased approximately $7,000 or 10% to $76,000 from $69,000 for the 2000 Period. Interest income decreased approximately $5,000 or 63% to $3,000 for the 2001 Period from $8,000 for the 2000 Period due to a reduced cash balance for the 2001 period. Other income of approximately $47,000, during the 2001 period, resulted from the sale of the Company's net operating loss tax benefit.

Total costs and expenses for the 2001 Period increased approximately $156,000 or 50% to $467,000 from $311,000 for the 2000 Period. This increase includes an approximate $44,000 increase in laboratory testing costs, an approximate $33,000 increase in clinical studies costs, an approximate $26,000 increase in payroll and payroll taxes, an approximate $11,000 increase in travel expenses, an approximate $10,000 increase in outside consulting fees, an approximate $10,000 increase in legal & professional fees, an approximate $9,000 increase in public company expenses, an approximate $9,000 increase in rent expenses and an approximate $5,000 increase in business franchise taxes.

The resulting net loss for the 2001 Period was $341,000 compared to a net loss of $234,000 for the 2000 Period.

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

Net cash used in operating activities approximated $492,000 for the 2001 Period compared to net cash used in operating activities of approximately $460,000 for the 2001 Period. Net cash used in operating activities for both the 2001 and 2000 periods was primarily attributable to the net loss of $693,000 and $451,000, respectively. For the 2001 Period, $56,000 was used for investing activities compared to $8,000 for the 2000 Period. Total cash flow for the 2001 period decreased approximately $548,000 as compared to a $468,000 decrease for the 2000 period.

The Company believes that it has sufficient cash to satisfy its cash
requirements for at least the next month.   Management is attempting to raise
capital for future cash needs.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.


                     PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On December 23, 1998, a complaint was filed against the Company in United States District Court for the District of New Jersey by Richard F. Biborosch, individually and as class representative. Defendants in the lawsuit included the Company, John J. Moroney, Harry A. Dugger, III, Ph.D. and Monroe Parker Securities, Inc. and two of its principals (collectively, "Monroe Parker").
The complaint alleged certain securities law violations against the Company relative to Monroe Parker's role as underwriter for the Company's initial public offering and the Company's alleged failure to properly disclose certain information relating to Monroe Parker. Relief sought by the plaintiff included certification of the action as a class action, damages, rescission and costs. On December 8, 2000 the lawsuit was dismissed with prejudice. Pursuant to the settlement agreement, the exact terms remain confidential.

Item 2. Changes in Securities

        N/A

Item 3. Defaults Upon Senior Securities

        N/A

Item 4. Submissions of Matters to a Vote of Security Holders

(a) On January 11, 2001, the Company held its annual meeting of shareholders ("Annual Meeting").

(b) Directors elected at the meeting were Harry A. Dugger, III, Ph.D., John
    J. Moroney, Robert F. Schaul, and Jack J. Kornreich, all of whom have served as Directors during the prior year.

(c) Matters addressed at the Annual Meeting included the election of directors, and the ratification of the appointment of auditors. The table below indicates each matter voted upon at the Annual Meeting and states the number of votes cast for or against each proposal as well as the number of abstentions and broker non votes for each proposal:

                                                                   Abstentions
Proposal Description or                              Votes Against  and Broker
  Name of Director                       Votes for   or Withheld    Non-Votes
==============================================================================
Ratification of Appointment of Auditors  2,754,050   2,728,193        398,994
Harry A. Dugger III, Ph.D.               3,152,044       1,000      2,728,193
John J. Moroney                          3,152,044       1,000      2,728,193
Robert F. Schaul                         3,152,044       1,000      2,728,193
Jack J. Kornreich                        3,132,734      20,310      2,728,193

Item 5. Other Information

        N/A

Item 6. Exhibits and Reports on Form 8-K

 a) Exhibits
    Exhibit 11. Statement re: computation of earnings per share for the six months ended January 31, 2001
 b) Reports on Form 8-K


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FLEMINGTON PHARMACEUTICAL CORPORATION

By:     /s/  Harry A. Dugger, III
        -------------------------------------
             Harry A. Dugger, III, President
             (Principal Executive Officer)

Date:   March 14, 2001


By:     /s/  Donald J. Deitman
        -----------------------------------------------
             Donald J. Deitman, Chief Financial Officer

Date:   March 14, 2001

     *******************************************************************

                                                              EXHIBIT 11

                  FLEMINGTON PHARMACEUTICAL CORPORATION
                      EARNINGS PER SHARE COMPUTATION
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                              (UNAUDITED)

                                                  SIX MONTHS ENDED
                                                  JANUARY 31, 2001

                                                       BASIC
Weighted average shares outstanding                  5,880,000
Dilutive effect of stock performance plans (1)               -
                                                     ---------
     Total                                           5,880,000
                                                     =========

Net Income (loss)                                         (693)
                                                          ====
Earnings per share                                        (.12)
                                                          ====

                                                  SIX MONTHS ENDED
                                                  JANUARY 31, 2000

                                                       BASIC

Weighted average shares outstanding                  3,877,000
Dilutive effect of stock performance plans (1)               -
                                                     ---------
     Total                                           3,877,000
                                                     =========
Net Income (loss)                                         (451)
                                                          ====
Earnings per share                                        (.12)
                                                          ====

(1) No potential shares from stock performance plans have been presented, as their effect would be anti-dilutive.