Form 10QSB
period 2001-04-30
FLEMINGTON PHARMACEUTICAL CORP
filed 2001-06-13
CIK 1043873

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the nine month period ended April 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  7,724,900 shares of common stock outstanding as of June 7, 2001.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]



                    FLEMINGTON PHARMACEUTICAL CORPORATION

                               BALANCE SHEETS

                                          April 30           July 31,
                                            2001               2000
                                           ------             ------
                                         (Unaudited)

ASSETS

CURRENT ASSETS:
 Cash and equivalents                   $    32,000      $    700,000
 Accounts receivable - trade, less
  allowance for doubtful accounts
  of $15,000                                  5,000            46,000
 Due from D&O Insurance Carrier              25,000            86,000
 Prepaid expenses and other current assets   26,000            52,000
                                            -------           -------
            Total Current Assets             88,000           884,000
                                            -------           -------
FURNITURE, FIXTURES, AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                    72,000            25,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER          60,000            60,000

DUE FROM JOINT VENTURE PARTNER FOR
 REIMBURSABLE EXPENSES                        6,000            80,000

OTHER ASSETS                                 17,000            10,000
                                            -------         ---------
                                        $   243,000      $  1,059,000
                                            =======         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable trade                 $   192,000      $     68,000
 Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                                  15,000            49,000
 Accrued expenses and other current
  liabilities                               117,000           100,000
                                            -------           -------
            Total Current Liabilities       324,000           217,000
                                            =======           =======
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, $.01 par value:
  Authorized 1,000,000 shares, none
  issued
 Common stock, $.001 par value:
  Authorized - 50,000,000 shares
  Issued and outstanding - 5,881,000
  shares in 2001 and 5,877,000 shares
  in 2000                                     6,000            6,000
 Additional paid-in capital               5,256,000        5,250,000
 Accumulated Deficit                     (5,343,000)      (4,414,000)
                                          ---------        ---------
           Total Stockholders' Equity
            (Deficiency)                    (81,000)         842,000
                                          ---------        ---------
                                        $   243,000      $ 1,059,000
                                          =========        =========

See accompanying notes to financial statements.


FLEMINGTON PHARMACEUTICAL CORPORATION

                             STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  Three Months Ended      Nine Months Ended
                                      April 30,               April 30,
                                  ------------------      ------------------
                                    2001       2000       2001         2000

REVENUES:
 Operating revenues              $   1,000 $  69,000   $  142,000   $  242,000
 Interest Income                     2,000     5,000       15,000       30,000
 Sale of New Jersey net operating
  loss carry forwards                    -         -       47,000            -
                                     -----    ------      -------      -------
                                     3,000    74,000      204,000      272,000
COST AND EXPENSES:
 Operating expenses                  9,000    33,000       42,000      129,000
 Product development                88,000    92,000      465,000      216,000
 Selling, general and
  administrative expenses          142,000   281,000      626,000      710,000
                                   -------   -------    ---------    ---------
                                   239,000   406,000    1,133,000    1,055,000
                                   -------   -------    ----------   ---------
NET INCOME (LOSS)                $(236,000)$(332,000)  $ (929,000)  $ (783,000)
                                   =======   =======    =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING              5,881,000 4,144,000    5,880,000    3,965,000
                                 ========= =========    =========    ========
BASIC AND DILUTED LOSS PER
 COMMON SHARE:
  Net loss                       $    (.04) $   (.08)  $     (.16)  $     (.20)
                                  ========   =======    =========    =========


See accompanying notes to financial statements.



                      FLEMINGTON PHARMACEUTICAL CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                   Common Stock
                  ---------------                                Stockholders'
                           Par           Paid-in     Accumulated  Equity
                  Shares   Value         Capital     Deficit     (Deficiency)
===============================================================================
Balance,
 July 31, 2000   5,877,000  $  6,000   $5,250,000   $(4,414,000)    $ 842,000
Nine Months Ended
 April 30, 2001
 Common Shares
  Issued for
  Services           4,000         -        6,000             -         6,000
 Net Loss                -         -            -      (929,000)     (929,000)
-----------------------------------------------------------------------------
Balance,
 April 30, 2001  5,881,000  $  6,000   $5,256,000   $(5,343,000)    $ (81,000)
=============================================================================

See accompanying notes to financial statements.



                   FLEMINGTON PHARMACEUTICAL CORPORATION

                          STATEMENT OF CASH FLOWS
                                (Unaudited)


                                         Nine Months Ended
                                             April 30,
                                         -----------------
                                         2001         2000
CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss)                           $(929,000)   $  (783,000)
 Adjustments to reconcile net income
 (loss) to net cash
  Flows from operating activities:
  Shares Issued for Services              6,000              -
  Options Issued for Services                 -         10,000
  Depreciation & Amortization            12,000         10,000
 Changes in operating assets and liabilities:
  Accounts receivable                    41,000        (15,000)
  Due from D&O Insurance Carrier         61,000              -
  Prepaid expenses and other current
   assets                                26,000        (52,000)
  Due from joint venture partner for
   reimbursable expenses                 74,000              -
  Costs and estimated earnings in excess
   of billings on Uncompleted contracts       -        (22,000)
  Other assets                           (7,000)         9,000
  Accounts payable - trade              124,000          6,000
  Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                            (34,000)        84,000
  Accrued expenses and other current
   liabilities                           17,000        (68,000)
                                       --------       --------
  Net cash flows from operating
   activities                          (609,000)      (821,000)
                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment    (59,000)        (9,000)
                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Private Placement                           -        984,000
                                       --------       --------
NET CHANGE IN CASH                     (668,000)       154,000
CASH, BEGINNING OF PERIOD               700,000        864,000
                                       --------       --------
CASH, END OF PERIOD                   $  32,000     $1,018,000
                                       ========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                        $       -     $        -
                                       ========      =========
 Income taxes paid                    $       -     $        -
                                       ========      =========

See accompanying notes to financial statements.




                   FLEMINGTON PHARMACEUTICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 	-  	Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made in the interim statements. Results of operations for interim periods are not necessarily indicative of the operating results for a full year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had a history of recurring losses from operations, giving rise to an accumulated deficit through April 30, 2001 and will require substantial financing to fund anticipated product development costs. Resulting operating losses and negative cash flows from operations are likely to occur until, if ever, profitability can be achieved through successful marketing of newly developed products. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
$47,000 as consideration for transferring approximately $611,000 of New Jersey net operating loss tax benefit to a third party corporation buyer. The Technology Tax Certificate Transfer Program for transferring net operating loss and R & D tax benefits is the responsibility of New Jersey Economic Development Authority.

Note 4 -	Subsequent Event - During May 2001, the company received net proceeds of approximately $1,170,000 from a continuing private placement. These proceeds resulted from the sale of approximately 1,844,000 shares of common stock, par value $.001 per share.



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

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operation through July 31, 1995, and also for the years ended July 31, 1997 ["Fiscal 1997"], 1998 ["Fiscal 1998"], 1999
["Fiscal 1999"], and 2000 ["Fiscal 2000"], giving rise to an accumulated deficit at April 30, 2001 of approximately $5,343,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997, Fiscal 1998, Fiscal 1999 and Fiscal 2000. Revenues from consulting may continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the joint development, testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels. In view of the Company's limited resources, its anticipated expenses and the competitive environment in which the Company operates, there can be no assurance that its operations will be sustained for the duration of the next fiscal year.

Results of Operations

The nine months ended April 2001 [the "2001 Period"] and April 2000 [the
 "2000 Period"]

Operating revenues for the 2001 Period decreased approximately $100,000 or 41% to $142,000 from $242,000 for the 2000 Period. This revenue decrease for the 2001 period was primarily attributable to the lack of consulting engagements and clinical studies for clients. Interest income decreased approximately $15,000 or 50% to $15,000 for the 2001 Period from $30,000 for the 2000 Period due to a reduced cash balance for the 2001 period.

Total costs and expenses for the 2001 Period increased approximately $78,000 or 7% to $1,133,000 from $1,055,000 for the 2000 Period. This increase includes an approximate $60,000 increase in clinical studies costs, an approximate $23,000 increase in rent expenses, an approximate $18,000 increase in automobile and travel expenses, an approximate $14,000 increase in laboratory testing costs and an approximate $9,000 increase in public company expenses. These cost increases were due primarily to the Company's decision to shift its activities from consulting and clinical studies for clients to development of pharmaceutical products utilizing the Company's proprietary delivery technologies. Legal and professional fees decreased an approximate $66,000, as a result of settlement of the shareholder lawsuit, and telephone expense decreased an approximate $11,000.

The resulting net loss for the 2001 Period was $929,000 compared to a net loss of $783,000 for the 2000 Period.


The three months ended April 2001 [the "2001 Period"] and April 2000 [the "2000 Period"]

Operating revenues for the 2001 Period decreased approximately $68,000 or 99% to $1,000 from $69,000 for the 2000 Period. Interest income decreased approximately $3,000 or 60% to $2,000 for the 2001 Period from $5,000 for the 2000 Period due to a reduced cash balance for the 2001 period.

Total costs and expenses for the 2001 Period decreased approximately $167,000 or 41% to $239,000 from $406,000 for the 2000 Period. This decrease includes an approximate $73,000 decrease in payroll and payroll taxes, an approximate $65,000 decrease in laboratory testing costs, an approximate $36,000 decrease in legal & professional fees, an approximate $15,000 decrease in outside consulting fees and an approximate $9,000 increase in rent expense.

The resulting net loss for the 2001 Period was $236,000 compared to a net loss of $332,000 for the 2000 Period.

Liquidity and Capital Resources

Net cash used in operating activities approximated $609,000 for the 2001 Period compared to net cash used in operating activities of approximately $821,000 for the 2000 Period. Net cash used in operating activities for both the 2001 and 2000 periods was primarily attributable to the net loss of $929,000 and $783,000, respectively. For the 2001 Period, $59,000 was used for investing activities compared to $9,000 for the 2000 Period. Total cash flow for the 2001 period decreased approximately $668,000 as compared to a $154,000 increase for the 2000 period.

During May 2001, the Company received net proceeds of approximately $1,170,000 from a continuing private placement. These proceeds resulted from the sale of approximately 1,844,000 shares of common stock, par value $.001 per share.

The Company believes that it has sufficient cash to satisfy its cash requirements for at least the next six (6) months.

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

     Effective May 7, 2001, the Company's Vice President for Product Development resigned.

     Effective June 1, 2001, the Company's Vice President for Regulatory Affairs resigned.

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



        FLEMINGTON PHARMACEUTICAL CORPORATION



By:	/s/  Harry A. Dugger, III
        ----------------------------
         Harry A. Dugger, III, President
         (Principal Executive Officer)


By:	/s/  Donald J. Deitman
        ----------------------------
         Donald J. Deitman, Chief Financial Officer



         *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *

EXHIBIT 11

                     FLEMINGTON PHARMACEUTICAL CORPORATION

                         EARNINGS PER SHARE COMPUTATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                    NINE MONTHS ENDED
                                     April 30, 2001
                                    -----------------
BASIC
Weighted average shares outstanding         5,880,000
Dilutive effect of stock performance
 plans (1)                                          -
                                            ---------
 Total                                      5,880,000
                                            =========
Net Income (loss)                                (929)
                                            =========
Earnings per share                               (.16)
                                            =========

                                    NINE MONTHS ENDED
                                     April 30, 2000
                                    -----------------
BASIC
Weighted average shares outstanding         3,965,000
Dilutive effect of stock performance
 plans (1)                                          -
                                            ---------
     Total                                  3,965,000
                                            =========

Net Income (loss)                                (783)
                                            =========
Earnings per share                               (.20)
                                            =========

1) No potential shares from stock performance plans have been presented, as their effect would be anti-dilutive