Form 10KSB/A
period 2000-07-31
FLEMINGTON PHARMACEUTICAL CORP
filed 2001-09-26
CIK 1043873

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
(Mark One)

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

         FILED HEREWITH

10.15    Agreement with Altana Inc., dated
         December 7, 1996

10.16    Agreement with CLL Pharma dated
         February 12, 1998

10.17    Agreement with Nace Resources, Inc.,
         dated December 29, 1997, together
         with Amendment Number. 1 dated
         February 9, 1998; Amendment Number 2
         dated November 29, 1999; and,
         Amendment Number 3, dated May 5,
         2000

10.18    Agreement with PolyMASC
         Pharmaceuticals plc, dated July 25,
         2000

10.19    Authoriziation to proceed with
         Innovex, Inc. and Novartis
         Pharmaceuticals Corp., dated June
         15, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FLEMINGTON PHARMACEUTICAL CORPORATION


Date: September 25, 2001               By: /S/ HARRY A. DUGGER, III
                                           ------------------------------------
                                               Harry A. Dugger, III, President


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