Form 10-Q
period 2001-10-31
FLEMINGTON PHARMACEUTICAL CORP
filed 2001-12-20
CIK 1043873

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				  FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	 For the three month period ended October 31, 2001

   [ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

	 For the transition period from _____to_____

			Commission file number 000-23399

		      FLEMINGTON PHARMACEUTICAL CORPORATION
	 (Exact name of small business issuer as specified in its charter)

	  Delaware                               22-2407152
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization                  Identificaton No.)

	   31 State Highway 12                     08822
	 Flemington, New Jersey                   Zip Code
 (Address of Principal Executive Offices)

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

    7,724,900 shares of common stock outstanding as of October 31, 2001.

	    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
			      Yes [ ]  No [X]_



		    FLEMINGTON PHARMACEUTICAL CORPORATION

				BALANCE SHEETS


					  October 31,          July 31,
					     2001                2001
					 ------------        ------------
					  (Unaudited)          (Note 1)
       ASSETS

CURRENT ASSETS:
  Cash                                    $   363,000        $   585,000
  Accounts receivable - trade, less
   allowance for doubtful accounts
   of $9,000                                  235,000             92,000
  Prepaid expenses and other current
   assets                                      50,000             57,000
					   ----------          ---------
       Total Current Assets                   648,000            734,000
					   ----------          ---------

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                     170,000            167,000

DEMAND NOTE RECEIVABLE, SHAREHOLDER            60,000             60,000

DUE FROM JOINT VENTURE PARTNER FOR
 REIMBURSABLE EXPENSES                         10,000              6,000

OTHER ASSETS                                   17,000             17,000
					   ----------          ---------
					  $   905,000        $   984,000
					   ==========          =========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable-trade                   $    37,000        $    11,000
 Accrued expenses and other current
  liabilities                                 219,000             77,000
					   ----------          ---------
       Total Current Liabilities              256,000             88,000
					   ----------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, $.01 par value:
  Authorized 1,000,000 shares, none issued
 Common stock, $.001 par value:
  Authorized - 50,000,000 shares
  Issued and outstanding 7,724,900 shares       8,000              8,000
 Additional paid-in capital                 6,411,000          6,411,000
 Accumulated Deficit                       (5,770,000)        (5,523,000)
					    ---------          ---------
       Total Stockholders' Equity
	(Deficiency)                          649,000            896,000
					    ---------          ---------
					  $   905,000        $   984,000
					    =========          =========


See accompanying notes to financial statements.



		     FLEMINGTON PHARMACEUTICAL CORPORATION
			   STATEMENTS OF OPERATIONS
				  (Unaudited)


					      Three Months Ended
						  October 31
					    ------------------------
					      2001             2000
					    ------------------------

CONSULTING REVENUES                         $   72,000    $   65,000

CONSULTING, SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                       324,000       427,000
					      --------      --------
LOSS FROM OPERATIONS                        $ (252,000)   $ (362,000)

INTEREST INCOME                                  5,000        10,000
					      --------      --------
NET LOSS                                    $ (247,000)   $ (352,000)
					      ========      ========

BASIC AND DILUTED LOSS PER SHARE            $     (.03)   $     (.06)
					     =========     =========
SHARES ISSUED IN COMPUTATION OF BASIC
 AND DILUTED LOSS PER SHARE                  7,724,900     5,878,541
					     =========     =========

See accompanying notes to financial statements.




		   FLEMINGTON PHARMACEUTICAL CORPORATION
	STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
				 (Unaudited)

		   Common Stock                                  Stockholders'
		 -----------------      Paid-in   Accumulated       Equity
		 Shares   Par Value     Capital    Deficit       (Deficiency)
------------------------------------------------------------------------------
BALANCE,
JULY 31, 2001      7,724,000  $8,000    $6,411,000  $(5,523,000)    $ 896,000

THREE MONTHS ENDED
OCTOBER 31, 2001
 Net Loss                  -       -             -     (247,000)     (247,000)
-----------------------------------------------------------------------------
BALANCE,
October 31, 2001   7,724,900  $8,000    $6,411,000  $(5,770,000)    $ 649,000
=============================================================================



See accompanying notes to financial statements.




		   FLEMINGTON PHARMACEUTICAL CORPORATION
			  STATEMENT OF CASH FLOWS
				(Unaudited)


						Three Months Ended
						    October 31
					       --------------------
					       2001            2000
					       --------------------

CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                     $(247,000)  $(352,000)
 Adjustments to reconcile net income
 (loss) to net cash flows from operating
 activities:
 Shares issued for services                           -       6,000
 Depreciation and amortization                   12,000       3,000
 Changes in operating assets and liabilities:
  Accounts receivable                          (143,000)     13,000
  Due from D&O Insurance Carrier                      -     (12,000)
  Prepaid expenses and other current assets       7,000      11,000
  Due from Joint Venture partner for
   reimbursable expenses                         (4,000)     13,000
  Other Assets                                        -     (17,000)
  Accounts payable - trade                       26,000     (34,000)
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                  -     (44,000)
  Accrued expenses and other current
   liabilities                                  142,000     (45,000)
					       --------    --------
  Net cash flows from operating activities     (207,000)   (458,000)
					       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchase of property and equipment             (15,000)    (27,000)
					       --------    --------
  Net cash flows from investing activities      (15,000)    (27,000)
					       --------    --------
NET CHANGE IN CASH                             (222,000)   (485,000)
CASH, BEGINNING OF PERIOD                       585,000     700,000
					       --------    --------
CASH, END OF PERIOD                           $ 363,000   $ 215,000
					       ========    ========


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                $       -   $       -
					       ========    ========
 Income taxes paid                            $       -   $       -
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

	  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had a history of recurring losses from operations, giving rise to an accumulated deficit through October 31, 2001 and will require substantial financing to fund anticipated business development costs. Resulting operating losses and negative cash flows from operations are likely to occur until, if ever, profitability can be achieved through successful marketing of the Company's developed products. These factors raise substantial doubt about the Company's ability to continue as a going concern.

	  Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of Flemington Pharmaceutical Corporation (the "Company"), for the year ended July 31, 2001.

Note 2  - Accrued expenses and other current liabilities:

	  Approximately $154,000 of accrued clinical study costs for clients and $49,000 of accrued salary and related payroll taxes due to the company's president and CEO are included in the $219,000 total. The remainder is accrued expenses and other current liabilities.




Note 3 - Pursuant to an employment agreement dated September 4, 2001, the Company granted 700,000 non-plan options to a director and officer of the Company. The term of the options is ten (10) years and the exercise price is $0.75 per share. 350,000 of these options vest and become exercisable quarterly commencing September 4, 2001 and ending on June 5, 2002. In addition, the remaining 350,000 options will be issued if certain milestones are achieved. The Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock options to employees.

Note 4  - Subsequent Events:

	  During December 2001, the Company received net proceeds of approximately $3,000,000 from a private placement of 4,000,000 Units of the Company's securities. Each Unit consisted of a common share, par value $.001, and a warrant to purchase an additional share of the company's common stock at an exercise price of $0.75 within seven (7) years. The sale price of each Unit was $0.75.

	  During December 2001, the Company granted an aggregate of 100,000 stock options under the Company's 1998 option plan, exercisable at $0.80 for a period of ten (10) years, to four (4) managerial employees.

	  During December 2001, the Company extended the term of 50,000 options previously granted to each of the Company's CEO and Chairman, respectively. These options, previously set to expire on March 25, 2003, now expire on December 10, 2006. All other terms of the options remain unchanged.

	  During December 2001, the Company's Board of Directors acted to increase the number of options provided by the Company's 1998 option plan from 500,000 to the lesser of 2,000,000 or the maximum number permitted by law. The Board's action in this respect will be submitted for ratification by the shareholders at the Company's 2001 Annual Meeting.

	  During December 2001, to resolve a disagreement with a consultant, the Company agreed to issue 50,000 warrants, having a term of seven
	  (7) years, to purchase the Company's common stock at $0.75 per share.




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

Since its inception, substantially all of the Company's revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. The Company has had a history of recurring losses from operation through July 31, 1995, and also for the years ended July 31, 1997 ["Fiscal 1997"], 1998 ["Fiscal 1998"], 1999
["Fiscal 1999"], 2000 ["Fiscal 2000"], and 2001 ["Fiscal 2001"], giving rise to an accumulated deficit at October 31, 2001 of approximately $5,770,000. Although substantially all of the Company's revenues to date have been derived from its consulting business, the future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to enter into license agreements with drug companies who will market and distribute the final products. The Company's revenues from consulting declined during Fiscal 1997, Fiscal 1998, Fiscal 1999 and Fiscal 2000. Revenues from consulting increased slightly during Fiscal 2001. Revenues from consulting may decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

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

Results of Operations

The three months ended October 2001 [the "2001 Period"] and October 2000 [the "2000 Period"]

Operating revenues for the 2001 Period increased approximately $7,000 or 11% to $72,000 from $65,000 for the 2000 Period. Interest income for the 2001 Period decreased approximately $5,000 or 50% to $5,000 from $10,000 for the 2000 Period due to the lower average cash balance during the 2001 Period.

Total costs and expenses for the 2001 Period decreased approximately $103,000 or 24% to $324,000 from $427,000 for the 2000 Period. This decrease includes an approximate $72,000 decrease in payroll expenses due to April, May and June 2001 employee resignations, an approximate $49,000 increase in legal and professional fees, an approximate $47,000 decrease in outside laboratory costs due to the Company having established an internal laboratory, an approximate $41,000 decrease in outside consulting fees due to employees performing these functions and an approximate $9,000 increase in depreciation and amortization expenses due to previously purchased equipment being entered into service during the current period.

The resulting net loss for the 2001 Period was $247,000 compared to a net loss of $352,000 for the 2000 Period.


Liquidity and Capital Resources

Net cash used in operating activities approximated $207,000 for the 2001 Period compared to net cash used in operating activities of approximately $458,000 for the 2000 Period. Net cash used in operating activities for both the 2001 and 2000 periods was primarily attributable to the net loss of $247,000 and $352,000, respectively. For the 2001 Period, $15,000 was used for investing activities compared to $27,000 for the 2000 Period. Total cash flow for the 2001 period decreased approximately $222,000 as compared to a $485,000 decrease for the 2000 period.

During December 2001, the Company received net proceeds of approximately $3,000,000 from a private placement of the Company's common stock (see Note
3). The Company believes that it currently has sufficient cash to satisfy its cash requirements for at least the next twenty four (24) months.


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

	N/A

Item 5. Other Information

	N/A

Item 6. Exhibits and Reports on Form 8-K

	a)  Exhibits

	    Exhibit 11. Statement re: computation of earnings per share for the three months ended October 31, 2001

	b)  Reports on Form 8-K





				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			   FLEMINGTON PHARMACEUTICAL CORPORATION


			   By: /s/ Harry A. Dugger, III
			   -------------------------------
			   Harry A. Dugger, III, President
			   (Principal Executive Officer)


			   By: /s/ Donald J. Deitman
			   ------------------------------------------
			   Donald J. Deitman, Chief Financial Officer





				 EXHIBIT 11

		   FLEMINGTON PHARMACEUTICAL CORPORATION

		       EARNINGS PER SHARE COMPUTATION

	       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
				(UNAUDITED)

						    THREE MONTHS ENDED
						   -------------------
						     October 31, 2001
						   -------------------
							  BASIC
						   -------------------

Weighted average shares outstanding                      7,724,900
Dilutive effect of stock performance plans (1)                   -
							 ---------
  Total                                                  7,724,900

Net Income (loss)                                             (247)
							 ---------
Earnings per share                                            (.03)
							 ---------


						    THREE MONTHS ENDED
						    ------------------
						     October 31, 2000
						    ------------------
							  BASIC
						    ------------------

Weighted average shares outstanding                      5,878,541
Dilutive effect of stock performance plans (1)                   -
							 ---------
  Total                                                  5,878,541
							 ---------

Net Income (loss)                                             (352)
							 ---------
Earnings per share                                            (.06)
							 ---------



(1) No potential shares from stock performance plans have been presented, as their effect would be anti-dilutive