Form 10QSB
period 2002-01-31
FLEMINGTON PHARMACEUTICAL CORP
filed 2002-03-18
CIK 1043873

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				 FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the six month period ended January 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

		      Commission file number 000-23399

		    FLEMINGTON PHARMACEUTICAL CORPORATION
      (Exact name of small business issuer as specified in its charter)

	  Delaware                                    22-2407152
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                      Identification No.)

	31 State Highway 12
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,391,567 shares of common stock outstanding as of March 14, 2002.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]



		    FLEMINGTON PHARMACEUTICAL CORPORATION

				BALANCE SHEETS


					    January 31,         July 31,
					       2002               2001
					    -----------        ----------
					    (Unaudited)

		   ASSETS
CURRENT ASSETS:
 Cash                                       $ 3,246,000       $   585,000
 Accounts receivable - trade, less
  allowance for doubtful accounts of
  $15,000 at January 31, 2002 and and
  $9,000 at July 31, 2001                       138,000            92,000
 Prepaid expenses and other current assets       92,000            57,000
					      ---------         ---------
 Total Current Assets                         3,476,000           734,000
					      ---------         ---------

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                       220,000           167,000

DEMAND NOTE RECEIVABLE, OFFICER                       -            60,000

DUE FROM JOINT VENTURE PARTNER FOR
 REIMBURSABLE EXPENSES                           10,000             6,000

OTHER ASSETS                                     18,000            17,000
					      ---------         ---------
					    $ 3,724,000       $   984,000
					      =========         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
 Accounts payable trade                     $   125,000       $    11,000
 Accrued expenses                               226,000            77,000
					      ---------         ---------
 Total Current Liabilities                      351,000            88,000
					      ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, $.01 par value:
  Authorized 1,000,000 shares, none issued
 Common stock, $.001 par value:
  Authorized 50,000,000 shares
  Issued and outstanding - 11,724,900
  shares in 2002 and 7,724,900
  shares in 2001                                 12,000             8,000
 Additional paid-in capital                   9,431,000         6,411,000
 Accumulated Deficit                         (6,070,000)       (5,523,000)
					      ---------         ---------
 Total Stockholders' Equity (Deficiency)      3,373,000           896,000
					      ---------         ---------
					     $3,724,000        $  984,000
					      =========         =========


See accompanying notes to financial statements.

		    FLEMINGTON PHARMACEUTICAL CORPORATION

			  STATEMENTS OF OPERATIONS
				 (Unaudited)


				Three Months Ended        Six Months Ended
				    January 31,              January 31,
				------------------       ------------------
				  2002       2001         2002       2001
				-------     ------       ------     ------

CONSULTING REVENUES            $ 183,000  $  76,000     $ 255,000  $ 141,000

CONSULTING, SELLING, GENERAL
 AND ADMINISTRATIVE EXPENSES     548,000    467,000       872,000    894,000
				-------------------       ------------------
LOSS FROM OPERATIONS            (365,000)  (391,000)     (617,000)  (753,000)

BUYOUT OF CONSULTANT'S CONTRACT  (33,000)         -       (33,000)         -

INTEREST INCOME                   10,000      3,000        15,000     13,000
				 ------------------       ------------------
NET LOSS BEFORE TAXES           (388,000)  (388,000)     (635,000)  (740,000)

DEFERRED INCOME TAX BENEFIT       88,000     47,000        88,000     47,000
				 ------------------       ------------------
NET LOSS                       $(300,000) $(341,000)    $(547,000) $(693,000)
				 ==================       ==================

BASIC AND DILUTED LOSS
 PER SHARE                     $    (.03) $    (.06)    $    (.06) $    (.12)
				 ==================      ===================

SHARES USED IN COMPUTATION
 OF BASIC AND DILUTED
 LOSS PER SHARE                9,942,291  5,881,237     8,833,596  5,879,889
			       ====================     ====================



See accompanying notes to financial statements.

		    FLEMINGTON PHARMACEUTICAL CORPORATION

		STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
				(Unaudited)


		    Common Stock
		 -------------------                             Stockholders'
			     Par      Paid-in     Accumulated       Equity
		  Shares     Value    Capital       Deficit      (Deficiency)
------------------------------------------------------------------------------
BALANCE,
 JULY 31, 2001  7,724,900   $ 8,000   $6,411,000  $(5,523,000)  $   896,000

SIX MONTHS ENDED
JANUARY 31, 2002
In Connection
 with private
 placement, net
 of costs       4,000,000     4,000    2,980,000            -     2,984,000
Warrants issued
 for services           -         -       40,000            -        40,000
Net Loss                -         -            -     (547,000)     (547,000)
	       ------------------------------------------------------------
BALANCE,
 JANUARY 31,
 2002          11,724,900   $12,000   $9,431,000  $(6,070,000)  $ 3,373,000
	       ============================================================



See accompanying notes to financial statements.

		   FLEMINGTON PHARMACEUTICAL CORPORATION

			 STATEMENT OF CASH FLOWS
			       (Unaudited)

						     Six Months Ended
						       January 31,
					     -----------------------------
						  2002            2001
					     -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss)                                   $  (547,000)    $  (693,000)
 Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
  Warrants issued for Services                     40,000               -
  Shares Issued for Services                            -           6,000
  Depreciation & Amortization                      28,000           8,000
  Allowance for Doubtful Accounts                   6,000               -
 Changes in operating assets and liabilities:
  Accounts receivable                             (52,000)         (3,000)
  Due from D&O Insurance Carrier                        -          64,000
  Prepaid expenses and other current assets       (35,000)         15,000
  Demand note receivable, officer                  60,000               -
  Due from joint venture partner for
   reimbursable expenses                           (4,000)         63,000
  Other Assets                                     (1,000)        (11,000)
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                    -         (10,000)
  Accounts payable - trade                        114,000         110,000
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                    -         (29,000)
  Accrued expenses and other current liabilities  149,000         (12,000)
						---------       ---------
 Net cash flows from operating activities        (242,000)       (492,000)
						---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchase of property and equipment               (81,000)        (56,000)
						---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES -
 Proceeds received from issuance of
  common stock through a private placement
  offering                                      2,984,000               -
						---------       ---------
NET CHANGE IN CASH                              2,661,000        (548,000)

CASH, BEGINNING OF PERIOD                         585,000         700,000
						---------       ---------
CASH, END OF PERIOD                             3,246,000         152,000
						=========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                 $        -      $        -
						=========       =========
 Income taxes paid                             $        -      $        -
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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had a history of recurring losses from operations, giving rise to an accumulated deficit through January 31, 2002. Resulting operating losses and negative cash flows from operations are likely to occur until, if ever, profitability can be achieved through successful marketing of the Company's developed products.

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

Note 2 - Stockholder's Note Receivable:

     During January 2002, the Company's President repaid a $60,000; 7% demand loan and approximately $5,000 accrued interest to the Company. The Company granted this loan during April 1998.

     Accrued expenses:

     Approximately $100,000 of accrued clinical study costs for clients, approximately $70,000 of accrued employee vacation and approximately $26,000 of accrued salary and related payroll taxes due to three (3) of the company's officers are included in the $226,000 total. The remainder is other current liabilities.

Note 3 - Private Placement:

     During December 2001, the Company received net proceeds of approximately $2,984,000 from a private placement of 4,000,000 Units of the Company's securities. Each Unit consisted of a common share, par value $.001, and a warrant to purchase an additional share of the company's common stock at an exercise price of $0.75 within seven (7) years. The sale price of each Unit was $0.75. The Private Placement agreement also provided for an additional placement of 2,666,667 units on or before June 12, 2002. See also Subsequent Events (Note 7).

Note 4 - Stock Options and Warrants

     Pursuant to an employment agreement dated September 4, 2001, and an amendment in December 2001, the Company granted 1,050,000 non-plan options to Robert C. Galler, a director and officer of the Company. The term of the options is ten years and the exercise price is $.75 per share.
     700,000 of these options vested in December 2001. An additional 350,000 options will be issued to Mr. Galler if certain conditions in his employment agreement are achieved. The Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock options to employees. See also Note 6.

     During December 2001, the Company granted an aggregate of 100,000 stock options under the Company's 1998 option plan, exercisable at $0.80 per share for a term of ten (10) years, to four (4) non-managerial employees. The Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock options to employees.

     During December 2001, the Company extended the term of 50,000 options previously granted to each of the Company's CEO and Chairman, respectively. These options, previously set to expire on March 25, 2003, now expire on December 10, 2006. All other terms of the options remain unchanged. In accordance with Financial Interpretation No. 44, "Accounting for certain transactions involving Stock Compensation (Interpretation of APB opinion No. 25), no expense was recorded because the exercise price of the option was higher than the price of the common stock on the date that the life of the options was extended.

     During December 2001, the Company's Board of Directors acted to increase the number of options provided by the Company's 1998 option plan from 500,000 to 1,075,000. The Board's action in this respect was submitted for ratification by the shareholders at the Company's 2001 Annual Meeting, held February 15, 2002, at which it was approved.

     During December 2001, to buy-out a contract with a consultant, the Company agreed to issue 50,000 warrants, having a term of seven (7) years, to purchase the Company's common stock at $0.75 per share, in exchange for which all relationships between the Company and the consultant were terminated. An expense of $33,000 was recorded to recognize the settlement.

     In January 2002, pursuant to an agreement with The Trout Group, LLC (see
     Note 6, below), the Company issued warrants to purchase 60,000 shares of common stock at an exercise price of $2.00 per share. The warrants have a 5-year life and vest quarterly through October 1, 2002.

Note 5 - Deferred income tax benefit:

     On December 19, 2001, the Company received approximately $88,000 as consideration for transferring approximately $1,159,000 of New Jersey net operating loss tax benefit to a third party corporation buyer. The Technology Tax Certificate Transfer Program for transferring net operating loss and R & D tax benefits is the responsibility of New Jersey Economic Development Authority.

Note 6 - Contracts:

     In September, 2001 the Company entered into an employment agreement with Robert Galler, who became Vice President - Corporate Development and a Director of the Company. The Agreement was amended in December, 2001. Under the Agreement as amended, Mr. Galler was hired for a period of three years, at a base salary of $180,000 per year. See also Note 4.

     During January 2002, the Company entered into a consulting agreement, and will pay $25,000 per quarter through December 31, 2002 for investor relations with The Trout Group, LLC. See also Note 4.

Note 7 - Subsequent Events:

     In February 2002 the Company entered into an employment agreement, effective January 1, 2002, with its President, Harry A. Dugger III. The Agreement has a term of three years and provides for a base salary of $248,000 per year.

     In February, 2002 the Company entered into an employment agreement, effective January 1, 2002, with its Chief Financial Officer, Donald Deitman. The Agreement has a term of three years and provides for a base salary of $125,000 per year.

     In February 2002 the Company entered into a consulting agreement for the rendition of advice regarding strategic transactions. The Agreement has a term of one year, and is renewable annually thereafter. The Agreement provides for base fees of $300,000 per year, with additional compensation payable for the achievement of certain goals set forth in the Agreement. Upon execution of this agreement, 1,000,000 options were issued with a 10 year life at an exercise price of $2.40 per common share. The options vest and become exercisable in three equal annual installments commencing February 1, 2003. In addition, in February 2002, this consultant was elected as a member and Chairman of the Company's Board of Directors.

     In February 2002, the board issued non-plan options to outside directors. 75,000 options were issued to each of two directors and 37,500 options to one director. These options have an exercise price of $2.69 and a term of 10 years.

     During March 2002, the Company amended the private placement agreement referred to in Note 3, above to accelerate the placement of the additional 2,666,667 units of the Company's securities, which such placement closed simultaneously with the signing of the amendment. Net proceeds from this portion of the placement was approximately $1,990,000. Each unit consisted of a common share, par value $.001, and a warrant to purchase an additional share of the Company's common stock.

		    FLEMINGTON PHARMACEUTICAL CORPORATION

Part I, Item 2.  Management's Discussion and Analysis

Flemington Pharmaceutical Corporation, a New Jersey corporation (the "Company"), is engaged in the development of novel application drug delivery systems for presently marketed prescription and over-the-counter ("OTC") drugs and been a consultant to the pharmaceutical industry. Since 1992, the Company has used its consulting revenues to fund its own product development activities.

Since its inception, substantially all of the Company's revenues have been derived from its consulting activities. The Company has had a history of recurring losses from operation, giving rise to an accumulated deficit at January 31, 2002 of approximately $6,070,000. Revenues from consulting may be expected to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

Results of Operations

The six months ended January 2002 [the "2002 Period"] and January 2001 [the "2001 Period"]

Operating revenues for the 2002 Period increased approximately $114,000 or 81% to $255,000 from $141,000 for the 2001 Period. This revenue increase for the 2002 period was primarily attributable to an increase in clinical studies for clients.

Total costs and expenses for the 2002 Period increased approximately $11,000 or 1% to $905,000 from $894,000 for the 2001 Period. This increase includes an approximate $48,000 in legal & professional fees, an approximate $33,000 in buy-out of contract with a consultant (see note 4), an approximate
$20,000 in payroll expense primarily due to the establishment of a vacation pay accrual, an approximate $20,000 in depreciation and amortization expense due to the earlier purchase of internal laboratory equipment, an approximate $13,000 in rent expenses due to increased rents for the Company's facilities, occupied in October 2000, and the establishment of the Company's Florida office during October 2001, an approximate $11,000 in public company expenses due primarily to an increase in the number of outside directors and the increased number of board meetings held during the 2002 period, an approximate $8,000 in trade show and conference expenses and an approximate $6,000 in bad debt expense.

Costs and expenses decreases for the 2002 period, as compared to the 2001 period, includes an approximate $100,000 in laboratory testing and clinical studies costs due primarily to the Company's earlier decision to establish an internal laboratory and an approximate $51,000 in outside consulting fees due to the internalization of some consulting functions.

Interest income increased approximately $2,000 or 15% to $15,000 for the 2002 Period from $13,000 for the 2001 Period due to an increased average cash balance in conjunction with reduced interest rates for the 2002 period.

Deferred income tax benefit for the 2002 period was approximately $88,000 compared to approximately $47,000 for the 2001 period. These benefits resulted from the sale of the Company's New Jersey net operating losses.

The resulting net loss for the 2002 Period was $547,000 compared to a net loss of $693,000 for the 2001 Period.


The three months ended January 2002 [the "2002 Period"] and January 2001 [the "2001 Period"]

Operating revenues for the 2002 Period increased approximately $107,000 or 141% to $183,000 from $76,000 for the 2001 Period.

Total costs and expenses for the 2002 Period increased approximately $114,000 or 24% to $581,000 from $467,000 for the 2001 Period. This increase includes an approximate $92,000 in payroll expense primarily due to the establishment of a vacation pay accrual, an approximate $33,000 in buy-out of consultant's contract (see note 4), an approximate $12,000 in public company expenses due primarily to an increase in the number of outside directors and the increased number of board meetings held during the 2002 period, an approximate $11,000 in depreciation and amortization expense due to the earlier purchase of internal laboratory equipment, an approximate $8,000 in trade show and conference expenses, an approximate $6,000 in bad debt expense, an approximate $5,000 in inside laboratory supplies expenses and an approximate $5,000 in rent expenses.

Costs and expenses decreases for the 2002 period, as compared to the 2001 period, includes an approximate $54,000 in laboratory testing and clinical studies costs due primarily to the Company's earlier decision to establish an internal laboratory, an approximate $9,000 in outside consulting fees due to the internalization of some consulting functions and an approximate $9,000 in insurance expenses due primarily to fewer employees requiring medical insurance coverage.

Interest income increased approximately $7,000 or 233% to $10,000 for the 2002 Period from $3,000 for the 2001 Period due to an increased average cash balance.

Deferred income tax benefit for the 2002 period was approximately $88,000 compared to approximately $47,000 for the 2001 period. These benefits resulted from the sale of the Company's New Jersey net operating losses.

The resulting net loss for the 2002 Period was $300,000 compared to a net loss of $341,000 for the 2001 Period.

Liquidity and Capital Resources

Net cash used in operating activities approximated $242,000 for the 2002 Period compared to net cash used in operating activities of approximately $492,000 for the 2001 Period. Net cash used in operating activities for both the 2002 and 2001 periods was primarily attributable to the net loss of $547,000 and $693,000, respectively. For the 2002 Period, $81,000 was used for investing activities compared to $56,000 for the 2001 Period. Total cash flow for the 2002 period increased approximately $2,661,000 as compared to a $548,000 decrease for the 2001 period.

During March 2002, the Company received net proceeds of approximately $1,990,000 from a private placement of the Company's common stock (see Note 3). The Company believes that it currently has sufficient cash to satisfy its cash requirements for at least the next twenty four (24) months.


Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

			 PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

	N/A

Item 2. Changes in Securities

	On December 12, 2001, the Company issued 4,000,000 shares of its common stock to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The company sold such shares at $.75 per share resulting in net proceeds of approximately $2,984,000.

Item 3. Defaults Upon Senior Securities

	N/A

Item 4. Submissions of Matters to a Vote of Security Holders

	N/A

Item 5. Other Information

	N/A

Item 6. Exhibits and Reports on Form 8-K

	a) Exhibits

	   Exhibit 11. Statement re: computation of earnings per share for the six months ended January 31, 2002

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

				 EXHIBIT 11

		   FLEMINGTON PHARMACEUTICAL CORPORATION

		       EARNINGS PER SHARE COMPUTATION

	      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
				 (UNAUDITED)



						     SIX MONTHS ENDED
						     JANUARY 31, 2002
						     ----------------
							  BASIC
						     ----------------
Weighted average shares outstanding                         8,833,596
Dilutive effect of stock performance plans (1)                      -
						     ----------------
     Total                                                  8,833,596

Net Income (loss)                                                (547)
						     ----------------

Earnings per share                                               (.06)
						     ----------------


						     SIX MONTHS ENDED
						     JANUARY 31, 2001
						     ----------------
							  BASIC
						     ----------------
Weighted average shares outstanding                         5,879,889
Dilutive effect of stock performance plans (1)                      -
						     ----------------
     Total                                                  5,879,889

Net Income (loss)                                                (693)
						     ----------------

Earnings per share                                               (.12)
						     ----------------


   (1) No potential shares from stock performance plans have been presented, as their effect would be anti-dilutive