Form 10QSB
period 2002-04-30
FLEMINGTON PHARMACEUTICAL CORP
filed 2002-06-19
CIK 1043873

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549

				FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the nine month period ended April 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

		  For the transition period from _____to_____

		       Commission file number 000-23399


		    FLEMINGTON PHARMACEUTICAL CORPORATION
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

  Delaware                                                22-2407152
------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                         Identifcation No.)

			      31 State Highway 12
			     Flemington, New Jersey
		     --------------------------------------
		    (Address of Principal Executive Offices)


				     08822
				     -----
				   (Zip Code)

				 (908)782-3431
			   -------------------------
			  (Issuer's telephone number)

 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  [X]   No [ ]


 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
      14,391,567 shares of common stock outstanding as of June 14, 2002.

	    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

				Yes[ ]  No [X]



		     FLEMINGTON PHARMACEUTICAL CORPORATION

				BALANCE SHEETS


						    April 30,     July 31,
						      2002          2001
						  ------------   ----------
						   (Unaudited)


ASSETS

CURRENT ASSETS:
 Cash and equivalents                             $ 4,530,000   $   585,000
 Accounts receivable - trade, less
  allowance for doubtful accounts of $98,000
  at April 30, 2002 and $9,000 at July 31, 2001        97,000        92,000
 Prepaid expenses and other current assets             79,000        57,000
						    ---------     ---------
 Total Current Assets                               4,706,000       734,000
						    ---------     ---------


FURNITURE, FIXTURES, AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                             301,000       167,000

DEMAND NOTE RECEIVABLE, OFFICER                             -        60,000

DUE FROM JOINT VENTURE PARTNER FOR REIMBURSABLE
 EXPENSES                                              10,000         6,000

OTHER ASSETS                                           18,000        17,000
						    ---------     ---------
						   $5,035,000   $   984,000
						    =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable trade                            $  202,000   $    11,000
 Accrued expenses                                     196,000        77,000
						    ---------     ---------
 Total Current Liabilities                            398,000        88,000
						    ---------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, $.01 par value:
  Authorized 1,000,000 shares, none issued
 Common stock, $.001 par value:
  Authorized - 50,000,000 shares
  Issued and outstanding - 14,391,567 shares
  in 2002 and 7,724,900 shares in 2001                 14,000         8,000
 Additional paid-in capital                        12,734,000     6,411,000
 Accumulated Deficit                               (8,111,000)   (5,523,000)
						   ----------     ---------
 Total Stockholders' Equity (Deficiency)            4,637,000       896,000
						   ----------     ---------
						   $5,035,000   $   984,000
						    =========     =========



See accompanying notes to financial statements.

		   FLEMINGTON PHARMACEUTICAL CORPORATION

			 STATEMENTS OF OPERATIONS
			       (Unaudited)



				    Three Months Ended     Nine Months Ended
					 April 30,           April 30, 2002
				   --------------------  --------------------
				    2002          2001     2002        2001
				   ------------------------------------------

CONSULTING REVENUES            $    81,000   $  1,000  $   335,000  $  142,000

CONSULTING, SELLING, GENERAL
 AND ADMINISTRATIVE EXPENSES     2,139,000    239,000    3,011,000   1,133,000
				 ---------------------------------------------
LOSS FROM OPERATIONS            (2,058,000)  (238,000)  (2,676,000)   (991,000)

BUY-OUT OF CONSULTANT'S CONTRACT         -          -      (32,000)          -

INTEREST INCOME                     17,000      2,000       32,000      15,000
				 ---------------------------------------------
NET LOSS BEFORE TAXES           (2,041,000)  (236,000)  (2,676,000)   (976,000)

DEFERRED INCOME TAX BENEFIT              -          -       88,000      47,000
				 ---------------------------------------------
NET LOSS                       $(2,041,000) $(236,000) $(2,588,000) $ (929,000)
				 =============================================
BASIC AND DILUTED LOSS PER
   SHARE                       $      (.15) $    (.04) $      (.25) $     (.16)
				 =============================================
SHARES USED IN COMPUTATION
 OF BASIC AND DILUTED LOSS
 PER SHARE                      13,432,765  5,881,237   10,332,959   5,879,910
				==============================================







See accompanying notes to financial statements.

		 FLEMINGTON PHARMACEUTICAL CORPORATION

       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
			      (Unaudited)



		     Common Stock
		 ---------------------                          Stockholders'
				Par     Paid-in    Accumulated     Equity
		  Shares       Value    Capital      Deficit     (Deficiency)
-----------------------------------------------------------------------------
Balance,
 July 31, 2001   7,724,900   $ 8,000   $ 6,411,000  $(5,523,000) $   896,000
Nine months ended
 April 30, 2002 -
 Stock issued in
 connection with
 private
 placements,
 net of costs    6,666,667     6,000     4,928,000            -    4,934,000
 Options issued
  for services           -         -     1,348,000            -    1,348,000
 Warrants issued
  for services           -         -        47,000            -       47,000
 Net Loss                -         -             -   (2,588,000)  (2,588,000)
		 ------------------------------------------------------------
Balance,
 April 30, 2002 14,391,567   $14,000   $12,734,000  $(8,111,000) $ 4,637,000
		============================================================





See accompanying notes to financial statements.

		  FLEMINGTON PHARMACEUTICAL CORPORATION

			STATEMENT OF CASH FLOWS
			      (Unaudited)


						 Nine Months Ended
						     April 30,
					     -------------------------
					      2002               2001
					     -------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss)                                 $(2,588,000)    $ (929,000)
 Adjustments to reconcile net income
  (loss) to net cash flows from operating
  activities:
  Options Issued for Services                 1,348,000              -
  Warrants Issued for Services                   47,000              -
  Shares Issued for Services                          -          6,000
  Depreciation & Amortization                    45,000         12,000
  Allowances for Doubtful Accounts               89,000              -
  Changes in operating assets and liabilities:
   Accounts receivable                          (94,000)        41,000
   Due from D&O Insurance Carrier                     -         61,000
   Prepaid expenses and other current assets    (22,000)        26,000
   Demand note receivable, Officer               60,000              -
   Due from joint venture partner for
    reimbursable expenses                        (4,000)        74,000
   Other assets                                  (1,000)        (7,000)
   Accounts payable - trade                     191,000        124,000
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                 -        (34,000)
   Accrued expenses and other current
    liabilities                                 119,000         17,000
					      ---------       --------
  Net cash flows from operating activities     (810,000)      (609,000)
					      ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES-
 Purchase of property and equipment            (179,000)       (59,000)
					      ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES-
 Net proceeds received from issuance of
  common stock through a private placement
  offering                                    4,934,000              -
					      ---------       --------

NET CHANGE IN CASH                            3,945,000       (668,000)

CASH, BEGINNING OF PERIOD                       585,000        700,000
					      ---------       --------
CASH, END OF PERIOD                          $4,530,000     $   32,000
					      =========       ========



SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                               $        -     $       -
					      =========       =======

 Income taxes paid                           $        -     $       -
					      =========       =======







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

	 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had a history of recurring losses from operations, giving rise to an accumulated deficit through April 30, 2002. Resulting operating losses and negative cash flows from operations are likely to occur until, if ever, profitability can be achieved through successful marketing of the Company's developed products.

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



Note 2 - Officer's Note Receivable:

	 During January 2002, the Company's President repaid a $60,000; 7% demand loan and approximately $5,000 accrued interest to the Company. The Company granted this loan during April 1998.

	 Accrued expenses and other current liabilities:

	 Approximately $80,000 of accrued employee vacation, approximately $68,000 of accrued clinical study costs for clients and approximately $23,000 of payroll taxes are included in the $196,000 total. The remainder is other accrued expenses and other current liabilities.



Note 3 - Private Placement:

	 During December 2001 and March 2002, the Company received total net proceeds of approximately $4,934,000 from a total of 6,666,667 Units of the Company's securities. Each Unit consisted of a common share, par value $.001, and a warrant to purchase an additional share of the company's common stock at an exercise price of $0.75 within seven (7) years. The sale price of each Unit was $0.75.

Note 4 - Stock Options and Warrants

	 Pursuant to an employment agreement dated September 4, 2001, and an amendment in December 2001, the Company granted 1,050,000 non-plan options to Robert C. Galler, a director and officer of the Company. The term of the options is ten years and the exercise price is $.75 per share. 700,000 of these options vested in December 2001. An additional 350,000 options will vest if certain conditions in Mr. Galler's employment agreement are achieved. The Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock options to employees. See also Note 6.

	 During November 2001, the Company cancelled and re-issued to four (4) officers and directors of the Company, 440,000 options under the 1992 plan; 150,000 options under the 1997 plan and 400,000 options under the 1998 plan. 345,000 of those options were issued to each of Harry Dugger and John Moroney at an exercise price of $.70 per share (110% of the fair market value on the date of issuance), which options have a term of five (5) years. 150,000 of those options were issued to each of Robert Schaul and Jack Kornreich at an exercise price of $.63 per share, which options have a term of ten (10) years.

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

	 During December 2001, the Company extended the term of 50,000 options previously granted to each of the Company's CEO and Chairman, respectively. These options, previously set to expire on March 25, 2003, now expire on December 10, 2006. All other terms of the options remain unchanged. In accordance with Financial Interpretation No. 44, "Accounting for certain transactions involving Stock Compensation (Interpretation of APB opinion No. 25), no expense was recorded because the exercise price of the option was higher than the price of the common stock.

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

	 In January 2002, pursuant to an agreement with The Trout Group, LLC (see Note 6, below), the Company issued warrants to purchase 60,000 shares of common stock at an exercise price of $2.00 per share.
	 The warrants have a 5-year life and vest quarterly through October 1, 2002. At April 30, 2002, the Company has recorded $14,000 of expense to record these consulting services.

	 In February 2002, pursuant to a consulting agreement with John H. Klein (see Note 7, below), 1,000,000 options were issued at an exercise price of $2.40 per share with a 10 year life. The options vest and become exercisable in three equal annual installments commencing February 1, 2003. At April 30, 2002, the Company has recorded $599,000 of expense to recognize the value of the options issued in connection with the consulting agreement. The value of the options are being recognized over the life of the consulting agreement.

	 In February 2002, the board issued options from the 1998 plan to outside directors. 75,000 options were issued to each of two directors and 37,500 options to one director. These options have an exercise price of $2.69 and a term of 10 years.

	 During April 2002, a consultant was issued 250,000 options to provide investment banking assistance to the Company. These options have an exercise price of $3.18 and a term of 10 years. An expense of $749,000 was recorded to recognize these services.



Note 5 - Deferred income tax benefit:

	 During December 2001, the Company received approximately $88,000 as consideration for transferring approximately $1,159,000 of New Jersey net operating loss tax benefit to a third party corporation buyer. The Technology Tax Certificate Transfer Program for transferring net operating loss and R & D tax benefits is the responsibility of New Jersey Economic Development Authority.


Note 6 - Contracts:

	 In September, 2001 the Company entered into an employment agreement with Robert Galler, to serve as Vice President - Corporate Development and a Director of the Company. The Agreement was amended in December, 2001. Under the amended Agreement, Mr. Galler was hired for a period of three years, at a base salary of $180,000 per year. In addition, Mr. Galler was granted 1,050,000 options to purchase shares of the Company's stock at an exercise price per share of $0.75 per share. The options have a term of ten years. Currently 700,000 of those options have vested; the remaining 350,000 will vest upon the fulfillment of a condition precedent. See also
	 Note 4.

	 During January 2002, the Company entered into a consulting agreement for investor relations with The Trout Group, LLC. In addition to payment of a quarterly fee, the Company issued warrants to purchase 60,000 shares of common stock at an exercise price of $2.00 per share. The warrants vest quarterly and have a term of 5 years.
	 See also Note 4.

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


Note 7 - Related Parties:

	 In February 2002 the Company entered into a consulting agreement with John H. Klein, effective February 1, 2002. The Agreement has a term of one year, and is renewable annually thereafter. The Agreement provides for base fees of $300,000 per year, with additional compensation payable for the achievement of certain goals set forth in the Agreement.Upon execution of this agreement, 1,000,000 options were issued at an exercise price of $2.40 per common share with a 10 year life (see Note 4). The options vest and become exercisable in three equal annual installments commencing February 1, 2003. In addition, in February 2002, Mr. Klein was elected as a member and Chairman of the Company's Board of Directors.

Note 8 - Subsequent Events:

	 In May, 2002 the Company entered into an employment agreement with Mohammed Abd El-Shafy to serve as Vice President - Formulations. Under the Agreement, Dr. El-Shafy was hired for a period of three years, at a base salary of $110,000 per year. In addition, Dr. El-Shafy was granted 150,000 options to purchase shares of the Company's stock at an exercise price per share of $3.02 per share. The options have a term of 10 years. Options will vest at the rate of 50,000 options each six (6) months from the date of the contract, beginning November 2002.

		  FLEMINGTON PHARMACEUTICAL CORPORATION

Part I, Item 2.  Management's Discussion and Analysis

Flemington Pharmaceutical Corporation, a Delaware corporation (the "Company"), is engaged in development of novel application drug delivery systems for presently marketed prescription and over-the-counter ("OTC") drugs and has been a consultant to the pharmaceutical industry. Since 1992, the Company has used its consulting revenues to fund its own product development activities.

Since its inception, substantially all of the Company's revenues have been derived from its consulting activities. The Company has had a history of recurring losses from operation, giving rise to an accumulated deficit at April 30, 2002 of approximately $8,111,000. Revenues from consulting may be expected to continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.


Results of Operations

The nine months ended April 2002 [the "2002 Period"] and April 2001 [the "2001 Period"]

Consulting revenues for the 2002 Period increased approximately $193,000 or 136% to $335,000 from $142,000 for the 2001 Period. This revenue increase for the 2002 Period was primarily attributable to an increase in project management of clinical studies for clients.

Total costs and expenses for the 2002 Period increased approximately $1,878,000 or 166% to $3,011,000 from $1,133,000 for the 2001 Period. This increase includes an approximate $1,413,000 in outside consultant fees primarily due to options issued to consultants, an approximate $142,000 in payroll expense primarily due to additional employees and the establishment of a vacation pay accrual, an approximate $116,000 in legal & professional fees, an approximate $89,000 in bad debt expense, an approximate $32,000 in settlement with a consultant (see note 4), an approximate $31,000 in depreciation and amortization expense due to the earlier purchases of laboratory equipment, an approximate $28,000 in public company expenses due primarily to an increase in the number of outside directors and the increased number of board meetings held during the 2002 Period, an approximate $21,000 in rent expenses due to increased rents for the Company's facilities, occupied in October 2000, and the establishment of the Company's Florida office during October 2001, an approximate $21,000 in trade show and conference expenses, an approximate $18,000 in laboratory expenses due to additional lab employees and an approximate $11,000 in insurance expenses due to increased premiums for directors and officers coverage and additional clinical studies coverage.

Decreases in costs and expenses for the 2002 Period, as compared to the 2001 Period, includes an approximate $56,000 in laboratory testing and clinical studies costs due primarily to the Company's earlier decision to establish an internal laboratory and an approximate $11,000 in automobile expense.
A buy-out of a consultant's contract, during the 2002 Period, resulted in an approximate $32,000 increase in expenses.

Interest income increased approximately $17,000 or 113% to $32,000 for the 2002 Period from $15,000 for the 2001 Period due to an increased average cash balance in conjunction with reduced interest rates for the 2002 Period.

Deferred income tax benefit for the 2002 Period was approximately $88,000 compared to approximately $47,000 for the 2001 Period. These benefits resulted from the sale of the Company's New Jersey net operating losses.

The resulting net loss for the 2002 Period was $2,588,000 compared to a net loss of $929,000 for the 2001 Period.

The three months ended April 2002 [the "2002 Period"] and April 2001 [the "2001 Period"]

Operating revenues for the 2002 Period increased approximately $80,000 to $81,000 from $1,000 for the 2001 Period.

Total costs and expenses for the 2002 Period increased approximately $1,900,000 to $2,139,000 from $239,000 for the 2001 Period. This increase includes an approximate $1,464,000 in outside consultant fees primarily due to options issued to consultants, an approximate $122,000 in payroll expense primarily due to additional employees and the establishment of a vacation pay accrual, an approximate $83,000 in bad debt expense, an approximate $67,000 in legal & professional fees, an approximate $43,000 in laboratory testing and clinical studies costs, an approximate $26,000 in travel expense, an approximate $17,000 in public company expenses due primarily to an increase in the number of outside directors and the increased number of board meetings held during the 2002 Period, an approximate $13,000 in trade show and conference expenses, an approximate $13,000 in laboratory expenses due to additional lab employees, an approximate $13,000 in insurance expenses, an approximate $12,000 increase in depreciation and amortization expense due to the earlier purchase of internal laboratory equipment, an approximate $8,000 in rent expenses and an approximate $7,000 increase in general outside services.

Interest income increased approximately $15,000 to $17,000 for the 2002 Period from $2,000 for the 2001 Period due to an increased average cash balance.

The resulting net loss for the 2002 Period was $2,041,000 compared to a net loss of $236,000 for the 2001 Period.


Liquidity and Capital Resources

Net cash used in operating activities approximated $810,000 for the 2002 Period compared to net cash used in operating activities of approximately $609,000 for the 2001 Period. Net cash used in operating activities for both the 2002 and 2001 Periods was primarily attributable to the net loss of $2,588,000 and $929,000, respectively. For the 2002 Period, $179,000 was used for investing activities compared to $59,000 for the 2001 Period.
Total cash flow for the 2002 Period increased approximately $3,945,000 as compared to a $668,000 decrease for the 2001 Period.

The Company believes that it currently has sufficient cash to satisfy its cash requirements for at least the next (7) months.


Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

	None

Item 2. Changes in Securities

	During March 2002, the Company issued 2,666,667 units (each consisting of one share of common stock and one warrant to purchase a share of common stock at $.75 per share) at $.75 per unit, to an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with such transaction.

Item 3. Defaults Upon Senior Securities

	N/A


Item 4. Submissions of Matters to a Vote of Security Holders

	On February 15, 2002, the Company held an annual meeting of stockholders to vote on the election of directors, the ratification of the Company's independent auditors and the amendment to the Company's 1998 Stock Plan. Of the 11,724,900 shares of the Company's Common Stock entitled to vote at the meeting, holders of 7,191,048 shares were present in person or were represented by proxy at the meeting.

	The directors elected at the meeting and the results of the voting were as follows:

				 For            Withheld
			      ---------------------------

Harry A. Dugger III, Ph.D     7,189,948            1,100
John J. Moroney               7,189,948            1,100
Robert F. Schaul              7,189,948            1,100
Jack J. Kornreich             7,189,948            1,100
Robert C. Galler              7,189,948            1,100

The above represented all of the directors of the Company on February 15, 2002.

The shares voted regarding the Board of Directors' proposal to select the accounting firm of Wiss & Company, LLP, to serve as independent auditors of the Company, were as follows:

For:                    7,191,048
Against:                        -
Abstain:                        -

The shares voted regarding the Board of Directors' proposal to amend the Company's 1998 Stock Option Plan, were as follows:

For:                    7,102,438
Against:                   64,610
Abstain:                   24,000

Item 5. Other Information

	On February 15, 2002, John Klein was appointed as a director and Chairman of the Board of Directors and on March 27, 2002, John J. Moroney resigned from the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

	a) Exhibits:

	   Exhibit 11. Statement re: computation of earnings per share for the nine months ended April 30, 2002

	b) Reports on Form 8-K:

	   NONE

				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			   FLEMINGTON PHARMACEUTICAL CORPORATION



Date: June 19, 2002        By: /s/Harry A. Dugger, III
			   --------------------------------------
			       Harry A. Dugger, III, President
			       (Principal Executive Officer)


Date: June 19, 2002        By: /s/Donald J. Deitman
			   --------------------------------------
			   Donald J. Deitman, Chief Financial Officer

							    EXHIBIT 11

		 FLEMINGTON PHARMACEUTICAL CORPORATION

		     EARNINGS PER SHARE COMPUTATION

	    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
			     (UNAUDITED)



						      NINE MONTHS ENDED
							April 30, 2002
						      -----------------
							     BASIC
						       ---------------
Weighted average shares outstanding                       10,332,959
Dilutive effect of stock performance plans (1)                     -
						       ---------------
     Total                                                10,332,959
						       ---------------
Net Income (loss)                                             (2,588)
						       ---------------
Earnings per share                                              (.25)
						       ---------------

						      NINE MONTHS ENDED
							April 30, 2001
						      -----------------
							     BASIC
						       ---------------
Weighted average shares outstanding                        5,879,910
Dilutive effect of stock performance plans (1)                     -
						       ---------------
     Total                                                 5,879,910
						       ---------------
Net Income (loss)                                               (929)
						       ---------------
Earnings per share                                              (.16)
						       ---------------


(1) No potential shares from stock performance plans have been presented, as their effect would be anti-dilutive