Form 10QSB
period 2002-10-31
NOVADEL PHARMA INC
filed 2002-12-10
CIK 1043873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
               ----
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the three month period ended OCTOBER 31, 2002

               ____TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____to_____

                        Commission file number 000-23399

                               NOVADEL PHARMA INC.
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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No __

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,534,739 shares of common stock outstanding as of October 31, 2002.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES___  NO X_

                               NOVADEL PHARMA INC.

                                 BALANCE SHEETS


                                                                  October 31      July 31,
                                                                    2002           2002
                                                                  (Unaudited)     (Note 1)
                                                               -------------- -------------
                                  ASSETS
CURRENT ASSETS:
  Cash                                                          $  2,211,000   $ 3,314,000
  Accounts receivable - trade, less allowance for
    doubtful accounts of $88,000 at October 31, 2002 and
    July 31, 2002                                                          0         1,000
  Prepaid expenses and other current assets                          111,000        96,000
                                                               -------------- -------------
            Total Current Assets                                   2,322,000     3,411,000
                                                               -------------- -------------

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION                                           478,000       406,000

OTHER ASSETS                                                          23,000        22,000
                                                               -------------- -------------
                                                                $  2,823,000   $ 3,839,000
                                                               ============== =============
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable-trade                                        $    183,000   $   125,000
  Accrued expenses and other current liabilities                     251,000       191,000
                                                               -------------- -------------
    Total Current Liabilities                                        434,000       316,000
                                                               -------------- -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 par value:
        Authorized 1,000,000 shares, none issued
   Common stock, $.001 par value:
        Authorized - 50,000,000 shares
           Issued and outstanding  14,534,739 and 14,448,817;
           respectively                                               15,000        14,000
   Additional paid-in capital                                     13,901,000    13,322,000
   Accumulated Deficit                                           (11,527,000)   (9,813,000)
                                                               -------------- -------------
           Total Stockholders' Equity (Deficiency)                 2,389,000     3,523,000
                                                               -------------- -------------
                                                                $  2,823,000   $ 3,839,000
                                                               ============== =============

See accompanying notes to financial statements.

                               NOVADEL PHARMA INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended
                                            October 31
                                         2002         2001
                                     ------------  -----------


CONSULTING REVENUES                  $         0   $   72,000

CONSULTING, SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES            1,729,000      324,000
                                     ------------  -----------

LOSS FROM OPERATIONS                  (1,729,000)    (252,000)

INTEREST INCOME                           15,000        5,000
                                     ------------  -----------

NET LOSS                             $(1,714,000)  $ (247,000)
                                     ============  ===========

BASIC AND DILUTED LOSS PER SHARE     $      (.12)  $     (.03)
                                     ============  ===========
SHARES USED IN COMPUTATION OF BASIC
     AND DILUTED LOSS PER SHARE       14,509,523    7,724,900
                                     ============  ===========


See accompanying notes to financial statements.

                               NOVADEL PHARMA INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)



                                           Common Stock
                                       -------------------
                                                                                         Stockholders'
                                                     Par      Paid-in      Accumulated      Equity
                                        Shares      Value     Capital        Deficit     (Deficiency)
                                      -----------  -------  ------------  -------------  -------------
BALANCE, JULY 31, 2002                 14,448,817  $14,000  $13,322,000   $ (9,813,000)  $  3,523,000
THREE MONTHS ENDED OCTOBER
 31, 2002  -
Shares issued for Warrants exercised       85,922    1,000       (1,000)             -              -
Options issued for services                     -        -      573,000              -        573,000
Warrants issued for services                    -        -        7,000              -          7,000
  Net Loss                                      -        -            -     (1,714,000)    (1,714,000)
                                      -----------  -------  ------------  -------------  -------------
BALANCE, October 31, 2002              14,534,739  $15,000  $13,901,000   $(11,527,000)  $  2,389,000
                                      ===========  =======  ============  =============  =============



See accompanying notes to financial statements.

                               NOVADEL PHARMA INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months Ended
                                                                             October 31
                                                                     -------------------------
                                                                         2002         2001
                                                                     ------------  -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                           $(1,714,000)  $ (247,000)
  Adjustments to reconcile net income (loss) to net cash
      flows from operating activities:
      Options issued for services                                        573,000            -
      Warrants issued for services                                         7,000            -
      Depreciation and amortization                                       37,000       12,000
      Changes in operating assets and liabilities:
           Accounts receivable                                             1,000     (143,000)
           Prepaid expenses and other current assets                     (15,000)       7,000
           Due from Joint Venture partner for reimbursable expenses            -       (4,000)
           Accounts payable - trade                                       58,000       26,000
           Accrued expenses and other current liabilities                 60,000      142,000
                                                                     ------------  -----------
          Net cash flows from operating activities                   $  (993,000)  $( 207,000)
                                                                     ------------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                    (110,000)     (15,000)
                                                                     ------------  -----------
       Net cash flows from investing activities                         (110,000)  $  (15,000)
                                                                     ------------  -----------

NET CHANGE IN CASH                                                    (1,103,000)  $( 222,000)
CASH, BEGINNING OF PERIOD                                              3,314,000      585,000
                                                                     ------------  -----------
CASH, END OF PERIOD                                                    2,211,000   $  363,000
                                                                     ============  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                      $         -   $        -
                                                                     ============  ===========

  Income taxes paid                                                  $         -   $        -
                                                                     ============  ===========


See accompanying notes to financial statements.

                               NOVADEL PHARMA INC.
                          NOTES TO FINANCIAL STATEMENTS



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

               Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of NOVADEL PHARMA INC. (the "Company"), for the year ended July 31, 2002.

NOTE  2     -  PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS:

               Approximately $71,000 of prepaid supplies, approximately $15,000 of prepaid insurance and approximately $8,000 of employee loan are included in the $111,000 total. The remainder is other prepaid expenses.

               ACCRUED  EXPENSES  AND  OTHER  CURRENT  LIABILITIES:

               Approximately $143,000 of accrued clinical study costs, approximately $66,000 of accrued employee vacation, approximately $20,000 of accrued legal and professional fees and approximately $11,000 of accrued payroll and related payroll taxes are included in the $251,000 total. The remainder is other accrued expenses and other current liabilities.

NOTE  3  -     STOCK  OPTIONS  AND  WARRANTS:

               In October 2002, the Company issued 75,000 options under the 1998 option plan and 200,000 non-plan options to its president. These options vest immediately, have an exercise price of $1.30 and expire during October 2007.

               In November 2002, the Company extended for one year the expiration date of its publicly traded warrants (i.e. to November 18, 2003). All other provisions of the warrants remain unchanged.

                               NOVADEL PHARMA INC.

Part I, Item 2.  Management's Discussion and Analysis

Novadel Pharma inc., a Delaware corporation (the "Company"), is engaged in development of novel application drug delivery systems for presently marketed prescription and over-the-counter ("OTC") drugs and has been a consultant to the pharmaceutical industry. Since 1992, the Company has used its consulting revenues to fund its own product development activities.

Since its inception, substantially all of the Company's revenues have been derived from its consulting activities. The Company has had a history of recurring losses from operation, giving rise to an accumulated deficit at October 31, 2002 of approximately $11,527,000. Revenues from consulting may be expected to continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

RESULTS  OF  OPERATIONS

THE THREE MONTHS ENDED OCTOBER 2002 [THE "2002 PERIOD"] AND OCTOBER 2001 [THE "2001 PERIOD"]

Operating revenues for the 2002 Period decreased approximately $72,000 to $0 from $72,000 for the 2001 Period.

Total costs and expenses for the 2002 Period increased approximately $1,405,000 to $1,729,000 from $324,000 for the 2001 Period. This increase includes approximately: $783,000 in outside consultant fees primarily due to a non-cash charge of approximately $580,000 for options and warrants issued to consultants; $208,000 in legal & professional fees; $148,000 in payroll expense primarily due to additional employees and the establishment of a vacation pay accrual; $140,000 in laboratory testing and clinical studies costs; $25,000 in depreciation and amortization expense due to the earlier purchase of internal laboratory equipment; $22,000 in insurance expenses; $16,000 in laboratory expenses due to additional lab employees requiring additional supplies and services; $10,000 in office expenses due to increased activities and a Company name change; $9,000 increase in travel expenses; and a $7,000 increase in rent.

Interest income increased approximately $10,000 to $15,000 for the 2002 Period from $5,000 for the 2001 Period due to an increased average cash balance.

The resulting net loss for the 2002 Period was $1,714,000 compared to a net loss of $247,000 for the 2001 Period.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used in operating activities approximated $967,000 for the 2002 Period compared to net cash used in operating activities of approximately $207,000 for the 2001 Period. Net cash used in operating activities for both the 2002 and 2001 periods was primarily attributable to the net loss of $1,714,000 and $247,000, respectively. For the 2002 Period, approximately $110,000 was used for investing activities compared to approximately $15,000 for the 2001 Period. For the 2002 period, approximately $26,000 was used for financing activities. Total cash flow for the 2002 period decreased approximately $1,103,000 as compared to a $222,000 decrease for the 2001 period.

The Company believes that it currently has sufficient cash to satisfy its cash requirements for at least the next five (5) months.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

Part  1,  Item  3.  Controls  and  Procedures

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



                           PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            In August 2002, the Company issued 85,922 common shares to satisfy the cashless exercise of 136,482 warrants.

Item 3.     Defaults Upon Senior Securities

            N/A

Item 4.     Submissions of Matters to a Vote of Security Holders

            N/A

Item 5.     Other Information

            N/A

Item 6.     Exhibits List and Reports on Form 8-K


            (a)  List of Exhibits

                 Exhibit 11. Statement re: computation of earnings per share for the three months ended October 31, 2002

                 Exhibit 99.1. Certification of Chief Executive Officer and Chief Financial Officer

             b)  Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NOVADEL PHARMA INC



Dated:  December 10, 2002               By:  /s/ Harry A. Dugger, III
        -----------------                    -----------------------------------
                                             Harry  A.  Dugger,  III,  President
                                             (Principal  Executive  Officer)



Dated:  December 10, 2002               By:  /s/  Donald J. Deitman
       ------------------                    -----------------------------------
                                             Donald  J.  Deitman
                                             Chief  Financial  Officer

                                  CERTIFICATION

I, Harry A. Dugger III, Ph.D., certify that:
   --------------------------

1.  I have reviewed this quarterly report on Form 10-QSB of NovaDel Pharma Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 10, 2002
       -----------------

Harry A. Dugger III, Ph.D
President & Chief Executive Officer

/s/ Harry A. Dugger III
-----------------------
     (Signature)

                                 CERTIFICATION

I, Donald J. Deitman, certify that:
   ------------------

1.  I have reviewed this quarterly report on Form 10-QSB of NovaDel Pharma Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002
      -----------------

Donald J. Deitman
Chief Financial Officer

/s/ Donald J. Deitman
---------------------
    (Signature)