Form 10QSB
period 2003-01-31
NOVADEL PHARMA INC
filed 2003-03-10
CIK 1043873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                 X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
               ---     THE SECURITIES EXCHANGE ACT OF 1934

                     For the six month period ended JANUARY 31, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,548,509 shares of common stock outstanding as of January 31, 2003.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES    NO  X
                                    ---    ---

                               NOVADEL PHARMA INC.

                                 BALANCE SHEETS

                                                              January 31            July 31,
                                                                 2003                 2002
                                                            ----------------     ----------------
                                                              (Unaudited)           (Note 1)
                                    ASSETS
CURRENT ASSETS:
  Cash                                                           $1,524,000          $ 3,314,000
  Accounts receivable - trade, less allowance for
    doubtful accounts of $88,000 at  January 31, 2003 and
    July 31, 2002                                                         -                1,000
  Prepaid expenses and other current assets                         161,000               96,000
                                                            ----------------     ----------------
            Total Current Assets                                  1,685,000            3,411,000
                                                            ----------------     ----------------

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION                                          441,000              406,000

OTHER ASSETS                                                         26,000               22,000
                                                            ----------------     ----------------
                                                                 $2,152,000          $ 3,839,000
                                                            ================     ================
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable-trade                                          $ 368,000           $  125,000
  Accrued expenses and other current liabilities                    529,000              191,000
                                                            ----------------     ----------------
    Total Current Liabilities                                       897,000              316,000
                                                            ----------------     ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 par value:
        Authorized 1,000,000 shares, none issued
   Common stock, $.001 par value:
        Authorized - 50,000,000 shares
           Issued and outstanding 14,548,509 and 14,448,817;
           respectively                                              15,000               14,000
   Additional paid-in capital                                    14,536,000           13,322,000
   Accumulated Deficit                                         (13,296,000)          (9,813,000)
                                                            ----------------     ----------------
           Total Stockholders' Equity (Deficiency)                1,255,000            3,523,000
                                                            ----------------     ----------------
                                                                 $2,152,000          $ 3,839,000
                                                            ================     ================



See accompanying notes to financial statements.

                               NOVADEL PHARMA INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                       Six Months Ended
                                                               January 31,                             January 31,

                                                    --------------------------------------------------------------------------
                                                         2003                  2002                2003             2002
                                                    ----------------      ----------------   -----------------  --------------


CONSULTING REVENUES                                               -              $183,000                   -        $255,000

CONSULTING, SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                               1,871,000               548,000           3,600,000         872,000
                                                    ----------------      ----------------   -----------------  --------------

LOSS FROM OPERATIONS                                    (1,871,000)             (365,000)         (3,600,000)       (617,000)

BUY-OUT OF CONSULTANT'S

CONTRACT                                                          -              (33,000)                   -        (33,000)

INTEREST INCOME                                              18,000                10,000              33,000          15,000
                                                    ----------------      ----------------   -----------------  --------------

NET LOSS BEFORE TAXES                                   (1,853,000)             (388,000)         (3,567,000)       (635,000)

DEFFERED INCOME TAX BENEFIT                                  84,000                88,000              84,000          88,000
                                                    ----------------      ----------------   -----------------  --------------

NET LOSS                                               $(1,769,000)            $(300,000)        $(3,483,000)      $(547,000)
                                                    ================      ================   =================  ==============

BASIC AND DILUTED LOSS PER SHARE                             $(.12)                $(.03)              $(.24)          $(.06)
                                                    ================      ================   =================  ==============

SHARES USED IN COMPUTATION OF
    BASIC  AND DILUTED LOSS PER
    SHARE                                                14,542,821             9,942,291          14,526,172       8,833,596
                                                    ================      ================   =================  ==============


See accompanying notes to financial statements.

                               NOVADEL PHARMA INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)


                                                  Common Stock
                                        ---------------------------------
                                                                                                                  Stockholders'
                                                               Par             Paid-in           Accumulated         Equity
                                           Shares             Value            Capital             Deficit        (Deficiency)
                                        --------------   ----------------  ----------------   ------------------ ----------------
BALANCE, JULY 31, 2002                     14,448,817           $ 14,000       $13,322,000         $(9,813,000)       $3,523,000
SIX  MONTHS ENDED JANUARY 31, 2003  -
Shares issued for Warrants exercised           99,692              1,000             9,000                    -           10,000
Options issued for services                         -                  -         1,198,000                    -        1,198,000
Warrants issued for services                        -                  -             7,000                    -            7,000
  Net Loss                                          -                  -                 -          (3,483,000)      (3,483,000)
                                        --------------   ----------------  ----------------   ------------------ ----------------
BALANCE, JANUARY 31, 2003                  14,548,509           $ 15,000       $14,536,000        $(13,296,000)       $1,255,000
                                        ==============   ================  ================   ================== ================



See accompanying notes to financial statements.

                               NOVADEL PHARMA INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                        January 31,
                                                                         -------------------------------------------
                                                                              2003                       2002
                                                                         ----------------          -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net  (loss)                                                               $(3,483,000)                 $(547,000)
  Adjustments to reconcile net income (loss) to net cash
      flows from operating activities:
      Warrants issued for Services                                                 7,000                     40,000
      Options Issued for Services                                              1,198,000                          -
      Shares issued for Warrants exercised                                        10,000                          -
      Depreciation & Amortization                                                 74,000                     28,000
      Allowance for Doubtful Accounts                                                  -                      6,000
  Changes in operating assets and liabilities:
      Accounts receivable                                                          1,000                   (52,000)
      Prepaid expenses and other current assets                                 (65,000)                   (35,000)
      Demand note receivable, officer                                                  -                     60,000
      Due from joint venture partner for reimbursable expenses                         -                    (4,000)
      Other Assets                                                               (4,000)                    (1,000)
      Accounts payable - trade                                                   243,000                    114,000
      Accrued expenses and other current liabilities                             338,000                    149,000
                                                                         ----------------          -----------------
  Net cash flows from operating activities                                   (1,681,000)                  (242,000)
                                                                         ----------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                           (109,000)                   (81,000)
                                                                         ----------------          -----------------
CASH FLOWS FROM FINANCING ACTIVITIES - Proceeds received from issuance of common stock through
    a private placement offering                                                       -                  2,984,000
                                                                         ----------------          -----------------
NET CHANGE IN CASH                                                           (1,790,000)                  2,661,000

CASH, BEGINNING OF PERIOD                                                      3,314,000                    585,000
                                                                         ----------------          -----------------
CASH, END OF PERIOD                                                           $1,524,000                 $3,246,000
                                                                         ================          =================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                      $ -                        $ -
                                                                         ================          =================
  Income taxes paid
                                                                                     $ -                        $ -
                                                                         ================          =================

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

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes that its current cash levels will be sufficient to satisfy its cash requirements for the next three (3) months. However, beyond this point there is substantial doubt about the Company's ability to continue operations without obtaining additional financing and/or consummating a strategic alliance with a well-funded business partner. There are a number of risks and uncertainties related to the Company's attempt to complete a financing or strategic partnering arrangement that are outside the control of the Company. We may not be able to successfully obtain additional financing on terms acceptable to the Company, or at all. These uncertainties raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 2 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

          Approximately   $94,000  of  prepaid  supplies;   $62,000  of  prepaid
          insurance and $5,000 of employee loan are included in the $161,000 total.

          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

          Approximately $201,000 of accrued employee vacation; $264,000 of accrued payroll, related payroll taxes and guaranteed bonus (see Note
          5); $51,000 of accrued clinical study costs and $10,000 of accrued legal and professional fees are included in the $529,000 total. The remainder is other accrued expenses and other current liabilities.

NOTE 3-   STOCK OPTIONS AND WARRANTS:

          In October 2002, the Company issued 75,000 options under the 1998 option plan and 200,000 non-plan options to its president. These options vest immediately, have an exercise price of $1.30 and expire during October 2007.

          In November 2002, the Company decided to extend for one year the expiration date of its publicly traded warrants (i.e. to November 18, 2003). All other provisions of the warrants remain unchanged.

          In December 2002, pursuant to an employment agreement with Gary A. Shangold, M.D. (see Note 5, below) 1,000,000 options were issued at an exercise price of $1.93 per share with a 5 year life. The options vest and become exercisable in three equal annual installments commencing December 1, 2003

NOTE 4 -  DEFERRED INCOME TAX BENEFIT:

          During December 2002, the Company received approximately $84,000 as consideration for transferring approximately $1,116,000 of New Jersey net operating loss tax benefit to a third party corporation buyer. The Technology Tax Certificate Transfer Program for transferring net operating loss and R & D tax benefits is the responsibility of New Jersey Economic Development Authority.

NOTE 5 -  CONTRACTS:

          In December 2002, the Company entered into a three-year employment agreement with Gary A. Shangold, M.D. pursuant to which he agreed to serve as the Company's President and Chief Executive Officer. The Company agreed to pay Dr. Shangold an annual base salary of $350,000 and a guaranteed bonus of $150,000. In addition, Dr. Shangold is eligible to receive: (i) an annual discretionary bonus of up to $262,500, which shall be determined at the sole discretion of the Board; and (ii) an investment and fee bonus equal to 5% of all amounts up to an aggregate of $7,500,000 (i.e., $375,000) invested in, or earned by, the Company during his term. The Company is obligated to pay Dr. Shangold at least $200,000 on or before June 30, 2003. Such investment and fee bonus shall be reduced by certain proceeds received by Dr. Shangold from his former employer. Pursuant to the agreement, Dr. Shangold was also granted non-plan options (see Note 3, above) to purchase 1,000,000 shares of the Company's common stock (at an exercise price of $1.93 per share) which vest over a three year period.

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

Since its inception, substantially all of the Company's revenues have been derived from its consulting activities. The Company has had a history of recurring losses from operation, giving rise to an accumulated deficit at January 31, 2003 of approximately $13,296,000. For the 6 months ending January 31, 2003, the Company has had no revenue from consulting as the Company has shifted its emphasis away from product development consulting for its clients and to development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

In view of the Company's very limited resource, its anticipated expenses and the competitive environment in which the Company operates, there can be no assurance that its operations will be sustained for the duration of the current fiscal year.

RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JANUARY 2003 [THE "2003 PERIOD"] AND JANUARY 2002 [THE "2002 PERIOD"]

Operating revenues for the 2003 Period decreased approximately $255,000 to $0 from $255,000 for the 2002 Period.

Total costs and expenses for the 2003 Period increased approximately $2,728,000 or 313% to $3,600,000 from $872,000 for the 2002 Period. This increase includes approximately: $1,498,000 in consultants fees primarily due to a non-cash charge of approximately $1,205,000 for options and warrants issued to consultants; $520,000 in payroll expense primarily due to the establishment of a vacation pay accrual and hiring of additional employees; $320,000 in legal & professional fees; $147,000 in laboratory testing and clinical studies costs; $51,000 in employee recruiting; $47,000 in insurance expenses due to additional employees and generally increased premiums; $46,000 in depreciation and amortization expense due to the earlier purchases of internal laboratory equipment; $29,000 in inside laboratory supplies expenses; $29,000 in trade show and conference expenses; $29,000 in travel expenses; $14,000 in office expenses due to additional employees and $12,000 in automobile expenses.

Costs and expenses decreases for the 2003 period, as compared to the 2002 period, includes approximately: $33,000 in buy-out of contract with a consultant and $17,000 in public company expenses due primarily to a decrease in printing costs.

Interest income increased approximately $18,000 or 120% to $33,000 for the 2003 Period from $15,000 for the 2002 Period due to an increased average cash balance.

Deferred income tax benefit for the 2003 period was approximately $84,000 compared to approximately $88,000 for the 2002 period. These benefits resulted from the sale of the Company's New Jersey net operating losses.

The resulting net loss for the 2003 Period was $3,483,000 compared to a net loss of $547,000 for the 2002 Period.

THE THREE MONTHS ENDED JANUARY 2003 [THE "2003 PERIOD"] AND JANUARY 2002 [THE "2002 PERIOD"]

Operating revenues for the 2003 Period decreased approximately $183,000 to $0 from $183,000 for the 2002 Period.

Total costs and expenses for the 2003 Period increased approximately $1,323,000 or 241% to $1,871,000 from $548,000 for the 2002 Period. This increase includes approximately: $716,000 in consultants fees primarily due to a non-cash charge of approximately $599,000 for options and warrants issued to consultants; $372,000 in payroll expense primarily due to the establishment of a vacation pay accrual and hiring of additional employees; $113,000 in legal & professional fees; $49,000 in employee recruiting; $25,000 in insurance expenses due to additional employees and increased premiums; $21,000 in depreciation and amortization expense due to the earlier purchases of internal laboratory equipment; $20,000 in travel expenses; $10,000 in inside laboratory supplies expenses; $9,000 in laboratory testing and clinical studies costs and $8,000 in automobile expenses.

Costs and  expenses  decreases  for the 2003  period,  as  compared  to the 2002 period, includes approximately: $33,000 in buy-out of contract with a consultant; $18,000 in public company expenses due primarily to decreased printing costs and $6,000 in bad debt expense.

Interest income increased approximately $8,000 or 80% to $18,000 for the 2003 Period from $10,000 for the 2002 Period due to an increased average cash balance.

Deferred income tax benefit for the 2003 period was approximately $84,000 compared to approximately $88,000 for the 2002 period. These benefits resulted from the sale of the Company's New Jersey net operating losses.

The resulting net loss for the 2003 Period was $1,769,000 compared to a net loss of $300,000 for the 2002 Period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities approximated $1,681,000 for the 2003 Period compared to net cash used in operating activities of approximately $242,000 for the 2002 Period. Net cash used in operating activities for both the 2003 and 2002 periods was primarily attributable to the net loss of $3,483,000 and $547,000, respectively. For the 2003 period, $109,000 was used for investing activities compared to $81,000 for the 2002 Period. For the 2002 period, $2,984,000 was received from financing activities. Total cash flow for the 2003 period decreased approximately $1,790,000 as compared to a $2,661,000 increase for the 2002 period.

The Company believes that it currently has sufficient cash to satisfy its cash requirements for at least the next three (3) months. However, beyond this point there is substantial doubt about the Company's ability to continue operations without obtaining additional financing and/or consummating a strategic alliance with a well-funded business partner. There are a number of risks and uncertainties related to the Company's attempt to complete a financing or strategic partnering arrangement that are outside the control of the Company. We may not be able to successfully obtain additional financing on terms acceptable to the Company, or at all. These uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The Company's auditors have qualified their audit opinion with regard to the Company's ability to continue as a going concern.

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

          In December 2002 the Company issued 13,770 common shares to satisfy the exercise of 13,770 warrants.

Item 3.  Defaults Upon Senior Securities

          N/A

Item 4.  Submissions of Matters to a Vote of Security Holders



          N/A

Item 5.  Other Information

          N/A

Item 6.  Exhibits List and Reports on Form 8-K


         (a)      List of Exhibits

**                Exhibit 10.26  Employment  Agreement  Dated  December 3, 2002,
                                 between the Company and Gary A. Shangold, M.D.

**                Exhibit 10.27  Amendment  #1 of  Employment  Agreement  Dated
                                 December 22, 2002,  between the Company and
                                 Gary A.  Shangold, M.D.

                  Exhibit 11. Statement re: computation of earnings per share for the six months ended January 31, 2003

                  Exhibit  99.1. Certification of  Chief  Executive Officer and
                                 Chief Financial Officer

         b)       Reports on Form 8-K
                      None

**       Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      NOVADEL PHARMA INC



Dated:  March 10, 2003                By:      /s/ Gary Shangold, M.D.
       ---------------                        ---------------------------------
                                              Gary Shangold, M.D., President
                                              (Principal Executive Officer)



Dated:  March 10, 2003                By:      /s/  Donald J. Deitman
        --------------                        ---------------------------------
                                              Donald J. Deitman
                                              Chief Financial Officer

                                  CERTIFICATION

I, Gary Shangold, M.D., certify that:
   -------------------

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

Date:  March 10, 2003
       --------------

Gary Shangold, M.D.
President & Chief Executive Officer

/s/ Gary Shangold, M.D.
-----------------------
       (Signature)

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

Date: March 10, 2003
      --------------

Donald J. Deitman
Chief Financial Officer

/s/ Donald J. Deitman
---------------------
      (Signature)