Form 10QSB
period 2003-04-30
NOVADEL PHARMA INC
filed 2003-06-19
CIK 1043873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                ---    THE SECURITIES EXCHANGE ACT OF 1934

                 For the nine month period ended APRIL 30, 2003

                --- TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,762,161 shares of common stock outstanding as of June 15, 2003.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES    NO  X
                                    ---    ---

                               NOVADEL PHARMA INC.

                                 BALANCE SHEETS

                                                                                  April 30        July 31,
                                                                                    2003            2002
                                                                                ------------    -----------
                                                                                 (UNAUDITED)       (NOTE 1)
                            ASSETS
CURRENT ASSETS:
 Cash                                                                           $  2,596,000    $  3,314,000
 Accounts receivable - trade, less allowance for
  doubtful accounts of $88,000 at  April 30, 2003 and
  July 31, 2002                                                                         --             1,000
 Prepaid expenses and other current assets                                           131,000          96,000
                                                                                ------------    ------------
       Total Current Assets                                                        2,727,000       3,411,000
                                                                                ------------    ------------
FURNITURE, FIXTURES, AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION                                                           559,000         406,000

OTHER ASSETS                                                                         356,000          22,000
                                                                                ------------    ------------
                                                                                $  3,642,000    $  3,839,000
                                                                                ============    ============
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable-trade                                                        $    247,000    $    125,000
  Accrued expenses and other current liabilities                                     500,000         191,000
                                                                                ------------    ------------
   Total Current Liabilities                                                         747,000         316,000
                                                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 par value:
      Authorized 1,000,000 shares, none issued
   Common stock, $.001 par value:
      Authorized - 50,000,000 shares
       Issued and outstanding 16,411,842 and 14,448,817;
       respectively                                                                   16,000          14,000
   Additional paid-in capital                                                     17,046,000      13,322,000
   Accumulated Deficit                                                           (14,167,000)     (9,813,000)
                                                                                ------------    ------------
       Total Stockholders' Equity (Deficiency)                                     2,895,000       3,523,000
                                                                                ------------    ------------
                                                                                $  3,642,000    $  3,839,000
                                                                                ============    ============



See accompanying notes to financial statements.

                               NOVADEL PHARMA INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                              Nine Months Ended
                                                  April 30,                                     April 30,
                                   ----------------------------------------------------------------------------------
                                         2003                    2002                  2003                   2002
                                    -------------           ------------           ------------           ------------
CONSULTING REVENUES                          --             $     81,000                   --             $    335,000

CONSULTING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 878,000              2,139,000              4,478,000              3,011,000
                                     ------------           ------------           ------------           ------------
LOSS FROM OPERATIONS                     (878,000)            (2,058,000)            (4,478,000)            (2,676,000)

BUY-OUT OF CONSULTANT'S

CONTRACT                                     --                     --                     --                  (32,000)

INTEREST INCOME                             7,000                 17,000                 40,000                 32,000
                                     ------------           ------------           ------------           ------------
NET LOSS BEFORE TAXES                    (871,000)            (2,041,000)            (4,438,000)            (2,676,000)

DEFFERED INCOME TAX BENEFIT                  --                     --                   84,000                 88,000
                                     ------------           ------------           ------------           ------------
NET LOSS                             $   (871,000)          $ (2,041,000)          $ (4,354,000)          $ (2,588,000)
                                     ============           ============           ============           ============
BASIC AND DILUTED LOSS PER SHARE     $       (.06)          $       (.15)          $       (.30)          $       (.25)
                                     ============           ============           ============           ============
SHARES USED IN COMPUTATION OF
  BASIC  AND DILUTED LOSS PER
  SHARE                                15,155,662             13,432,765             14,731,391             10,332,959
                                     ============           ============           ============           ============


See accompanying notes to financial statements.

                               NOVADEL PHARMA INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)


                                                   Common Stock
                                          --------------------------------
                                                                                                                     Stockholders'
                                                                   Par             Paid-in           Accumulated        Equity
                                             Shares               Value            Capital             Deficit       (Deficiency)
                                          ------------        ------------      ------------        ------------     ------------
BALANCE, JULY 31, 2002                      14,448,817        $     14,000      $ 13,322,000        $ (9,813,000)    $  3,523,000
NINE  MONTHS ENDED APRIL 30, 2003                 --
Stock issued in connection with private      1,863,333               1,000         2,510,000                 --         2,511,000
 placements, net of costs
Shares issued for Warrants exercised            99,692               1,000             9,000                 --            10,000
Options issued for services                       --                  --           1,198,000                 --         1,198,000
Warrants issued for services                      --                  --               7,000                 --             7,000
  Net Loss                                        --                  --                --            (4,354,,000)     (4,354,000)
                                          ------------        ------------      ------------        -------------    ------------
BALANCE, APRIL 30, 2003                     16,411,842        $     16,000      $ 17,046,000        $ (14,167,000)   $  2,895,000
                                          ============        ============      ============        =============    ============



See accompanying notes to financial statements.

                               NOVADEL PHARMA INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                            April 30,
                                                                            --------------------------------------
                                                                                2003                      2002
                                                                            -----------               ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net  (loss)                                                                 $(4,354,000)               $(2,588,000)
Adjustments to reconcile net income (loss) to net cash
  flows from operating activities:
  Warrants issued for Services                                                    7,000                     47,000
  Options Issued for Services                                                 1,198,000                  1,348,000
  Shares issued for Warrants exercised                                           10,000                       --
  Depreciation & Amortization                                                   111,000                     45,000
  Allowance for Doubtful Accounts                                                  --                       89,000
Changes in operating assets and liabilities:
  Accounts receivable                                                             1,000                    (94,000)
  Prepaid expenses and other current assets                                     (35,000)                   (22,000)
  Demand note receivable, officer                                                  --                       60,000
  Due from joint venture partner for reimbursable expenses                         --                       (4,000)
  Other Assets                                                                 (334,000)                    (1,000)
  Accounts payable - trade                                                      122,000                    191,000
  Accrued expenses and other current liabilities                                309,000                    119,000
                                                                            -----------                -----------
Net cash flows from operating activities                                     (2,965,000)                  (810,000)
                                                                            -----------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchase of property and equipment                                            (264,000)                  (179,000)
                                                                            -----------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES -
 Proceeds received from issuance of common
  stock through a private placement offering                                  2,511,000                  4,934,000
                                                                            -----------                -----------
NET CHANGE IN CASH                                                             (718,000)                 3,945,000

CASH, BEGINNING OF PERIOD                                                     3,314,000                    585,000
                                                                            -----------                -----------
CASH, END OF PERIOD                                                         $ 2,596,000                $ 4,530,000
                                                                            ===========                ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                              $      --                  $      --
                                                                            ===========                ===========
 Income taxes paid                                                          $      --                  $      --
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

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Before the end of the calendar year, it will be necessary for the Company to obtain additional financing and/or consummate a strategic alliance with a well-funded business partner. There are a number of risks and uncertainties related to the Company's attempt to complete a financing or strategic partnering arrangement that are outside the control of the Company. We may not be able to successfully obtain additional financing on terms acceptable to the Company, or at all. These uncertainties raise substantial doubt as to the Company's ability to continue as a going concern.

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

                  Approximately $86,000 of prepaid supplies; $41,000 of prepaid insurance; $2,000 of employee loan and $2000 of other are included in the $131,000 total.

                  OTHER ASSETS:

                  Approximately $351,000 of security deposits are included in the $354,000 total. The remainder is other assets.

                  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

                  Approximately $221,000 of accrued payroll and related payroll taxes; $168,000 of accrued employee vacation and $104,000 of accrued legal and professional fees are included in the $500,000 total. The remainder is other accrued expenses and other current liabilities.

NOTE 3 -          PRIVATE PLACEMENT:

                  During  April  2003,  the  Company  received  net  proceeds of approximately $2,511,000 from a total of 27.95 Units of the Company's securities. Each Unit consisted of sixty six thousand, six hundred, sixty seven (66,667) common shares, par value $.001, and sixteen thousand, six hundred, sixty seven (16,667) warrants. Each warrant entitled the holder to purchase an additional share of the company's common stock at an exercise price of $2.00 within five (5) years. The terms of the placement provide that if at any time following the closing of the offering and continuing for a period of two (2) years thereafter we offer shares of our common stock for sale in a capital raising transaction, we will permit the investors to purchase such number of shares of common stock to maintain their pro rata ownership percentages of NovaDel and that if, at any timed following the closing of the offering for a period of one year, we sold shares of common stock in a capital raising transaction (of at least $1 million) at a per share price less than $1.50, we will issue to the investors additional shares of common stock (so that they would receive their original shares at such lower price). The sale price of each Unit was $100,000 ($1.50 per share). (See also notes 4 and 7) As partial compensation to the placement agent, the Company became obligated to issue to the placement agent warrants to purchase 93,167 shares of the Company's common stock at an exercise price of $1.65 per share. The warrants have a term of five (5) years.

NOTE 4 -          STOCK OPTIONS AND WARRANTS:

                  The Company follows the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The Company has adopted the disclosure provisions required under Financial Accounting standards Board Statement No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

                  Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

                  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

                  For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                    3 Months Ended                        9 Months Ended
                                                                       April 30,                            April 30,
                                                          ----------------------------------------------------------------------
                                                               2003               2002              2003                 2002
                                                           -------------      -----------       -------------        -----------
Net Loss, as reported                                      $  (871,000)       $                  $ (4,554,000)       $(2,588,000)
                                                                                                                      (2,041,000)
Stock-based employee compensation expense                     (238,000)              --              (437,000)        (1,439,000)
under fair value method, net of related tax effects
                                                           -----------        -----------        ------------        -----------
Pro forma net loss                                         $(1,109,000)       $(2,041,000)       $(4,791,00)         $(4,027,000)
                                                           ===========        ===========        ============        ===========
Loss per share:
            Basic and diluted, as reported                 $      (.06)       $      (.15)       $       (.30)       $      (.25)
                                                           ===========        ===========        ============        ===========
           Basic and diluted, pro forma                    $      (.07)       $      (.15)       $       (.33)       $      (.39)
                                                           ===========        ===========        ============        ===========


                  In October 2002, the Company issued 75,000 options under the 1998 Option Plan and 200,000 Non-Plan options to its then President. These options vested immediately, have an exercise price of $1.30 and expire during October 2007.

                  In November 2002, the Company decided to extend for one year the expiration date of its publicly traded Warrants (i.e. to November 18, 2003). All other provisions of the Warrants remain unchanged.

                  In December 2002, pursuant to an employment agreement with Gary A. Shangold, M.D. (see Note 5, below) 1,000,000 options were issued at an exercise price of $1.93 per share with a 5 year life. The options vest and become exercisable in three equal annual installments commencing December 1, 2003

                  During March 2003, the Company granted an aggregate of 140,000 stock options under the Company's 1998 Option Plan, exercisable at $1.51 per share for a term of five (5) years, to nine (9) employees.

                  In March 2003, the board issued 10,000 stock options to each of two (2) directors under the Company's 1998 Option Plan. These options have an exercise price of $1.51 and a term of 5 years.

                  In March 2003, the board issued 100,000 Non-Plan options to each of two new independent directors. These options have an exercise price of $1.51 and a term of 5 years.

                  During  April  2003,  the  Company  received  net  proceeds of approximately $2,560,000 from a total of 27.95 Units of the Company's securities. Each Unit consisted of sixty six thousand, six hundred, sixty seven (66,667) common shares, par value $.001, and sixteen thousand, six hundred, sixty seven (16,667) warrants. Each warrant entitled the holder to purchase an additional share of the company's common stock at an exercise price of $2.00 within five (5) years. The sale price of each Unit was $100,000 ($1.50 per share). (See also notes 3 and 7) As partial compensation to the placement agent, the Company became obligated to issue to the placement agent warrants to purchase 93,167 shares of the Company's common stock at an exercise price of $1.65 per share. The warrants have a term of five (5) years.

Note 5 -          Deferred income tax benefit:

                  During December 2002, the Company received approximately $84,000 as consideration for transferring approximately $1,116,000 of New Jersey net operating loss tax benefit to a third party corporation buyer. The Technology Tax Certificate Transfer Program for transferring net operating loss and R & D tax benefits is the responsibility of New Jersey Economic Development Authority.

Note 6 -          Contracts:

                  In December 2002, the Company entered into a three-year employment agreement with Gary A. Shangold, M.D. pursuant to which he agreed to serve as the Company's President and Chief Executive Officer. The Company agreed to pay Dr. Shangold an annual base salary of $350,000 and a guaranteed bonus of $150,000. In addition, Dr. Shangold is eligible to receive:
                  (i) an annual discretionary bonus of up to $262,500, which shall be determined at the sole discretion of the Board; and
                  (ii) an investment and fee bonus equal to 5% of all amounts up to an aggregate of $7,500,000 (i.e., $375,000) invested in, or earned by, the Company during his term. The Company is obligated to pay Dr. Shangold at least $200,000 on or before June 30, 2003. Such investment and fee bonus shall be reduced by certain proceeds received by Dr. Shangold from his former employer. Pursuant to the agreement, Dr. Shangold was also granted Non-Plan options (see Note 3, above) to purchase 1,000,000 shares of the Company's common stock (at an exercise price of $1.93 per share) which vest over a three year period. Such options have a term of five (5) years.

                  In March 2003, the Company entered into a 10 year lease for approximately 31,200 sq. feet of office, laboratory, manufacturing and warehouse space. These premises are presently being fitted-out. Occupancy should begin, in stages, during the third quarter 2003. When fully occupied, anticipated to be during the 4th quarter 2003, the annual rent will be approximately $300,000 plus a proportionate share of real estate taxes and common areas.

                  In April 2003, the Company entered into a license and development agreement with Manhattan Pharmaceuticals, Inc. for the worldwide, exclusive rights to the Company's proprietary lingual spray technology to deliver Propofol for pre-procedural sedation. The terms of the agreement calls for certain milestone and other payments, the first of which was received during June 2003.


Note 7 -          Subsequent Events:

                  In May 2003, the Company entered into a three-year employment agreement with Barry Cohen pursuant to which he agreed to serve as the Company's Vice President, New Business & New Product Development. The Company agreed to pay Mr. Cohen an annual base salary of $185,000. Pursuant to the agreement, Mr. Cohen was also granted Plan options to purchase up to 75,000 shares of the Company's common stock at an exercise price of $2.04 per share (110% of the fair market value on the grant date) which vest, subject to conditions, over a three year period. Such options have a term of ten (10) years.

                  During May 2003, the Company completed a private placement and received additional net proceeds of approximately $1,850,000 from the placement of a total of 20.05 Units of the Company's securities. Each Unit consisted of sixty six thousand, six hundred, sixty seven (66,667) common shares, par value $.001, and sixteen thousand, six hundred, sixty seven (16,667) warrants. Each warrant entitles the holder to purchase an additional share of the company's common stock at an exercise price of $2.00 within five (5) years. The sale price of each Unit was $100,000 ($1.50 per share). The terms of the placement provide that if at any time following the closing of the offering and continuing for a period of two (2) years thereafter we offer shares of our common stock for sale in a capital raising transaction, we will permit the investors to purchase such number of shares of common stock to maintain their pro rata ownership percentages of NovaDel and that if, at any timed following the closing of the offering for a period of one year, we sold shares of common stock in a capital raising transaction (of at least $1 million) at a per share price less than $1.50, we will issue to the investors additional shares of common stock (so that they would receive their original shares at such lower price). For this portion of the private placement, the placement agent received, as additional compensation, warrants to purchase an additional 66,850 shares of the Company's common stock at an exercise price of $1.65 per share. These warrants have a term of five
                  (5) years. "See also note 4".

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

Since its inception, substantially all of the Company's revenues have been derived from its consulting activities. The Company has had a history of recurring losses from operation, giving rise to an accumulated deficit at April 30, 2003 of approximately $14,167,000. For the 9 months ending April 30, 2003, the Company has had no revenue from consulting as the Company has shifted its emphasis away from product development consulting for its clients and to development of its own products.

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

RESULTS OF OPERATIONS

THE NINE MONTHS ENDED APRIL 2003 [THE "2003 PERIOD"] AND APRIL 2002 [THE "2002 PERIOD"]

Operating revenues for the 2003 Period decreased approximately $335,000 to $0 from $335,000 for the 2002 Period.

Total costs and expenses for the 2003 Period increased approximately $1,435,000 or 47% to $4,478,000 from $3,043,000 for the 2002 Period. This increase includes approximately: $665,000 in payroll expenses primarily due to the hiring of additional employees and an increase of the vacation pay accrual; $362,000 in legal & professional fees; $140,000 in laboratory testing and clinical studies costs; $129,000 in consultants fees primarily due to a non-cash charge for options issued to consultants; $66,000 in depreciation and amortization expenses due to the earlier purchases of internal laboratory equipment; $51,000 in employee recruiting; $47,000 in insurance expenses due to additional employees and generally increased premiums; $28,000 in inside laboratory expenses; $17,000 in trade show and conference expenses; $12,000 in office expenses due to additional employees; $11,000 in automobile expenses; $11,000 in travel expenses; $10,000 in outside services primarily due to environmental waste removal costs and $9,000 in rent expenses.

Costs and expenses decreases for the 2003 period, as compared to the 2002 period, includes approximately: $89,000 in bad debt expense; $32,000 in buy-out of contract with a consultant; $8,000 in sample purchases primarily due to returns of earlier purchases and $6,000 in meetings and memberships.

Interest income increased approximately $8,000 or 25% to $40,000 for the 2003 Period from $32,000 for the 2002 Period due to an increased average cash balance.

Deferred income tax benefit for the 2003 period was approximately $84,000 compared to approximately $88,000 for the 2002 period. These benefits resulted from the sale of the Company's New Jersey net operating losses.

The resulting net loss for the 2003 Period was $4,354,000 (net loss per share of $0.30) compared to a net loss of $2,588,000 (net loss per share of $0.25) for the 2002 Period.

THE THREE MONTHS ENDED APRIL 2003 [THE "2003 PERIOD"] AND APRIL 2002 [THE "2002 PERIOD"]

Operating revenues for the 2003 Period decreased approximately $81,000 to $0 from $81,000 for the 2002 Period.

Total costs and expenses for the 2003 Period decreased approximately $1,261,000 or 59% to $878,000 from $2,139,000 for the 2002 Period. This decrease includes approximately: $1,369,000 in consultants fees; $18,000 in travel expenses; $12,000 in trade shows and conferences and $7,000 in laboratory testing and clinical studies expenses.

Costs and expenses increases for the 2003 period, as compared to the 2002 period, includes approximately: $145,000 in payroll expense primarily due to the hiring of additional employees and an increase of the vacation pay accrual; $42,000 in legal & professional fees; $20,000 in depreciation and amortization expense due to the earlier purchases of internal laboratory equipment and $13,000 in public company expenses due to increased directors' fees.

Interest income decreased approximately $10,000 or 59% to $7,000 for the 2003 period from $17,000 for the 2002 period due to a decreased average cash balance.

The resulting net loss for the 2003 Period was $871,000 (net loss per share of $0.06) compared to a net loss of $2,041,000 (net loss per share of $0.15) for the 2002 Period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities approximated $2,965,000 for the 2003 Period compared to net cash used in operating activities of approximately $810,000 for the 2002 Period. Net cash used in operating activities for both the 2003 and 2002 periods was primarily attributable to the net loss of $4,354,000 and $2,588,000, respectively. For the 2003 period, $264,000 was used for investing activities compared to $179,000 for the 2002 Period. For the 2003 period, $2,511,000 was received from financing activities compared to $4,934,000 for the 2002 period. Total cash flow for the 2003 period decreased approximately $718,000 as compared to a $3,945,000 increase for the 2002 period.

In May 2003, the Company completed its private placement, raising an additional $2,006,000 of equity (see note 7). Before the end of the calendar year, it will be necessary for the Company to obtain additional financing and/or consummate a strategic alliance with a well funded business partner. There are a number of risks and uncertainties related to the Company's attempt to complete a financing or strategic partnering arrangement that are outside the control of the Company. We may not be able to successfully obtain additional financing on terms acceptable to the Company, or at all. These uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The Company's auditors have qualified their audit opinion with regard to the Company's ability to continue as a going concern.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

               None

Item 2.  Changes in Securities

         During April 2003, the Company received gross proceeds of approximately $2,795,000 from the placement of a total of 27.95 Units of the Company's securities. Each Unit consisted of sixty six thousand, six hundred, sixty seven (66,667) common shares, par value $.001, and sixteen thousand, six hundred, sixty seven (16,667) warrants. Each warrant entitled the holder to purchase an additional share of the company's common stock at an exercise price of $2.00 within five (5) years. The sale price of each Unit was $100,000 ($1.50 per share). The placement agent (Paramount Capital) was paid compensation of seven and one half percent (7.5%) of the gross proceeds (($209,625) plus a non accountable expense allowance of $25,000 and 160,017 warrants to purchase additional shares of the Company's common stock at an exercise price of $2.00 within five years.

Item 3.  Defaults Upon Senior Securities

               N/A

Item 4.  Submissions of Matters to a Vote of Security Holders

             On March 28, 2003, the Company held an annual meeting of stockholders to vote on the election of directors, the ratification of the Company's independent auditors and an amendment to the Company's 1998 Stock Option Plan. Of the 14,548,509 shares of the Company's Common Stock entitled to vote at the meeting, holders of 11,643,462 shares were present in person or were represented by proxy at the meeting.

             The directors elected at the meeting and the results of the voting were as follows:

                                                        For          Withheld
                                                     ----------     ---------
             Gary A. Shangold, M.D                   11,643,462         0
             Harry A. Dugger III, Ph.D               11,643,462         0
             John H. Klein                           11,643,462         0
             Robert F. Schaul, Esq                   11,643,462         0
             William F. Hamilton, Ph.D               11,643,462         0
             Lawrence J. Kessel, M.D., FACP          11,643,462         0

             The above represented all of the directors of the Company on March 28, 2003.

             The shares voted regarding the Board of Directors' proposal to select the accounting firm of Wiss & Company, LLP, to serve as independent auditors of the Company, were as follows:

             For:                   11,640,962
             Against:                        0
             Abstain:                    2,500

             The shares voted regarding the Board of Directors' proposal to amend the Company's 1998 Stock Option Plan, were as follows:

             For:                   11,488,162
             Against:                  155,300
             Abstain:                        0

Item 5.  Other Information

               N/A

Item 6.  Exhibits List and Reports on Form 8-K


         (a)   List of Exhibits

               Exhibit 10.28 Lease Agreement dated March 19, 2003, between the Company and Macedo Business Park, II, L.L.C.

               Exhibit 10.29    Amendment #1 of Lease Agreement dated March 19,
                                2003, between the Company and Macedo Business
                                Park, II, L.L.C.

               Exhibit 10.30    Employment Agreement dated May 23, 2003, between the
                                Company and Barry C. Cohen.

               Exhibit 11.      Statement re: computation of earnings per share for
                                the nine months ended April 30, 2003

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



                               NOVADEL PHARMA INC



Dated:                             By:
June 18, 2003                               /S/ GARY SANGOLD, M.D.
                                            ----------------------
                                            Gary Shangold, M.D., President
                                            (Principal Executive Officer)



Dated:                             By:
June 18, 2003                               /S/ DONALD J. DEITMAN
                                            ---------------------
                                            Donald J. Deitman
                                            Chief Financial Officer

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

Date:       June 18, 2003


Gary Shangold, M.D.
President & Chief Executive Officer

/s/ GARY A. SHANGOLD, M.D.
--------------------------
     (Signature)

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

Date:    June 18, 2003

Donald J. Deitman
Chief Financial Officer


/s/ DONALD J. DEITMAN
-----------------------
 (Signature)