Form 10QSB
period 2003-10-31
NOVADEL PHARMA INC
filed 2003-12-12
CIK 1043873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the three month period ended October 31, 2003

               |_| TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____to_____

                        Commission file number 000-23399

                               NOVADEL PHARMA INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                               22-2407152
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

        25 Minneakoning Road
       Flemington, New Jersey                                       08822
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)

                                  (908)782-3431
                           ---------------------------
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,972,760 shares of common stock outstanding as of December 5, 2003.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

                                 Yes|_|  No |X|

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                               NOVADEL PHARMA INC.

                            CONDENSED BALANCE SHEETS

                                                                                      October 31,         July 31,
                                                                                         2003               2003
                                                                                     ------------       ------------
                                                                                      (Unaudited)         (Note 1)
                            ASSETS
CURRENT ASSETS:
  Cash                                                                               $  1,316,000       $  3,086,000
  Accounts receivable - trade                                                                  --              2,000
  Prepaid expenses and other current assets                                               268,000            168,000
                                                                                     ------------       ------------
            Total Current Assets                                                        1,584,000          3,256,000
                                                                                     ------------       ------------

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION                                                              1,054,000            714,000

OTHER ASSETS                                                                              355,000            357,000
                                                                                     ------------       ------------
                                                                                     $  2,993,000       $  4,327,000
                                                                                     ============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable-trade                                                             $    365,000       $    139,000
  Accrued expenses and other current liabilities                                          404,000            318,000
  Current portion of capitalized lease obligation                                          25,000                 --
                                                                                     ------------       ------------
  Total Current Liabilities                                                               794,000            457,000
                                                                                     ------------       ------------

  Non current portion of capitalized lease obligation                                      56,000                 --
                                                                                     ------------       ------------
  Total Liabilities                                                                       850,000            457,000
                                                                                     ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
        Authorized 1,000,000 shares, none issued Common stock, $.001 par value:
        Authorized - 50,000,000 shares
           Issued and outstanding 17,972,760                                               18,000             18,000
   Additional paid-in capital                                                          19,480,000         19,480,000
   Accumulated deficit                                                                (17,355,000)       (15,628,000)
                                                                                     ------------       ------------
           Total Stockholders' Equity                                                   2,143,000          3,870,000
                                                                                     ------------       ------------
                                                                                     $  2,993,000       $  4,327,000
                                                                                     ============       ============

See accompanying notes to condensed financial statements.

                               NOVADEL PHARMA INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                          October 31
                                               ---------------------------------
                                                   2003                2002
                                               ------------        ------------

CONSULTING, SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES AND LOSS
    FROM OPERATIONS                            $  1,733,000        $  1,729,000
INTEREST INCOME                                       6,000              15,000
                                               ------------        ------------
NET LOSS                                       $ (1,727,000)       $ (1,714,000)
                                               ============        ============
BASIC AND DILUTED LOSS PER SHARE               $       (.10)       $       (.12)
                                               ============        ============

SHARES USED IN COMPUTATION OF BASIC
     AND DILUTED LOSS PER SHARE                  17,972,760          14,509,523
                                               ============        ============

See accompanying notes to condensed financial statements.

                               NOVADEL PHARMA INC.

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                        Common Stock
                               ------------------------------
                                                     Par             Paid-in         Accumulated        Stockholders'
                                  Shares            Value            Capital           Deficit              Equity
                               ------------      ------------      ------------      ------------       ------------
BALANCE, August 1, 2003          17,972,760      $     18,000      $ 19,480,000      $(15,628,000)      $  3,870,000
  Net Loss                               --                --                --        (1,727,000)        (1,727,000)
                               ------------      ------------      ------------      ------------       ------------
BALANCE, October 31, 2003        17,972,760      $     18,000      $ 19,480,000      $(17,355,000)      $  2,143,000
                               ============      ============      ============      ============       ============

See accompanying notes to condensed financial statements.

                               NOVADEL PHARMA INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                        October 31
                                                               -----------------------------
                                                                  2003              2002
                                                               -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                     $(1,727,000)      $(1,714,000)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Options issued for services                                       --           573,000
      Warrants issued for services                                      --             7,000
      Depreciation and amortization                                 49,000            37,000
      Changes in operating assets and liabilities:
           Accounts receivable                                       2,000             1,000
           Prepaid expenses and other current assets              (100,000)          (15,000)
           Other assets                                              2,000                --
           Accounts payable - trade                                226,000            58,000
           Accrued expenses and other current liabilities           86,000            60,000
                                                               -----------       -----------
          Net cash used in operating activities                 (1,462,000)         (993,000)
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                              (308,000)         (110,000)
                                                               -----------       -----------

NET DECREASE IN CASH                                            (1,770,000)       (1,103,000)
CASH, BEGINNING OF PERIOD                                        3,086,000         3,314,000
                                                               -----------       -----------
CASH, END OF PERIOD                                            $ 1,316,000         2,211,000
                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURE OF INVESTING AND

    FINANCING ACTIVITIES:
    Equipment acquired under capitalized lease obligation      $    81,000       $        --
                                                               ===========       ===========

See accompanying notes to condensed financial statements.

                               NOVADEL PHARMA INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:

      The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the previously filed Form 10-KSB of NovaDel Pharma Inc. (The Company) for the year ended July 31, 2003 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made in the interim statements. Results of operations for interim periods are not necessarily indicative of the operating results to be expected for a full year.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Before December 31, 2003, it will be necessary for the Company to obtain additional financing and/or consummate a strategic alliance with a well-funded business partner. There are a number of risks and uncertainties related to the Company's attempt to complete a financing or strategic partnering arrangement that are outside the control of the Company. The Company may not be able to successfully obtain additional financing on terms acceptable to the Company, or at all. These uncertainties raise substantial doubt as to the Company's ability to continue as a going concern.

      Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended July 31, 2003.

      Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share."

      Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible dept. As of October 31, 2003, 15,506,755 of options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Note 2 - Capitalized Lease Obligation:

      In October 2003, the Company entered into a capital lease for laboratory equipment. This lease requires 36 monthly payments of $2,827 each.

Note 3 - Contracts:

      In August 2003, Mr. Robert C. Galler agreed to change from an employee of the Company as Vice President - Corporate Development to a consultant and entered into a consulting agreement with the Company at a base compensation of $180,000 per year. The consulting agreement terminates in February 2005.

Note 4 - Stock Options:

      The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, in the opinion of management, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income (loss) and earnings (loss) per share disclosures as well as various other disclosures. The Company has adopted the disclosure provisions required under Financial Accounting standards Board Statement No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" (FAS
      148). Under APB 25, because the exercise price of the Company's stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

      Pro forma information regarding net loss and loss per share is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123.

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

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                      3 Months Ended
                                                                        October 31,
                                                               -----------------------------
                                                                   2003              2002
                                                               -----------       -----------
      Net Loss, as reported                                    $(1,727,000)      $(1,714,000)
      Stock-based employee compensation expense
      under fair value method, net of related tax effects          (10,000)               --
                                                               -----------       -----------
      Pro forma net loss                                       $(1,737,000)      $(1,714,000)
                                                               ===========       ===========

      Loss per share:
                 Basic and diluted, as reported                $      (.10)      $      (.12)
                                                               ===========       ===========
                 Basic and diluted, pro forma                  $      (.10)      $      (.12)
                                                               ===========       ===========

      In August 2003, the Company issued 75,000 options under the 1998 Option Plan to a new employee. These options vest equally over 3 years, beginning August 1, 2004, have an exercise price of $2.23 and expire during July 2013.

      In August 2003, the Company issued 6,000 options under the 1998 Option Plan to a new employee. These options vest equally over 3 years, beginning September 1, 2004, have an exercise price of $1.99 and expire during August 2013.

Note 5 - Related Party Transactions:

      In April 2003, the Company entered into a license and development agreement with Manhattan Pharmaceuticals, Inc. for the worldwide, exclusive rights to the Company's proprietary lingual spray technology. One of the Company's major shareholders is also a significant shareholder of Manhattan Pharmaceuticals, Inc.

      During the Company's first fiscal quarter ended October 31, 2003, the Company invoiced Manhattan Pharmaceuticals, Inc. approximately $93,000 for the Company's reimbursable expenses. In November 2003, the Company received $375,000, from Manhattan Pharmaceuticals, Inc., for license fees. The Company expects to recognize these license fees over the 20 year term of the license.

Note 6 - Subsequent Events:

      On November 18, 2003, the Company's publicly traded warrants expired.

                               NOVADEL PHARMA INC.

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

Since its inception, substantially all of the Company's revenues have been derived from its consulting activities. The Company has had a history of recurring losses from operations, giving rise to an accumulated deficit at October 31, 2003 of $17,355,000. Revenues from consulting may be expected to continue to decline in the future as the Company shifts its emphasis away from product development consulting for its clients and towards development of its own products.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

Results of Operations

The three months ended October 2003 [the "2003 Period"] and October 2002 [the "2002 Period"]

Total costs and expenses for the 2003 Period increased approximately $4,000 to $1,733,000 from $1,729,000 for the 2002 Period. Costs and expenses increases for the 2003 Period, as compared to the 2002 Period, includes approximately:
$426,000 in payroll expense primarily due to the hiring of additional employees; $91,000 in employee recruiting expense; $57,000 in rent expense due to the Company's leasing of new facilities; $31,000 in outside services; $25,000 in insurance costs due primarily to employee health insurance, $23,000 in legal and professional fees and $21,000 in travel expense;. Decrease include approximately: $497,000 in outside consultants fees due primarily to a reduction in the options issued to consultants; $151,000 in laboratory testing and clinical studies expenses due to no clinical studies being conducted during the 2003 period and $17,000 in trade shows and conferences.

Interest income decreased approximately $9,000 or 60% to $6,000 for the 2003 Period from $15,000 for the 2002 Period due to a decreased average cash balance.

The resulting net loss for the 2003 Period was $1,727,000 compared to a net loss of $1,714,000 for the 2002 Period.

Liquidity and Capital Resources

Net cash used in operating activities approximated $1,462,000 for the 2003 Period compared to net cash used in operating activities of approximately $993,000 for the 2002 Period. Net cash used in operating activities for both periods was primarily attributable to the net loss of $1,727,000 and $1,714,000, respectively. For the 2003 Period, $308,000 was used for investing activities compared to $110,000 for the 2002 Period. Total cash for the 2003 Period decreased approximately $1,770,000 as compared to a $1,103,000 decrease for the 2002 Period.

The Company believes that it currently has sufficient cash to satisfy its cash requirements through December 31, 2003. However, beyond this point there is substantial doubt about the Company's ability to continue operations without obtaining additional financing and/or consummating a strategic alliance with a well funded business partner. There are a number of risks and uncertainties related to the Company's attempt to complete a financing or strategic partnering arrangement that are outside the control of the Company. We may not be able to successfully obtain additional financing on terms acceptable to the Company, or at all. These uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The Company's former auditors have included in their audit opinion an explanatory paragraph with regard to the Company's ability to continue as a going concern.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements within the meaning of SEC rules.

Inflation

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

Item 3. Controls and Procedures

As of October 31, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed. The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company's disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended October 31, 2003, there have been no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonable likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Small Business Issuer Purchases of Securities

      N/A

Item 3. Defaults Upon Senior Securities

      N/A

Item 4. Submissions of Matters to a Vote of Security Holders

      N/A

Item 5. Other Information

      N/A

Item 6. Exhibits and Reports on Form 8-K

      a)    List of Exhibits

            Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer

            Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer

            Exhibit 32.1 Certification under 18 U.S.C. 1350

            Exhibit 32.2 Certification under 18 U.S.C. 1350

      b)    Reports on Form 8-K

            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NOVADEL PHARMA INC


Dated: December 12, 2003                By: /s/ Gary A. Shangold, M.D.
                                           -------------------------------------
                                           Gary A. Shangold, M.D.
                                           President  & Chief Executive Officer


Dated: December 12, 2003                By: /s/  Donald J. Deitman
                                           -------------------------------------
                                           Donald J. Deitman
                                           Chief Financial Officer