Form 10KSB/A
period 2003-07-31
NOVADEL PHARMA INC
filed 2004-03-11
CIK 1043873

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

         For the transition period from __________________ to ______________

                          Commission file No. 000-23399

                               NOVADEL PHARMA INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              Delaware                                 22-2407152
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

25 Minneakoning Road, Flemington, New Jersey              08822
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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

         As of October 27, 2003 the Registrant had 17,972,760 shares of Common Stock, $.001 par value, outstanding.

         Documents incorporated by reference: None

                                INTRODUCTORY NOTE

         This Amendment No. 1 to the Annual Report on Form 10-KSB (the "10-KSB/A") for Novadel Pharma Inc. (the "Company") for the fiscal year ended July 31, 2003, as filed with the Securities and Exchange Commission ("SEC") on October 29, 2003, is being filed solely for the purpose of amending Exhibit
10.31 thereto and  correcting  the exhibit index  accordingly.  The Amendment to
Exhibit 10.31 is based upon the SEC's review of the Company's confidentiality treatment request previously filed with respect to such exhibit.

         This 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth above. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                     PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

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

10.4              Registrant's 1992 Stock Option Plan           As filed with the Registrant's Form SB-2, on
                                                                August 8, 1997, File No. 333-33201

10.5              Form of Option Agreement under the 1992       As filed with the Registrant's Form SB-2, on
                  Stock Option Plan                             October 3, 1997, File No. 333-33201

10.6              Registrant's 1997 Stock Option Plan           As filed with the Registrant's Form SB-2, on
                  Form of Option Agreement under the 1997       August 8, 1997, File No. 333-33201

10.7              Stock Option Plan                             As filed with the Registrant's Form SB-2, on
                                                                October 3, 1997, File No. 333-33201

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

10.15             Agreement with Altana, Inc., dated December   As filed with the Registrant's Form 10-KSB/A on
                  7, 1996                                       September 26, 2001, File No. 000-23399

10.16             Agreement with CLL Pharma dated February      As filed with the Registrant's Form 10-KSB/A on
                  12, 1998                                      September 26, 2001, File No. 000-23399

10.17             Agreement with Nace Resources, Inc., dated    As filed  with the Registrant's  Form  10-KSB/A
                  December 29, 1997, together with Amendment    on 10.17 Amendment Number 3, dated May 5, 2000
                  Number 1 dated February 9, 1998; Amendment    September 26, 2001, File No. 000-23399
                  Number 2 dated  November  29,  1999;  and,

10.18             Agreement  with  PolyMASC  Pharmaceuticals    As filed  with the Registrant's Form 10-KSB/A on 10.18
                  plc, dated July 25, 2000                      September 26, 2001, File No. 000-23399

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

10.30             Employment Agreement with Barry C. Cohen      As filed with the Registrant's Form 10-QSB for
                                                                period ended April 30, 2003, File No. 000-23399

10.31             *  Agreement with Manhattan
                  Pharmaceuticals, Inc. dated April 4, 2003.

11.1              ** Computation of earnings per share

23.1              ** Consent of Wiss & Co. LLP

31.1 ** Certification of Chief Executive Officer under Rule 13a-14(a)

31.2              ** Certification of Chief Financial
                  Officer under Rule 13a-14(a)

32.1 ** Certification of Chief Executive Officer under 18 USC 1350

32.2              ** Certification of Chief Financial
                  Officer under 18 USC 1350

* Filed herewith. Certain portions of Exhibit 10.31 have been redacted and have been separately filed with the SEC pursuant to the Company's confidentiality treatment request.

** Filed with Registrant's Annual Report on Form 10-KSB as filed with the SEC on October 29, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NovaDel Pharma Inc.

Date: March 11, 2004                      By: /s/ Gary A. Shangold
                                              ----------------------------------
                                              Gary A. Shangold, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signatures                                       Title                                  Date
     ----------                                       -----                                  ----
/s/ Gary A. Shangold               President and Chief Executive Officer (Principal    March 11, 2004
---------------------------        Executive Officer) and Director
Gary A. Shangold

/s/ Donald J. Deitman              Chief Financial Officer                             March 11, 2004
---------------------------        (Principal Financial Officer)
Donald J. Deitman

/s/ John H. Klein                  Chairman of the Board and Director                  March 11, 2004
---------------------------
John H. Klein

/s/ Robert F. Schaul               Secretary and Director                              March 11, 2004
---------------------------
Robert F. Schaul

/s/ William F. Hamilton            Director                                            March 11, 2004
---------------------------
William F. Hamilton

/s/ Lawrence J. Kessel             Director                                            March 11, 2004
---------------------------
Lawrence J. Kessel

/s/ Mark H. Rachesky               Director                                            March 11, 2004
---------------------------
Mark H. Rachesky


/s/ Charles Nemeroff               Director                                            March 11, 2004
---------------------------
Charles Nemeroff

/s/ Robert G. Savage               Director                                            March 11, 2004
---------------------------
Robert G. Savage
