Form 10QSB
period 2004-01-31
NOVADEL PHARMA INC
filed 2004-03-16
CIK 1043873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

               [ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to________

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


             25 Minneakoning Road
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,877,642 shares of common stock outstanding as of March 9, 2004.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               NOVADEL PHARMA INC.

                            CONDENSED BALANCE SHEETS

                                                             January 31,       July 31,
                                                                2004             2003
                                                            ------------     ------------
                                                             (Unaudited)       (Note 1)
                             ASSETS
CURRENT ASSETS:
  Cash                                                      $ 12,840,000     $  3,086,000
  Accounts receivable - trade                                     28,000            2,000
  Prepaid expenses and other current assets                      338,000          168,000
                                                            ------------     ------------
            Total Current Assets                              13,206,000        3,256,000
                                                            ------------     ------------

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION                                     1,025,000          714,000

OTHER ASSETS                                                     355,000          357,000
                                                            ------------     ------------
                                                            $ 14,586,000     $  4,327,000
                                                            ============     ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-trade                                    $     73,000     $    139,000
  Accrued expenses and other current liabilities                 552,000          318,000
  Current portion of deferred revenue                             19,000               --
  Current portion of capitalized lease obligation                 26,000               --
                                                            ------------     ------------
  Total Current Liabilities                                      670,000          457,000
                                                            ------------     ------------

  Non current portion of deferred revenue                        353,000               --
  Non current portion of capitalized lease obligation             49,000               --
                                                            ------------     ------------
  Total Liabilities                                            1,072,000          457,000
                                                            ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
        Authorized 1,000,000 shares, none issued
   Common stock, $.001 par value:
        Authorized - 50,000,000 shares
           Issued and outstanding  32,677,642 at January
           31, 2004 and 17,972,760 at July 31, 2003               33,000           18,000
   Additional paid-in capital                                 32,250,000       19,480,000
   Accumulated deficit                                       (18,769,000)     (15,628,000)
                                                            ------------     ------------
           Total Stockholders' Equity                         13,514,000        3,870,000
                                                            ------------     ------------
                                                            $ 14,586,000     $  4,327,000
                                                            ============     ============

See accompanying notes to condensed financial statements.

                               NOVADEL PHARMA INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended             Six Months Ended
                                              January 31,                   January 31,
                                   ----------------------------    ----------------------------
                                       2004            2003            2004            2003
                                   ------------    ------------    ------------    ------------
LICENSE FEE                        $      3,000    $         --    $      3,000    $         --
CONSULTING REVENUES                      18,000              --          18,000              --
                                   ------------    ------------    ------------    ------------
TOTAL REVENUES                           21,000              --          21,000              --
                                   ------------    ------------    ------------    ------------
RESEARCH AND DEVELOPMENT                389,000         348,000         678,000         565,000
    EXPENSES
CONSULTING, SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES           1,265,000       1,523,000       2,709,000       3,035,000
                                   ------------    ------------    ------------    ------------
TOTAL EXPENSES                        1,654,000       1,871,000       3,387,000       3,600,000
                                   ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                 (1,633,000)     (1,871,000)     (3,366,000)     (3,600,000)

INTEREST INCOME                           5,000          18,000          11,000          33,000
                                   ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES             (1,628,000)     (1,853,000)     (3,355,000)     (3,567,000)

DEFFERED INCOME TAX BENEFIT             214,000          84,000         214,000          84,000
                                   ------------    ------------    ------------    ------------

NET LOSS                           $ (1,414,000)   $ (1,769,000)   $ (3,141,000)   $ (3,483,000)
                                   ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE          $(.06)          $(.12)          $(.15)          $(.24)
                                   ============    ============    ============    ============

SHARES USED IN COMPUTATION OF
    BASIC  AND DILUTED LOSS PER
    SHARE                            23,247,336      14,542,821      20,610,048      14,526,172
                                   ============    ============    ============    ============





See accompanying notes to condensed financial statements.

                               NOVADEL PHARMA INC.

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JANUARY 31, 2004
                                   (Unaudited)


                                                      Common Stock            Additional                          Total
                                             ----------------------------      Paid-in        Accumulated      Stockholders'
                                                 Shares         Amount         Capital          Deficit           Equity
                                             ------------    ------------    ------------     ------------     ------------
BALANCE, August 1, 2003                        17,972,760    $     18,000    $ 19,480,000     $(15,628,000)    $  3,870,000

  Stock issued in connection with private
    placement, net of costs                    13,333,333          14,000      12,771,000               --       12,785,000

  Stock issued to 2003 private investors
    in connection with reset provision          1,371,549           1,000          (1,000)              --               --

  Net Loss                                             --              --              --       (3,141,000)      (3,141,000)
                                             ------------    ------------    ------------     ------------     ------------
BALANCE, January 31, 2004                      32,677,642    $     33,000    $ 32,250,000     $(18,769,000)    $ 13,514,000
                                             ============    ============    ============     ============     ============




See accompanying notes to condensed financial statements.

                               NOVADEL PHARMA INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                       January 31
                                                             -----------------------------
                                                                 2004             2003
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (3,141,000)    $ (3,483,000)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Warrants issued for Services                                     --            7,000
      Options Issued for Services                                      --        1,198,000
      Shares issued for Warrants exercised                             --           10,000
      Depreciation & Amortization                                 105,000           74,000
  Changes in operating assets and liabilities:
      Accounts receivable                                         (26,000)           1,000
      Prepaid expenses and other current assets                  (170,000)         (65,000)
      Other Assets                                                  2,000           (4,000)
      Accounts payable - trade                                    (66,000)         243,000
      Accrued expenses and other current liabilities              234,000          338,000
      Deferred revenue                                            372,000               --
                                                             ------------     ------------
  Net cash used in operating activities                        (2,690,000)      (1,681,000)
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                             (329,000)        (109,000)
                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from issuance of common stock through
    a private placement offering                               12,785,000               --
  Payments of capitalized lease obligation                        (12,000)              --
                                                             ------------     ------------
  Net cash provided by financing activities                    12,773,000               --
                                                             ------------     ------------

NET INCREASE  (DECREASE) IN CASH                                9,754,000       (1,790,000)
CASH, BEGINNING OF PERIOD                                       3,086,000        3,314,000
                                                             ------------     ------------
CASH, END OF PERIOD                                          $ 12,840,000     $  1,524,000
                                                             ============     ============

SUPPLEMENTAL DISCLOSURE OF INVESTING AND
   FINANCING ACTIVITIES:
   Equipment acquired under capitalized lease obligation     $     87,000     $         --
                                                             ============     ============





See accompanying notes to condensed financial statements.

                               NOVADEL PHARMA INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1   -        BASIS OF PRESENTATION:

                  The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the previously filed Form 10-KSB of NovaDel Pharma Inc. (the Company) for the year ended July 31, 2003 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made in the interim financial statements. Results of operations for interim periods are not necessarily indicative of the operating results to be expected for a full year.

                  Management of the Company believes that during the second calendar quarter of 2005, it will be necessary for the Company to obtain additional financing and/or consummate a well funded strategic alliance with a business partner. There are a number of risks and uncertainties related to the Company's attempt to complete a financing or strategic partnering arrangement that are outside the control of the Company. The Company may not be able to successfully obtain additional financing on terms acceptable to the Company, or at all.

                  Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended July 31, 2003.

NOTE 2 -          LOSS PER COMMON SHARE

                  Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. As of January 31, 2004, 20,110,429 (17,322,358 if the amendment to the Company's Certificate of Incorporation is not approved) of options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive. The Company has outstanding derivative securities (options and warrants) which exceed the Company's authorized and unissued stock under its Certificate of Incorporation. The Company has a Proposal pending for its Annual Meeting (presently scheduled for April 19, 2004) to amend its Certificate of Incorporation to increase its authorized common stock from 50,000,000 shares to 100,000,000 shares. The Company's stockholders may not approve that amendment. In that case, we may not have a sufficient number of shares available to honor the exercise of such derivative securities; any liability incurred by us in such an eventuality could have a material adverse effect upon the Company.

NOTE 3 -          CAPITALIZED LEASE OBLIGATION:

                  In October 2003, the Company entered into a capital lease for laboratory equipment. This lease requires 36 monthly payments of $2,827 each.

NOTE 4 -          CONTRACTS:

                  In August 2003, Mr. Robert C. Galler agreed to change from an employee of the Company as Vice President - Corporate Development to a consultant and entered into a consulting agreement with the Company at a base compensation of $180,000 per year. The consulting agreement terminates in February 2005.

NOTE 5 -          STOCK OPTIONS AND WARRANTS:

                  The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, in the opinion of management, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting method provided under FAS 123, but requires pro forma net income (loss) and earnings
                  (loss) per share disclosures as well as various other disclosures. The Company has adopted the disclosure provisions required under Financial Accounting standards Board Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the Company's stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

                  Pro forma information regarding net loss and loss per share required by FAS 123 and FAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123.

                  The fair value of options granted during the three and six months periods ending January 31, 2004 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 4.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's common stock of 54% for the three months ending January 31, 2004 and 57% for the six months ending January 31, 2004, and a weighted-average expected life of the options of eight years for the three months ending January 31, 2004 and nine years for the six months ending January 31, 2004.

                  For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                                    3 MONTHS ENDED
                                                                      JANUARY 31,
                                                          ----------------------------------
                                                               2004             2003
                                                          -------------     -------------
          Net Loss, as reported                           $  (1,414,000)    $  (1,769,000)

          Stock-based employee compensation expense
               under fair value method, net of related
               tax effects                                      (46,000)               --
                                                          -------------     -------------
          Pro forma net loss                              $(,1,460,000)     $  (1,769,000)
                                                          =============     =============

          Loss per share:
                     Basic and diluted, as reported       $        (.06)    $        (.12)
                                                          =============     =============
                     Basic and diluted, pro forma         $        (.06)    $        (.12)
                                                          =============     =============

                                                                    6 MONTHS ENDED
                                                                      JANUARY 31,
                                                          ----------------------------------
                                                               2004             2003
                                                          -------------     -------------
          Net Loss, as reported                           $  (3,141,000)    $  (3,483,000)

          Stock-based employee compensation expense
               under fair value method, net of related
               tax effects                                      (56,000)               --
                                                          -------------     -------------
          Pro forma net loss                              $(,3,197,000)     $  (3,483,000)
                                                          =============     =============

          Loss per share:
                     Basic and diluted, as reported       $        (.15)    $        (.24)
                                                          =============     =============
                     Basic and diluted, pro forma         $        (.16)    $        (.24)
                                                          =============     =============

                  In August 2003, the Company issued 75,000 options under the 1998 Option Plan to a new employee. These options vest equally over 3 years, beginning August 1, 2004, have an exercise price of $2.23 per share and expire during July 2013.

                  In August 2003, the Company issued 6,000 options under the 1998 Option Plan to a new employee. These options vest equally over 3 years, beginning August 19, 2004, have an exercise price of $1.99 per share and expire during August 2013.

                  In September 2003, the Company issued 100,000 Non-plan Options to a new director. These options vest equally over 3 years, beginning September 9, 2004, have an exercise price of $1.85 per share and expire during September 2008.

                  In October 2003, the Company issued 60,000 options under the 1998 Option Plan to a new employee. These options vest equally over 3 years, beginning October 24, 2004, have an exercise price of $2.10 per share and expire during October 2013.

                  In November 2003, the Company issued 6,000 options under the 1998 Option Plan to a new employee. These options vest equally over 3 years, beginning November 25, 2004, have an exercise price of $1.60 per share and expire during November 2013.

                  In December 2003, the Company issued 50,000 options under the 1998 Option Plan to a new employee. These options vest equally over 3 years, beginning December 22, 2004, have an exercise price of $1.45 per share and expire during December 2013.

                  In December 2003, the Company issued 75,000 options under the 1998 Option Plan to a new employee. These options vest equally over 3 years, beginning December 29, 2004, have an exercise price of $1.50 per share and expire during December 2013.

                  In January 2004, the Company issued 20,000 options under the 1998 Option Plan to a new employee. These options vest equally over 3 years, beginning January 12, 2005, have an exercise price of $1.59 per share and expire during January 2014.

                  On November 18, 2003, the Company's publicly traded warrants expired.

NOTE 6 -          RELATED PARTY TRANSACTIONS:

                  In April 2003, the Company entered into a license and development agreement with Manhattan Pharmaceuticals, Inc., for the worldwide, exclusive rights to the Company's proprietary lingual spray technology. One of the Company's significant stockholders is also a significant stockholder of Manhattan Pharmaceuticals, Inc.

                  During the six months ended January 31, 2004, the Company invoiced Manhattan Pharmaceuticals, Inc. approximately $220,000 for the Company's reimbursable expenses of which payment of approximately $148,000 was received prior to January 31, 2004. In November 2003, the Company received $375,000 from Manhattan Pharmaceuticals, Inc., for license fees. The Company expects to recognize these license fees over the 20 year term of the license.

NOTE 7 -          PRIVATE PLACEMENT:

                  During January 2004, the Company completed a private placement and received net proceeds of approximately $12,785,000 from the placement of a total of 140 units of the Company's securities. Each unit consisted of ninety five thousand two hundred thirty eight (95,238) common shares, par value $.001 and twenty eight thousand five hundred seventy one (28,571) warrants. Each warrant entitles the holder to purchase an additional share of the Company's common stock at an exercise price of $1.40 within five (5) years. The sale price of each unit was $100,000 ($1.05 per share). A total of 13,333,333 shares and approximately 4,000,000 warrants were issued.


                  The securities were sold through Paramount Capital, Inc., a NASD broker-dealer ("Paramount"). For its services as placement agent, the Company paid Paramount a 7% commission fee of the aggregate amount raised and also issued to Paramount (and its designees) unit purchase options to purchase 1,330,303 shares of common stock at an exercise price of $1.40 per share and warrants to purchase an additional 399,091 shares of common stock at an exercise price of $1.40 per share. The Company also paid Paramount a non-accountable expense allowance of $25,000 to reimburse Paramount for its out-of- pocket expenses. A significant stockholder of the Company is a controlling principal of Paramount.

                  In connection with the Company's April/May 2003 private placement, the Company had agreed, for a period of one year, that if the Company issued shares of common stock at a per share price less than $1.50 (the price per share in such offering) that such investors would receive "reset price" shares without any additional consideration being paid to the Company (so that those investors would receive additional shares as if they purchased their shares at such lower per share purchase price). The per share sale price of the January 2004 offering triggered the reset rights of such investors and 1,371,549 shares were issued to these investors for no additional consideration.

NOTE 8 - SUBSEQUENT EVENTS:

                  In February 2004, the Company issued 100,000 Non-plan options to a new director. These options vest equally over 3 years, beginning February 23, 2005, have an exercise price of $1.65 per share and expire during February 2009.

                  In February 2004, 200,000 options were exercised for cash, yielding proceeds to the Company of $200,000.

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

Since its inception, substantially all of the Company's revenues have been derived from its consulting activities. The Company has had a history of recurring losses from operations, giving rise to an accumulated deficit at January 31, 2004 of $18,769,000.

For the reasons stated above, the Company anticipates that it will incur substantial operating expenses in connection with the testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JANUARY 2004 [THE "2004 PERIOD"] AND JANUARY 2003 [THE "2003 PERIOD"]

Operating revenues for the 2004 Period increased approximately $21,000 from $0 for the 2003 Period.

Total expenses for the 2004 Period decreased approximately $213,000 or 6% to $3,387,000 from $3,600,000 for the 2003 Period. This decrease includes approximately: $978,000 in consultants fees primarily due to a non-cash charge for options issued to a consultant during the 2003 Period; $125,000 in cost of clinical studies primarily due to fewer studies during the 2004 Period and $17,000 in trade show and conference expenses. Expense increases for the 2004 Period, as compared to the 2003 Period, include approximately: $473,000 in payroll expense primarily due to the hiring of additional employees; $145,000 in rent expense due to the leasing and occupying of additional space during the first fiscal quarter; $39,000 in insurance expenses due to additional employees and generally increased premiums; $45,000 in outside services due to increased activity; $42,000 in employee recruiting; $15,000 in depreciation and amortization expense due to the earlier purchases of internal laboratory equipment; $26,000 in public company expense due to an increased number of directors; $20,000 in inside laboratory expenses; $20,000 in travel expenses; $17,000 in telephone expense; $16,000 in office expenses due to additional employees and $16,000 in supplies expense necessary for sample products.

Interest income decreased approximately $22,000 or 67% to $11,000 for the 2004 Period from $33,000 for the 2003 Period due to a decreased average cash balance.

Deferred income tax benefit for the 2004 period was approximately $214,000 compared to approximately $84,000 for the 2003 period. These benefits resulted from the sale of the Company's New Jersey net operating losses.

The resulting net loss for the 2004 Period was $3,141,000 (or $.15 per share) compared to a net loss of $3,483,000 (or $.24 per share) for the 2003 Period.

THE THREE MONTHS ENDED JANUARY 2004 [THE "2004 PERIOD"] AND JANUARY 2003 [THE "2003 PERIOD"]

Operating revenues for the 2004 Period increased approximately $21,000 from $0 from the 2003 Period.

Total expenses for the 2004 Period decreased approximately $217,000 or 12% to $1,654,000 from $1,871,000 for the 2003 Period. This decrease includes approximately: $480,000 in consultants fees primarily due to a non-cash charge for options issued to a consultant during the 2003 Period; $49,000 in employee recruiting and $20,000 in legal and professional fees. Expense increases for the 2004 period, as compared to the 2003 period, include approximately: $105,000 in payroll expense primarily due to the hiring of additional employees; $100,000 in rent expense due to the leasing and occupying of additional space during the first fiscal quarter; $30,000 in cost of clinical studies; $24,000 in insurance expenses due to additional employees and generally increased premiums; $21,000 in inside laboratory expenses; $18,000 in depreciation and amortization expense due to the earlier purchases of internal laboratory equipment; $14,000 in public company expense due to an increased number of directors and $14,000 in outside services due to increased activity.

Interest income decreased approximately $13,000 or 72% to $5,000 for the 2004 Period from $18,000 for the 2003 Period due to a decreased average cash balance.

Deferred income tax benefit for the 2004 period was approximately $214,000 compared to approximately $84,000 for the 2003 period. These benefits resulted from the sale of the Company's New Jersey net operating losses.

The resulting net loss for the 2004 Period was $1,414,000 (or $.06 per share) compared to a net loss of $1,769,000 (or $.12 per share).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities approximated $2,690,000 for the 2004 Period compared to net cash used in operating activities of approximately $1,681,000 for the 2003 Period. Net cash used in operating activities for both the 2004 and 2003 periods was primarily attributable to the net loss of $3,141,000 and $3,483,000, respectively. For the 2004 period, $329,000 was used for investing activities compared to $109,000 for the 2003 Period. For the 2004 period, $12,773,000 was received from financing activities as a result of the completion of a private offering of Units (consisting of common stock and warrants). Total cash flow for the 2004 period increased approximately $9,754,000 as compared to a $1,790,000 decrease for the 2003 period.

During January 2004, the Company completed a private placement and received net proceeds of approximately $12,785,000. (See Part I, Note 7)

The Company believes that it currently has sufficient cash to satisfy its cash requirements into the second calendar quarter of 2005. However, beyond this point there is substantial doubt about the Company's ability to continue operations without obtaining additional financing and/or consummating a well-funded strategic alliance with a business partner. There are a number of risks and uncertainties related to the Company's attempt to complete a financing or strategic partnering arrangement that are outside the control of the Company. We may not be able to successfully obtain additional financing on terms acceptable to the Company, or at all. (See Part 1, Note 1)

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements within the meaning of SEC rules.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 3.  CONTROLS AND PROCEDURES

As of January 31, 2004, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed. The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company's disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended January 31, 2004, there have been no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonable likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              N/A

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

              In January 2004, the Company sold units (consisting of common stock and warrants) to accredited investors (at $100,000 per
              Unit). Investors were issued three warrants for each ten shares purchased. A total of 13,333,333 shares and 3,999,957 warrants were issued. The warrants are exercisable for five years, at an exercise price of $1.40 per share. The securities were sold through Paramount Capital, Inc., a NASD broker - dealer and a related party. The gross proceeds of the private offering were approximately $14.0 million. For its services as placement agent, the Company paid Paramount a 7% commission fee of the aggregate amount raised (approximately $980,000) and also issued to Paramount options to purchase 14 units at an exercise price of $110,000 per unit for five years. The shares were sold pursuant to Regulation D and/or Section 4 (2) of the Act.(See Part I, Note 7) The per share price ($1.05) of this sale triggered the reset rights of certain prior investors and 1,371,549 shares were issued to these investors.

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

            Exhibit 31.1   Rule 13a-14(a) Certification of Chief Executive
                           Officer

            Exhibit 31.2   Rule 13a-14(a) Certification of Chief Financial
                           Officer

            Exhibit 32.1   Certification under 18 U.S.C. 1350

            Exhibit 32.2   Certification under 18 U.S.C. 1350

         b) Reports on Form 8-K

            1. Current report on Form 8-K filed December 3, 2003 disclosing the Company's Change in Certifying Accountant.

            2. Current report on Form 8-K filed December 30, 2003 disclosing private placement of securities.

            3. Current report on Form 8-K/A filed January 6, 2004 relating to Change in Certifying Accountant.

            4. Current report on Form 8-K filed January 12, 2004 disclosing closing of private placement of securities.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               NOVADEL PHARMA INC



Dated: March 16, 2004                   By: /s/ Gary A. Shangold, M.D.
                                            ------------------------------------
                                            Gary A. Shangold, M.D.
                                            President  & Chief Executive Officer


Dated: March 16, 2004                   By: /s/ Donald J. Deitman
                                            ------------------------------------
                                             Donald J. Deitman
                                             Chief Financial Officer