Form 10QSB
period 2004-04-30
NOVADEL PHARMA INC
filed 2004-06-14
CIK 1043873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                ---
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

                   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF
                ---
                     THE SECURITIES EXCHANGE ACT OF 1934

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,943,699 shares of common stock outstanding as of June 9, 2004.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               NOVADEL PHARMA INC.

                            CONDENSED BALANCE SHEETS

                                                                          April 30,         July 31,
                                                                           2004               2003
                                                                        ------------      ------------
                                                                        (Unaudited)         (Note 1)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $ 11,451,000      $  3,086,000
  Accounts receivable - trade                                                 79,000             2,000
  Prepaid expenses and other current assets                                  255,000           168,000
                                                                        ------------      ------------
     Total Current Assets                                                 11,785,000         3,256,000

FURNITURE, FIXTURES, AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION                                                 1,019,000           714,000

OTHER ASSETS                                                                 354,000           357,000
                                                                        ------------      ------------
                                                                        $ 13,158,000      $  4,327,000
                                                                        ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-trade                                                $    151,000      $    139,000
  Accrued expenses and other current liabilities                             587,000           318,000
  Current portion of deferred revenue                                         19,000                --
  Current portion of capitalized lease obligation                             27,000                --
                                                                        ------------      ------------
    Total Current Liabilities                                                784,000           457,000

Non current portion of deferred revenue                                      348,000                --
Non current portion of capitalized lease obligation                           42,000                --
                                                                        ------------      ------------
    Total Liabilities                                                      1,174,000           457,000
                                                                        ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value:
        Authorized 1,000,000 shares, none issued                                  --                --
   Common stock, $.001 par value:
        Authorized - 100,000,000 shares
        Issued and outstanding  32,877,642 shares at April 30, 2004
        and 17,972,760 shares at July 31, 2003                                33,000            18,000
   Additional paid-in capital                                             32,450,000        19,480,000
   Accumulated deficit                                                   (20,499,000)      (15,628,000)
                                                                        ------------      ------------
     Total Stockholders' Equity                                           11,984,000         3,870,000
                                                                        ------------      ------------
                                                                        $ 13,158,000      $  4,327,000
                                                                        ============      ============

See accompanying notes to condensed financial statements.

                               NOVADEL PHARMA INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                  Nine Months Ended
                                               April 30,                            April 30,
                                     ------------------------------------------------------------------
                                         2004              2003              2004              2003
                                     ------------      ------------      ------------      ------------
LICENSE FEE                          $      5,000      $         --      $      8,000      $         --

CONSULTING REVENUES                        11,000                --            29,000                --
                                     ------------      ------------      ------------      ------------

TOTAL REVENUES                             16,000                --            37,000                --
                                     ------------      ------------      ------------      ------------

RESEARCH AND DEVELOPMENT
    EXPENSES                              587,000           264,000         1,265,000           829,000

CONSULTING, SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES             1,218,000           614,000         3,927,000         3,649,000
                                     ------------      ------------      ------------      ------------

TOTAL EXPENSES                          1,805,000           878,000         5,192,000         4,478,000
                                     ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                   (1,789,000)         (878,000)       (5,155,000)       (4,478,000)

INTEREST INCOME                            59,000             7,000            70,000            40,000
                                     ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES               (1,730,000)         (871,000)       (5,085,000)       (4,438,000)

DEFERRED INCOME TAX BENEFIT                    --                --           214,000            84,000
                                     ------------      ------------      ------------      ------------

NET LOSS                             $ (1,730,000)     $   (871,000)     $ (4,871,000)     $ (4,354,000)
                                     ============      ============      ============      ============

BASIC AND DILUTED LOSS PER SHARE     $       (.05)     $       (.06)     $       (.20)     $       (.30)
                                     ============      ============      ============      ============

SHARES USED IN COMPUTATION OF
    BASIC  AND DILUTED LOSS PER
    SHARE                              32,866,531        15,155,662        24,635,900        14,731,391
                                     ============      ============      ============      ============

See accompanying notes to condensed financial statements.

                               NOVADEL PHARMA INC.

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED April 30, 2004
                                   (Unaudited)

                                                      Common Stock
                                              -----------------------------      Additional                            Total
                                                                                  Paid-in         Accumulated      Stockholders'
                                                 Shares           Amount          Capital           Deficit            Equity
                                              ------------     ------------     ------------      ------------      ------------
BALANCE, August 1, 2003                         17,972,760     $     18,000     $ 19,480,000      $(15,628,000)     $  3,870,000

  Stock issued in connection with private
     placement, net of costs                    13,333,333           14,000       12,771,000                --        12,785,000

   Stock issued to 2003 private investors
    in connection with reset provision           1,371,549            1,000           (1,000)               --                --

   Stock issued for options exercised              200,000               --          200,000                --           200,000

  Net Loss                                              --               --               --        (4,871,000)       (4,871,000)
                                              ------------     ------------     ------------      ------------      ------------
BALANCE, April 30, 2004                         32,877,642     $     33,000     $ 32,450,000      $(20,499,000)     $ 11,984,000
                                              ============     ============     ============      ============      ============

See accompanying notes to condensed financial statements.

                               NOVADEL PHARMA INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                       April 30,
                                                             ------------------------------
                                                                  2004             2003
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (4,871,000)     $ (4,354,000)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Warrants issued for services                                     --             7,000
      Options issued for services                                      --         1,198,000
      Depreciation and amortization                               162,000           111,000
  Changes in operating assets and liabilities:
      Accounts receivable                                         (77,000)            1,000
      Prepaid expenses and other current assets                   (87,000)          (35,000)
      Other assets                                                  3,000          (334,000)
      Accounts payable - trade                                     12,000           122,000
      Accrued expenses and other current liabilities              269,000           309,000
      Deferred revenue                                            367,000                --
                                                             ------------      ------------
  Net cash used in operating activities                        (4,222,000)       (2,975,000)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  purchase of property and equipment                             (380,000)         (264,000)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds received from issuance of common
  stock through
    private placement                                          12,785,000         2,511,000
  Shares issued for warrants exercised                                 --            10,000
  Shares issued for options exercised                             200,000                --
  Payments of capitalized lease obligation                        (18,000)               --
                                                             ------------      ------------
  Net cash provided by financing activities                    12,967,000         2,521,000
                                                             ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            8,365,000          (718,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  3,086,000         3,314,000
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 11,451,000      $  2,596,000
                                                             ============      ============

SUPPLEMENTAL DISCLOSURE OF INVESTING AND
   FINANCING ACTIVITIES:
   Equipment acquired under capitalized lease obligation     $     87,000      $         --
                                                             ============      ============

See accompanying notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1   -        BASIS OF PRESENTATION:

                  The balance sheet at July 31, 2003, the end of the preceding fiscal year, has been derived from the audited balance sheet contained in the previously filed Form 10-KSB of NovaDel Pharma Inc. (the Company) for the year ended July 31, 2003 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made in the interim financial statements. Results of operations for interim periods are not necessarily indicative of the operating results to be expected for a full year.

                  Management of the Company believes that during the third calendar quarter of fiscal 2005, it will be necessary for the Company to obtain additional financing and/or consummate a well funded strategic alliance with a business partner. There are a number of risks and uncertainties related to the Company's attempt to complete a financing or strategic partnering arrangement that are outside the control of the Company. The Company may not be able to successfully obtain additional financing on terms acceptable to the Company, or at all.

                  Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended July 31, 2003.

NOTE 2 -          LOSS PER COMMON SHARE

                  Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from options and warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. As of April 30, 2004, 20,185,589 shares issuable upon exercise of options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

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

                  In April, 2004, the Company amended its employment agreement with Mohammed Abd El-Shafy, its Vice President - Formulation Development. The amended agreement has a term of three years, a base salary of $200,000 per year and an incentive bonus for each lingual spray compound developed by him.

NOTE 5 -          STOCK OPTIONS AND WARRANTS:

                  The Company uses the intrinsic value method of accounting for stock options pursuant to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Since all of the options granted by the Company have been at exercise prices that were at least equal to the market value at the date of grant, there were no charges to operations upon issuance. Had compensation costs been determined using the Black-Scholes option pricing model in accordance with the fair value method prescribed by, "Accounting for Stock-Based Compensation" (SFAS 123), for all options issued to SFAS No. 123, employees and amortized over the vesting period, the Company's net loss applicable to common shares and net loss per common share (basic and diluted) would have been increased to the pro forma amounts indicated below.

                                                                          THREE MONTHS ENDED
                                                                               APRIL 30,
                                                                  ----------------------------------
                                                                        2004              2003
                                                                  ----------------  ----------------
                    Net loss, as reported                            $(1,730,000)      $  (871,000)
                    Stock-based employee compensation expense
                         under fair value method, net of related
                         tax effects                                     (52,000)         (238,000)
                                                                  ----------------  ----------------
                    Pro forma net loss                               $(1,782,000)      $(1,109,000)
                                                                  ================  ================

                    Loss per share:
                                Basic and diluted, as reported             $(.05)            $(.06)
                                                                  ================  ================
                               Basic and diluted, pro forma                $(.05)            $(.07)
                                                                  ================  ================



                                                                           NINE MONTHS ENDED
                                                                               APRIL 30,
                                                                  ----------------------------------
                                                                       2004              2003
                                                                  ----------------  ----------------
                    Net loss, as reported                            $(4,871,000)      $(4,354,000)

                    Stock-based employee compensation expense
                         under fair value method, net of related
                         tax effects                                    (108,000)         (437,000)
                                                                  ----------------  ----------------
                    Pro forma net loss                               $(4,979,000)      $(4,791,000)
                                                                  ================  ================

                    Loss per share:
                                Basic and diluted, as reported             $(.20)            $(.30)
                                                                  ================  ================
                               Basic and diluted, pro forma                $(.20)            $(.33)
                                                                  ================  ================


                  The fair value of options granted during the three and nine months periods ending April 30, 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 4.0%; dividend yield of 0.0%; volatility factors of 54% for the three months ended April 30, 2004; 74% for the three months ended April 30, 2003; 57% for the nine months ended April 30, 2004; and 74% for the nine months ended April 30, 2003; and a weighted-average expected life of the options of five years for the three months ended April 30, 2004; six years for the nine months ended April 30, 2004; five years for both the three; and nine months ended April 30, 2003.

                  During the first fiscal quarter, ending October 31, 2003, the Company granted 141,000 options to employees and 100,000 options to a new director. Of these options, 141,000 were granted under the 1998 Stock Option Plan and 100,000 were Non-plan Options. All granted options vest equally over 3 years, 141,000 expire in 10 years and 100,000 expire in 5 years. The range of exercise prices, of all options granted during this fiscal quarter, was $1.85 - $2.23.

                  During the second fiscal quarter, ending January 31, 2004, the Company granted 161,000 options, under the 1998 Stock Option Plan, to employees. All granted options vest equally over 3 years and expire in 10 years. The range of exercise prices, of all options granted during this fiscal quarter, was $1.45 - $1.60.

                  In February 2004, 200,000 options were exercised for $200,000 and the Company issued 200,000 shares of common stock.

                  During the third fiscal quarter, ending April 30, 2004, the Company granted 100,000 options to a new director,300,000 options to directors,300,000 options to officers and 96,000 options to employees. Of these options, 396,000 were granted under the 1998 Stock Option Plan and 400,000 were Non-plan Options. All granted options vest equally over 3 years and expire in 5 years. The range of exercise prices, of all options granted during this fiscal quarter, was $1.65 - $1.95. 20,000 options granted during the second fiscal quarter expired during the third fiscal quarter due to a termination of employment.

                  On November 18, 2003, the Company's publicly traded warrants, for the purchase of 680,000 shares, expired.

NOTE 6 -          RELATED PARTY TRANSACTIONS:

                  In April 2003, the Company entered into a license and development agreement with Manhattan Pharmaceuticals, Inc. for the worldwide, exclusive rights to the Company's proprietary lingual spray technology. One of the Company's significant stockholders is also a significant stockholder of Manhattan Pharmaceuticals, Inc.

                  During the nine months ended April 30, 2004, the Company invoiced Manhattan Pharmaceuticals, Inc. approximately $340,000 for the Company's reimbursable expenses of which payment of approximately $280,000 was received prior to April 30, 2004. In November 2003, the Company received $375,000 from Manhattan Pharmaceuticals, Inc., for license fees. The Company is recognizing these license fees over the 20-year term of the license.

NOTE 7 -          PRIVATE PLACEMENT:

                  During January 2004, the Company completed a private placement and received net proceeds of approximately $12,785,000 from the sale of a total of 140 units of the Company's securities. Each unit consisted of 95,238 common shares, par value $.001 and 28,571 warrants. Each warrant entitles the holder to purchase an additional share of the Company's common stock at an exercise price of $1.40 within five years. The sale price of each unit was $100,000 ($1.05 per share). A total of 13,333,333 shares and approximately 4,000,000 warrants were issued.

                  The securities were sold through Paramount Capital, Inc., a NASD broker-dealer ("Paramount"). For its services as placement agent, the Company paid Paramount a commission of 7% of the aggregate amount raised and also issued to Paramount (and its designees) unit purchase options to purchase 1,330,303 shares of common stock at an exercise price of $1.40 per share and warrants to purchase an additional 399,091 shares of common stock at an exercise price of $1.40 per share. The Company also paid Paramount a non-accountable expense allowance of $25,000 to reimburse Paramount for its out-of- pocket expenses. A significant stockholder of the Company is a controlling principal of Paramount.

                  In connection with the Company's April/May 2003 private placement, the Company had agreed, for a period of one year, that if the Company issued shares of common stock at a per share price less than $1.50 (the price per share in such offering) that such investors would receive "reset price" shares without any additional consideration being paid to the Company (so that those investors would receive additional shares as if they purchased their shares at such lower per share purchase price). The per share sale price of the January 2004 offering triggered the reset rights of such investors and 1,371,549 shares were issued to these investors for no additional consideration. The reset provisions expire in May 2004.

NOTE 8 - SUBSEQUENT EVENTS:


                  In May 2004, The Company entered into a three-year employment agreement with Jean W. Frydman, Esq. pursuant to which she agreed to serve as the Company's Vice President and General Counsel. The Company agreed to pay Ms. Frydman an annual base salary of $200,000. Pursuant to the agreement, Ms. Frydman was also granted Non-Plan options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.98 per share (110% of the fair market value on the grant date) which vest, subject to conditions, over a three year period. Such options have a term of 10 years.

                  On May 11, 2004, the Company's common stock commenced trading on the American Stock Exchange LLC under the symbol NVD.

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

Since its inception, substantially all of the Company's revenues have been derived from its consulting activities. The Company has had a history of recurring losses from operations, giving rise to an accumulated deficit at April 30, 2004 of $20,499,000.

The Company anticipates that it will incur substantial operating expenses in connection with the testing and approval of its proposed delivery systems, and expects these expenses will result in continuing and significant operating losses until such time, if ever, that the Company is able to achieve adequate sales levels.

RESULTS OF OPERATIONS

THE NINE MONTHS ENDED APRIL 2004 [THE "2004 PERIOD"] AND APRIL 2003 [THE "2003 PERIOD"]

Operating revenues for the 2004 Period increased approximately $37,000 from $0 for the 2003 Period.

Total expenses for the 2004 Period increased approximately $714,000 or 16% to $5,192,000 from $4,478,000 for the 2003 Period. This increase includes approximately: $720,000 in payroll expense primarily due to the hiring of additional employees; $230,000 in rent expense due to the leasing and occupying of additional space during the first fiscal quarter; $200,000 in employee recruiting; $185,000 in legal and professional fees; $98,000 in insurance expenses due to additional employees, additional coverage and generally increased premiums; $60,000 in inside laboratory expenses; $54,000 in outside services due to increased activity; $33,000 in public company expense due to an increased number of directors; $32,000 in office expenses due to additional employees; $27,000 in travel expenses; $26,000 in depreciation and amortization expense; $24,000 in telephone expense; $14,000 in utilities; $14,000 in outside laboratory expense and $11,000 in temporary employees. Expense decreases for the 2004 Period, as compared to the 2003 Period, include approximately: $926,000 in consultants fees primarily due to a non-cash charge for options issued to a consultant during the 2003 Period; $104,000 in cost of clinical studies primarily due to fewer studies during the 2004 Period and $15,000 in trade show and conference expenses.

Interest income increased approximately $30,000 or 75% to $70,000 for the 2004 Period from $40,000 for the 2003 Period due to an increased average cash balance.

Deferred income tax benefit for the 2004 period was approximately $214,000 compared to approximately $84,000 for the 2003 period. These benefits resulted from the sale of the Company's New Jersey net operating losses.

The resulting net loss for the 2004 period was $4,871,000 (or $.20 per share) compared to a net loss of $4,354,000 (or $.30 per share) for the 2003 Period.

THE THREE MONTHS ENDED APRIL 2004 [THE "2004 PERIOD"] AND APRIL 2003 [THE "2003 PERIOD"]

Operating revenues for the 2004 Period increased approximately $16,000 from $0 from the 2003 Period.

Total expenses for the 2004 Period increased approximately $927,000 or 106% to $1,805,000 from $878,000 for the 2003 Period. This increase includes approximately: $245,000 in payroll expense primarily due to the hiring of additional employees; $182,000 in legal and professional fees; $157,000 in employee recruiting; $85,000 in rent expense due to the leasing and occupying of additional space during the first fiscal quarter; $52,000 in insurance expenses due to additional employees, additional coverage and generally increased premiums; $52,000 in consultants fees; $28,000 in inside laboratory expenses; $21,000 in cost of clinical studies; $16,000 in office expenses due to additional employees; $11,000 in depreciation and amortization expense and $11,000 in temporary employees.

Interest income increased approximately $52,000 or 743% to $59,000 for the 2004 Period from $7,000 for the 2003 Period due to an increased average cash balance.

The resulting net loss for the 2004 Period was $1,730,000 (or $.05 per share) compared to a net loss of $871,000 (or $.06 per share) for the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities approximated $4,022,000 for the 2004 Period compared to net cash used in operating activities of approximately $2,965,000 for the 2003 Period. Net cash used in operating activities for both the 2004 and 2003 periods was primarily attributable to the net loss of $4,871,000 and $4,354,000, respectively. For the 2004 period, $380,000 was used for investing activities compared to $264,000 for the 2003 period. For the 2004 period, $12,767,000 was received from financing activities primarily as a result of the completion of a private offering of Units (consisting of common stock and warrants).

During January 2004, the Company completed a private offering of units and received net proceeds of approximately $12,785,000 (See Part I, Note 5).

The Company believes that it currently has sufficient cash to satisfy its cash requirements into the third calendar quarter of 2005. However, beyond this point there is substantial doubt about the Company's ability to continue operations without obtaining additional financing and/or consummating a well-funded strategic alliance with a business partner. There are a number of risks and uncertainties related to the Company's attempt to complete a financing or strategic partnering arrangement that are outside the control of the Company. We may not be able to successfully obtain additional financing on terms acceptable to the Company, or at all (See Part 1, Note 1).

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements within the meaning of SEC rules.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 3.  CONTROLS AND PROCEDURES

As of April 30, 2004, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed. The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company's disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended April 30, 2004, there have been no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonable likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             N/A

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

             During February 2004, 200,000 options were exercised for $200,000 and the Company issued 200,000 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             N/A

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On April 19, 2004, the Company held an annual meeting of stockholders to vote on the election of directors, the ratification of the Company's independent auditors, an amendment to the Company's Certificate of Incorporation and an amendment to the Company's 1998 Stock Option Plan. Of the 32,877,642 shares of the Company's Common Stock entitled to vote at the meeting, holders of 19,263,502 shares were present in person or were represented by proxy at the meeting.

             The directors elected at the meeting and the results of the voting were as follows:

                                                    For                Withheld
                                                   -----               --------
             Gary A. Shangold, M.D.              19,058,393            205,109
             Robert F. Schaul, Esq.              19,050,628            212,874
             William F. Hamilton, Ph.D           19,223,093             40,409
             Lawrence J. Kessel, M.D., FACP      19,223,093             40,409
             Mark H. Rachesky, M.D.              19,223,093             40,409
             Charles Nemeroff, M.D., Ph.D.       19,223,093             40,409
             Robert G. Savage                    19,215,328             48,174

             The above represented all of the directors of the Company on April 19, 2004.

             The shares  voted  regarding  the Board of  Directors'  proposal to
             select  the  accounting   firm  of  J.H.  Cohn  LLP,  to  serve  as
             independent auditors of the Company, were as follows:

             For:                     19,178,102
             Against:                     85,400
             Abstain:                          0

             The shares voted regarding the Board of Directors' proposal to amend the Company's Certificate of Incorporation, to increase the authorized common stock from 50,000,000 shares to 100,000,000 shares, were as follows:

             For:                     18,154,154
             Against:                    546,570
             Abstain:                    562,778

             The shares voted regarding the Board of Directors' proposal to amend the Company's 1998 Stock Option Plan, to increase the number of shares of common stock authorized under the Plan from 1,800,000 shares to 3,400,000 shares, were as follows:

             For:                     13,764,644
             Against:                    935,149
             Abstain:                    561,778

             There was a motion at the Annual Stockholders' Meeting to amend the Corporation's By-Laws to increase the maximum authorized size of the Corporation's Board of Directors from seven to eleven. 19,263,502 shares voted in favor of the amendment, 0 shares voted against it and 0 shares abstained.


ITEM 5.  OTHER INFORMATION

             N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            a)    List of Exhibits

                  Exhibit 3.1 Restated Certificate of Incorporation of Novadel Pharma Inc. as fully restated to integrate all amendments through April 2004.

                  Exhibit 10.32 Amendment of Employment Agreement with Mohammed Abd El-Shafy, Ph.D

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


                               NOVADEL PHARMA INC


Dated:   June 14, 2004                 By:  /s/  Gary A. Shangold, M.D.
                                            ------------------------------------
                                            Gary A. Shangold, M.D.
                                            President  & Chief Executive Officer


Dated:  June 14, 2004                  By:  /s/  Donald J. Deitman
                                            ------------------------------------
                                            Donald J. Deitman
                                            Chief Financial Officer