Form 10-Q
period 2006-01-31
NOVADEL PHARMA INC
filed 2006-03-15
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 1, 2006, the issuer had 40,667,318 shares of Common Stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

Safe harbor statements under the private securities litigation reform act of 1995

This Current Report on Form 10-Q includes “forward-looking statements”, including statements regarding NovaDel Pharma Inc.’s (the “Company,” “we,” “us” or “NovaDel”) expectations, beliefs, intentions or strategies for the future and the Company’s internal controls and procedures and outstanding financial reporting obligations and other accounting issues. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect the Company’s views as of the date they are made with respect to future events and financial performance. In particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, Item 2 of this Quarterly Report includes forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. The Company uses words such as “expect,” “anticipate,” “believe,” “intend” and similar expressions to identify forward-looking statements. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. A number of important risks and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type the Company is developing (independently and through collaborative arrangements); the inherent risks and uncertainties in completing the pilot pharmacokinetic feasibility studies being conducted by the Company; possible changes in the Company’s financial condition; the progress of the Company’s research and development; clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture; timely obtaining sufficient patient enrollment in the Company’s clinical trials; the impact of development of competing therapies and/or technologies by other companies; the Company’s ability to obtain additional required financing to fund its research programs; the Company’s ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with the Company; the progress of the FDA approvals in connection with the conduct of the Company’s clinical trials and the marketing of the Company’s products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; the risks related to the Company’s internal controls and procedures; and the risks identified under the section entitled “Risk Factors” included as Item IA in Part II of this Quarterly Report and other reports, including this report and other filings filed with the Securities and Exchange Commission from time to time.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVADEL PHARMA INC.

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2006 (UNAUDITED) AND JULY 31, 2005

	January 31, 2006 (unaudited)	July 31, 2005 (Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$2,383,000	$4,680,000
Short-term investments	497,000	3,543,000
Accounts receivable from related parties, net of allowances of $100,000 at January 31, 2006 and $54,000 at July 31, 2005	—	108,000
Inventories	506,000	549,000
Investment in marketable equity security available for sale	468,000	—
Prepaid expenses and other current assets	557,000	306,000

Total Current Assets	4,411,000	9,186,000

Property and equipment, net	2,853,000	2,991,000
Other assets	336,000	351,000
Investment in restricted equity security at cost	—	500,000

TOTAL ASSETS	$7,600,000	$13,028,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$390,000	$1,179,000
Accrued expenses and other current liabilities	1,288,000	1,064,000
Current portion of deferred revenue	162,000	162,000

Total Current Liabilities	1,840,000	2,405,000

Non-current portion of deferred revenue	2,592,000	2,674,000

Total Liabilities	4,432,000	5,079,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 100,000,000 shares, Issued 40,667,318 and 40,597,318 shares at January 31, 2006 and July 31, 2005, respectively	41,000	41,000
Additional paid-in capital	42,962,000	42,305,000
Accumulated deficit	(39,797,000)	(34,391,000)
Accumulated other comprehensive loss	(32,000)	—
Less: Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)

Total Stockholders’ Equity	3,168,000	7,949,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,600,000	$13,028,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,			Six Months Ended January 31,
	2006	2005		2006	2005

License Fees and Milestone Fees Earned from Related Parties	$541,000		$41,000	$582,000	$60,000

Consulting Revenues from Related Parties	—		83,000	109,000	182,000

Total Revenues	541,000		124,000	691,000	242,000

Research and Development Expenses	1,489,000		759,000	2,386,000	1,419,000
Consulting, Selling, General and Administrative Expenses	2,169,000		2,169,000	4,040,000	3,905,000

Total Expenses	3,658,000		2,928,000	6,426,000	5,324,000

Loss From Operations	(3,117,000)		(2,804,000)	(5,735,000)	(5,082,000)

Interest Income	30,000		13,000	73,000	35,000

Loss Before Income Tax Benefit	(3,087,000)		(2,791,000)	(5,662,000)	(5,047,000)

Income Tax Benefit	256,000		241,000	256,000	241,000

Net Loss	$(2,831,000)		$(2,550,000)	$(5,406,000)	$(4,806,000)

Basic and Diluted Loss Per Common Share	$(.07)	$	$(.08)	$(.13)	$(.14)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Share	40,647,556		33,596,406	40,626,921	33,341,748

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JANUARY 31, 2006

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid—In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
BALANCE, July 31, 2005	40,597,318	$41,000	$42,305,000	$(34,391,000)	$—	$(6,000)	$7,949,000

Stock-based compensation expense			605,000				605,000

Stock issued for options exercised	70,000	—	52,000				52,000

Comprehensive loss:

Unrealized loss on investment in marketable equity security					(32,000)		(32,000)

Net loss				(5,406,000)			(5,406,000)

Total comprehensive loss							(5,438,000)

BALANCE, January 31, 2006	40,667,318	$41,000	$42,962,000	$(39,797,000)	$(32,000)	$(6,000)	$3,168,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,406,000)	$(4,806,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	—	307,000
Warrants issued for services	—	11,000
Stock-based compensation expense	605,000	—
Impact of variable plan accounting	—	(5,000)
Depreciation and amortization	249,000	186,000
Bad debt expense-related parties	46,000	—
Changes in operating assets and liabilities:
Accounts receivable from related parties	62,000	(18,000)
Inventories	43,000	(160,000)
Prepaid expenses and other current assets	(251,000)	(10,000)
Other assets	15,000	—
Accounts payable	(789,000)	221,000
Accrued expenses and other current liabilities	224,000	216,000
Deferred revenue	(82,000)	2,055,000

Net cash used in operating activities	(5,284,000)	(2,003,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(111,000)	(1,371,000)
Purchase of short-term and long-term investments	(1,300,000)	(4,280,000)
Maturities of short-term and long-term investments	4,346,000	6,094,000

Net cash provided by investing activities	2,935,000	443,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from options exercised	52,000	—
Proceeds received from warrants exercised	—	200,000
Proceeds from shares of common stock issued to Hana Biosciences, Inc.	—	636,000
Payments of capitalized lease obligations	—	(62,000)

Net cash provided by financing activities	52,000	774,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,297,000)	(786,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,680,000	2,166,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,383,000	$1,380,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Investment in Hana Biosciences, Inc. common stock received in connection with license agreement	$—	$500,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — NATURE OF THE BUSINESS

NovaDel Pharma Inc. (the “Company”) is engaged in the development of novel application drug delivery systems for presently marketed prescription, over-the-counter (“OTC”) and veterinary drugs. The Company’s patented and patent-pending delivery system is an oral spray potentially enabling drug absorption through the oral mucosa and more rapid absorption into the bloodstream than presently available oral delivery systems. Currently, the Company has seven patents which have been issued in the U.S. and seven patents which have been issued outside of the U.S. Additionally, the Company has over 120 patents pending around the world. The Company’s proprietary delivery system potentially enhances and greatly accelerates the onset of the therapeutic benefits within minutes of administration. The Company’s development efforts for its proprietary novel drug delivery system are concentrated on making such system available for drugs that are already available and proven in the marketplace. In addition to increasing the bioavailability of a drug by avoiding metabolism by the liver before entry into the bloodstream, the Company believes that its proprietary drug delivery system could offer the following significant advantages: (i) more rapid delivery of drugs to the bloodstream allowing for quicker onset of therapeutic effects compared to conventional oral dosage forms; (ii) improved drug safety profile by reducing the required dosage, including possible reduction of side-effects; (iii) improved dosage reliability; (iv) allowing medication to be taken without water; and (v) improved patient convenience and compliance.

Through January 31, 2006, the Company has entered into strategic license agreements with (i) Manhattan Pharmaceuticals, Inc. (“Manhattan”), in connection with propofol, (ii) Velcera Pharmaceuticals, Inc. (“Velcera”), in connection with veterinary applications for currently marketed veterinary drugs, (iii) Par Pharmaceutical, Inc. (“Par”), for the marketing rights in the United States and Canada for the Company’s nitroglycerin oral spray, and (iv) Hana Biosciences Inc. (“Hana Biosciences”), for the marketing rights in the United States and Canada for the Company’s ondansetron oral spray.

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

NOTE 2 - BASIS OF PRESENTATION AND LIQUIDITY

The balance sheet at July 31, 2005, the end of the preceding fiscal year, has been derived from the audited balance sheet contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005, and is presented for comparative purposes. All other financial statements are unaudited. The condensed financial statements are presented on the basis of accounting principles generally accepted in the United States of America for interim financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect reported loss, financial position and various disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made in the interim financial statements. Results of operations for interim periods are not necessarily indicative of the operating results to be expected for a full fiscal year.

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

The Company has reported a net loss of $5,406,000 for the six months ended January 31, 2006 and a net loss of $4,806,000 for the six months ended January 31, 2005. As of January 31, 2006, the Company had working capital of $2,571,000, cash and cash equivalents of $2,383,000 and short-term investments of $497,000. Until and unless the Company’s operations generate significant revenues, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and/or obtaining additional financing. The most likely sources of financing include private placements of its equity or debt securities or bridge loans to the Company from third party lenders. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. In our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005, we stated that unless we received additional capital during the fiscal year ended July 31, 2006, we would have to significantly reduce our operating expenses in order to have sufficient cash to fund our operations through the end of fiscal 2006. As of March 15, 2006, we have not received additional capital and we have not significantly reduced our operating expenses. Management of the Company believes that no later than the fiscal quarter ending April 30, 2006, it will be necessary for the Company to obtain additional financing and/or consummate a strategic alliance with a business partner. The Company is in the process of reviewing alternatives to secure additional capital and we expect to have consummated a transaction by no later than April 30, 2006. This could include the securing of funds through new partnerships and/or the sale of our common stock or other securities, in order to fund our research and development activities. There can be no assurance that such capital will be available to us on favorable terms or at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside the control of the Company. The Company may not be able to successfully obtain additional financing on terms acceptable to the Company, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

NOTE 3 – INVENTORIES

Inventories, consisting of raw materials, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Inventories at January 31, 2006 and July 31, 2005 primarily consisted of raw materials related to the Company’s nitroglycerin lingual aerosol product candidate. Through outsourcing to INyX, the Company is in the process of starting to make commercial quantities for this product candidate prior to the date that such product candidate may receive final U.S. Food and Drug Administration (“FDA”) marketing approval (i.e., pre-launch inventory). On June 1, 2005, the Company received an approvable letter from the FDA regarding its New Drug Application (“NDA”) for NitroMist™ (nitroglycerin lingual aerosol). The Company believes that the FDA is likely to give final approval once the Company completes its previously agreed to manufacturing process validation commitments. The FDA is not requiring any additional clinical studies for approval. If final approval of this product candidate is not received, or approval is not received timely compared to our estimates for product shelf-life, the Company will write-off the related amounts of pre-launch inventory in the period of that determination. If the Company had been required to write-off the $506,000 and $549,000 recorded as pre-launch inventory at January 31, 2006 and July 31, 2005, respectively, these amounts would have been considered by the Company to have been material to its operating results and are likely to be considered material if such write-offs are required in a subsequent period.

NOTE 4 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include certificates of deposit and money market instruments with original maturities of three months or less when purchased. Short-term investments are carried at amortized cost, which approximates fair market value, and consist of certificates of deposit and U.S. Treasury securities with original maturities greater than three months and less than one year.

NOTE 5 - LOSS PER SHARE

Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. As of January 31, 2006 and July 31, 2005, there were 27.7 million and 26.2 million common shares, respectively, issuable upon exercise of options and warrants which were excluded from the diluted loss per share computation.

NOTE 6 - STOCK-BASED COMPENSATION

At January 31, 2006, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan and the 2006 Equity Incentive Plan (the “Plans”). On January 17, 2006, the stockholders of the Company, upon recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock). The amount of shares to be reserved for issuance under the 2006 Plan is 6 million shares. These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), which provided for the use of the intrinsic value method of accounting for employees stock options. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that begins after June 15, 2005. Under SFAS 123R, the use of the intrinsic value method and pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has adopted the provisions of SFAS 123R effective August 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and consulting, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date.

Information with respect to stock option activity for the six months ended January 31, 2006 is as follows:

	Outstanding Options
	Number of Options (in thousands)	Weighted Average Exercise Price
Balance at August 1, 2005	6,474	$1.64
Grants	2,660	1.58
Exercises	(70)	.75
Cancellations	(916)	1.66

Balance at January 31, 2006	8,148	$1.62

For grants during the six months ended January 31, 2006, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term until exercise, and risk-free interest rate were 64%, 0%, 5.5 years and 4.1%, respectively. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In the three and six months ended January 31, 2006, the Company recorded share-based compensation for options of approximately $255,000 or $.01 per share and $605,000 or $.01 per share, respectively, which is included in the Company’s net loss for each period.

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

The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if the Company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three and six months ended January 31, 2005:

Three Months Ended January 31, 2005

Net loss – as reported	$(2,550,000)
Compensation expense resulting from variable plan accounting	(34,000)
Total stock-based employee compensation expense using the fair value based method for all awards	(197,000)

Pro forma net loss	$(2,781,000)

Basic and diluted net loss per common share:
As reported	$(.08)

Pro forma net loss	$(.08)

Six Months Ended January 31, 2005

Net loss – as reported	$(4,806,000)
Compensation expense resulting from variable plan accounting	(5,000)
Total stock-based employee compensation expense using the fair value based method for all awards	(368,000)

Pro forma net loss	$(5,179,000)

Basic and diluted net loss per common share:
As reported	$(.14)

Pro forma net loss	$(.16)

The fair values of options granted during the six months ended January 31, 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 4.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock of 68% and an expected life of the options of five to ten years.

NOTE 7 – RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

License and Development Agreements with Related Parties

In April 2003, the Company entered into a license and development agreement with Manhattan, a related party, for the worldwide, exclusive rights to the Company’s proprietary oral spray technology to deliver propofol for pre-procedural sedation. The terms of the agreement call for certain milestone and other payments, the first $125,000 of which was partially received during June 2003. During the three months ended January 31, 2006 and 2005, the Company invoiced Manhattan approximately $0 and $20,000, respectively, for the Company’s reimbursable expenses. During the six months ended January 31, 2006 and 2005, the Company invoiced Manhattan approximately $0 and $120,000, respectively, for the Company’s reimbursable expenses. In November 2003, the Company received $375,000 from Manhattan for license fees. The Company has included these license fees in deferred revenue and is recognizing these license fees over the 20-year term of the license.

In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company and related party. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and will be recognized in income over the 20-year term of the agreement. In addition, the Company received 529,500 shares of common stock of Velcera, approximately 15% of the outstanding shares at the time the shares were issued which did not have a material value. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. During the three months ended January 31, 2006 the Company recorded a $46,000 charge to consulting, selling, general and administrative expenses to establish a reserve for past due accounts receivable from Velcera. During the three months ended January 31, 2005, the Company invoiced Velcera approximately $63,000 for reimbursable expenses. During the six months ended January 31, 2006 and 2005, the Company invoiced Velcera approximately $109,000 and $63,000, respectively, for reimbursable expenses.

In October 2004, the Company entered into a license and development agreement pursuant to which the Company granted to Hana Biosciences, a related party, an exclusive license to develop and market the Company’s oral spray version of ondansetron, an anti-emetic, in the United States and Canada. Pursuant to the terms of the agreement, in exchange for $1,000,000, Hana Biosciences purchased 400,000 shares of the Company’s common stock at a per share price equal to $2.50, a premium of $.91 per share or $364,000 over the then market value of the Company’s common stock. The Company accounted for this premium as deferred revenue related to the license. In connection with the agreement, Hana Biosciences issued to the Company $500,000 worth of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share). The proceeds received from Hana Biosciences attributable to the premium are included in deferred revenue and are being recognized over the 20-year term of the agreement. The Company may receive additional license fees and royalties over the 20-year term of the agreement. In December 2005, upon Hana Bioscience’s submission of its Investigational New Drug (IND) Application for Zensana™, its lingual spray version of ondansetron, the Company received a $500,000 milestone payment from Hana Biosciences.

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

NOTE 8 – INVESTMENT IN EQUITY SECURITY

As explained in Note 7, in October 2004, as part of the license agreement with Hana, the Company received $500,000 of common stock of Hana (73,121 shares based on a market value of $6.84 per share at the date of the agreement). As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2005 and thereafter as marketable equity securities. At January 31, 2006, the Company has classified the shares as available for sale and is recording changes in their value as part of its comprehensive loss. Such shares had a market value of $468,000 at January 31, 2006 and, accordingly, the Company has included its $32,000 unrealized loss in accumulated other comprehensive loss for the six month period then ended. At January 31, 2006, the Company believes the decrease in the fair value of these shares to be temporary and no charge for impairment in the statement of operations is required.

NOTE 9 – SALE OF NET OPERATING LOSS CARRYFORWARDS

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. The Company recorded an income tax benefit of $256,000 and $241,000 for the three and six months ended January 31, 2006 and 2005, respectively, from the sale of its New Jersey net operating losses. The income tax benefit recorded in the three and six months period ended January 31, 2006, was derived from the sale of $3,273,000 of New Jersey net operating losses. If still available under New Jersey law, the Company may attempt to sell our remaining net operating loss carryforwards. The Company cannot estimate, however, what percentage of its saleable net operating loss carryforwards New Jersey will permit it to sell, how much money will be received in connection with the sale, if it will be able to find a buyer for its net operating loss carryforwards or if such funds will be available in a timely manner.

NOTE 10 – THREATENED LITIGATION

In January 2005, we granted 160,000 restricted common shares to a consultant as consideration for services to be rendered in the future by the consultant. In February 2006, we were approached by the consultant’s attorney with a request to lift the restriction on the stock certificate. We declined to lift that restriction pursuant to Rule 144(d)(1) of the General Rules and Regulations promulgated under the Securities Act of 1933, as the one-year period for holding that restriction did not begin until December 2005, the date the consultant’s services ended. The consultant’s attorney has threatened litigation to have such restriction lifted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

We are engaged in the development of novel application drug delivery systems for presently marketed prescription, and veterinary drugs. Our patented and patent-pending delivery system is an oral spray potentially enabling drug absorption through the oral mucosa and more rapid absorption into the bloodstream than presently available oral delivery systems. Our proprietary delivery system potentially enhances and accelerates the onset of the therapeutic benefits within minutes of administration. Our development efforts for our novel drug delivery system are concentrated on making it available for drugs that are already available and proven in the marketplace.

Since inception, substantially all of our revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. More recently, we have begun to derive revenues from license fees and milestone payments stemming from its partnership agreements. The future growth and profitability of the Company will be principally dependent upon its ability to successfully develop its products and to market and distribute the final products either internally or with the assistance of a strategic partner.

Recent highlights include the following product development and business achievements:

•

Completed two pre-Investigational New Drug Application (IND) meetings with the Food and Drug Administration (FDA), including meetings for the Company’s sumatriptan (Imitrex®) and zolpidem (Ambien®) product candidates. In addition, NovaDel participated in a pre-IND meeting with its partner Hana Biosciences, Inc. (“Hana Biosciences”) for the ondansetron (Zofran®) (Zensana™) product candidate.

•	Filing of IND for ondansetron (Zensana™) by our partner, Hana Biosciences, Inc.

•

Announcement by our partner, Hana Biosciences, of positive study results of a pivotal clinical trial for Zensana™ Ondansetron Oral Spray, a study which definitively demonstrated Zensana™ 8mg dose is bioequivalent to the current commercially available 8mg tablet (Zofran®).

•	Addition of Jan Egberts, M.D. who assumed the positions of President and Chief Executive Officer on December 23, 2005 and Chairman of the Board on January 17, 2006.

•

Issuance of two patents by the U.S. Patent and Trademark Office that further strengthens our intellectual property position in the oral delivery of pharmaceuticals. The issued patents cover the use of multiple classes of drugs in oral sprays, including those for the treatment of pain, central nervous system disorders, and for anesthesia under our oral spray delivery system.

Over the next fiscal year, we expect to devote the majority of our internal research and development resources to the following product candidates:

•

Nitroglycerin. On June 1, 2005, we received an approvable letter from the FDA regarding our NDA for NitroMist™ (nitroglycerin lingual aerosol). We believe that the FDA is likely to give final approval once we complete our previously agreed-to manufacturing process validation commitments. The FDA is not requiring any additional clinical studies for approval. In our Form 10-Q filed for the quarter ended October 31, 2005, we indicated that we anticipated completing our process validation commitments in the first calendar quarter of 2006. However, we are currently planning to complete our process validation commitments in the second calendar quarter of 2006. If this timeline is met, we may obtain final approval from the FDA by the end of the second calendar quarter of 2006, which target was not affected by the delay in completing our process validation commitments.

•

Zolpidem. We had a pre-IND meeting with the FDA on August 31, 2005 and anticipate filing the IND during the third quarter of calendar year 2006. In our Form 10-Q filed for the quarter ended October 31, 2005, we indicated that we anticipated filing the IND during the first quarter of calendar year 2006. However, the FDA has required that we complete certain studies prior to IND submission, and we have therefore delayed the filing of such IND pending completion of those studies. Subsequent to the IND submission, we plan to execute the clinical protocol and administer clinical trials for the zolpidem oral spray product. We are currently targeting a NDA submission for our zolpidem product candidate in the first quarter of calendar 2007, which target was not affected by the delay in the IND filing.

•

Sumatriptan. We had a pre-IND meeting with the FDA on August 10, 2005, and filed the IND in December 2005. Subsequent to the IND submission, we plan to execute the clinical protocol and administer clinical trials for the sumatriptan oral spray product. We are currently targeting a NDA submission for our sumatriptan product candidate in the third quarter of calendar 2007.

•	Unspecified. We have identified a number of additional product candidates for which we have recently commenced preliminary development activities.

We will also support our partners, as necessary, with the following product candidates and opportunities although we do not expect to devote a significant amount of resources to such activities.

•

Ondansetron. Our partner for this product, Hana Biosciences, filed the IND in November 2005. Subsequent to the IND submission, Hana Biosciences plans to execute the clinical protocol and administer clinical trials for the ondansetron oral spray product, Zensana™, and is planning to submit its NDA in May 2006. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. While Hana Biosciences has the rights to the ondansetron product candidate in the United States and Canada, NovaDel retains the rights in the rest of the world.

•

Propofol. We continue to support our partner, Manhattan Pharmaceuticals, who has filed an IND with the FDA. Manhattan Pharmaceuticals will oversee all clinical development and regulatory approval for this product.

•	Our veterinary initiatives are being carried out largely by our partner, Velcera Pharmaceuticals, Inc. (“Velcera”).

In the Form 10-Q filed for the quarter ended October 31, 2005, we indicated plans to request a pre-IND meeting with the FDA for our alprazolam product candidate, with an anticipated goal of filing the IND during the first half of calendar year 2006. Following the IND meeting, we were planning to execute the clinical protocol and administer clinical trials for the alprazolam oral spray product candidate. We have since determined that, in order to devote sufficient resources to other projects noted above, it is appropriate to defer further efforts on alprazolam. As a result, we are not currently scheduling a pre-IND meeting with the FDA, nor do we contemplate a specific timeframe for submitting an IND, pending further review.

We plan to hire additional employees in the laboratory to support our research and development efforts going forward; however, we do not believe that a significant number of new employees will be required in the next 12 months.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. This requires our management to make estimates about the future resolution of existing uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses which in the normal course of business are subsequently adjusted to actual results. Actual results could differ from such estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.

REVENUE RECOGNITION - Revenue is recognized as earned. Invoices, for client project costs, are created and presented at the end of each month, for that month. Accounts receivable reflect these invoices at the end of the month in which the invoice was created. Consulting revenues from contract clinical research are recognized as earned. Upfront payments are initially deferred and subsequently amortized into revenue over the contractual period. Milestone payments are recognized as revenue when earned.

STOCK-BASED COMPENSATION – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), which provided for the use of the intrinsic value method of accounting for employees stock options. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that begins after June 15, 2005. Under SFAS 123R, the use of the intrinsic value method and pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has adopted the provisions of SFAS 123R effective August 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and consulting, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended, which were similar in most respects to SFAS 123R. For the three and six months ended January 31, 2006, we recorded share-based compensation of approximately $255,000 or $.01 per share and $605,000 or $.01 per share, respectively. We will continue to incur share-based compensation charges in future periods. For the three and six months ended January 31, 2005, the pro forma effect on the Company’s net loss and net loss per share as if the Company had adopted the fair value-based method of accounting for stock-based compensation under SFAS 123 was $191,000 or $.01 per share and $368,000 or $.01 per share, respectively.

As a result of cashless exercise provisions in our employee stock option agreements, we used variable accounting treatment under the Financial Accounting Standards Board’s Interpretation 44, for issued and outstanding stock options from January 2002 through July 2005. On October 20, 2004, our Board of Directors rescinded the Company’s cashless exercise provision for all of our outstanding option grants. Through July 31, 2005, variable plan accounting continued to be applied for approximately 310,000 outstanding options, for which option exercise prices were modified from the original agreement.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are expensed as incurred.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 2006 AND 2005

License fees and milestone fees earned from related parties for the six months ended January 31, 2006 were $582,000, as compared to $60,000 for the six months ended January 31, 2005. The $522,000 increase is primarily due to a $500,000 milestone payment received from Hana Biosciences, Inc. in the six months ended January 31, 2006 upon submission of Hana Bioscience’s IND for Zensana™.

Consulting revenues from related parties for the six months ended January 31, 2006 were $109,000 as compared to $182,000 for the six months ended January 31, 2005. The $73,000 decrease is primarily due to decreased revenue associated with our arrangements with Velcera and Manhattan.

Research and development expenses for the six months ended January 31, 2006 were $2,386,000, as compared to $1,419,000 for the six months ended January 31, 2005. Research and development costs consist primarily of salaries and benefits, contractor fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. The increase in research and development expenses is primarily related to the following items:

•	$344,000 increase primarily related to product development costs for the Company’s Zolpidem (Ambien®) product candidate;
•	$159,000 increase due to costs incurred in conjunction with the clinical trials for Zensana™ conducted by our partner, Hana Biosciences;
•	$231,000 increase related to process validation and method transfer activities for our NitroMist™ product candidate; and
•	$184,000 increase related to higher lab supplies expense.

Consulting, selling, general and administrative expenses for the six months ended January 31, 2006 were $4,040,000 as compared to $3,905,000 for the six months ended January 31, 2005. Consulting, selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The slight increase in consulting, selling, general and administrative costs is primarily related to the following items:

•	$138,000 charge related to severance costs for one of our former officers;
•	$545,000 non-cash charge in the six months ended January 31, 2006 for stock-compensation expense;
•	$152,000 decrease in outside consultant legal costs;
•	$307,000 decrease attributable to a non-cash charge recorded in the six months ended January 31, 2005 for restricted shares of our common stock awarded to a consultant; and
•	The remaining decrease, net of individually offsetting items of lesser significance, is primarily attributable to lower consultants’ expenses.

Primarily as a result of the factors described above, total costs and expenses for the six months ended January 31, 2006 were $6,426,000 as compared to $5,324,000 for the six months ended January 31, 2005.

Interest income for the six months ended January 31, 2006 was $73,000 as compared to $35,000 for six months ended January 31, 2005 due to a general increase in interest rates.

Income tax benefit for the six months ended January 31, 2006 was $256,000 as compared to $241,000 for the six months ended January 31, 2005.

The resulting net loss for the six months ended January 31, 2006 was $5,406,000 as compared to $4,806,000 for the six months ended January 31, 2005.

THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

License fees and milestone fees earned from related parties for the three months ended January 31, 2006 were $541,000, as compared to $41,000 for the three months ended January 31, 2005. The $500,000 increase is due to a $500,000 milestone payment received from Hana Biosciences in the three months ended January 31, 2006 upon submission of Hana Biosciences’s IND for Zensana™.

Consulting revenues from related parties for the three months ended January 31, 2006 were $0 as compared to $83,000 for the three months ended January 31, 2005. The decrease is due to no revenue associated with our arrangements with Manhattan and Velcera being recognized in the three months ended January 31, 2006.

Research and development expenses for the three months ended January 31, 2006 were $1,489,000, as compared to $759,000 for the three months ended January 31, 2005. Research and development costs consist primarily of salaries and benefits, contractor fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. The increase in research and development expenses is primarily related to the following items:

•	$219,000 increase primarily related to product development costs for our Zolpidem (Ambien®) product candidate;
•	$159,000 increase due to costs incurred in conjunction with the clinical trials for Zensana™ conducted by our partner, Hana Biosciences;
•	$231,000 increase related to process validation and method transfer activities for our NitroMist™ product candidate; and
•	$90,000 increase related to higher lab supplies expense.

Consulting, selling, general and administrative expenses for the three months ended January 31, 2006 remained flat at $2,169,000 as compared to the three months ended January 31, 2005. Consulting, selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. While consulting, selling, general and administrative costs remained flat, the following items represent the more significant fluctuations:

•	$210,000 non-cash charge in the three months ended January 31, 2006 for stock-compensation expense; and

•	$307,000 decrease attributable to a non-cash charge recorded in the three months ended January 31, 2005 for restricted shares of our common stock awarded to a consultant.

Primarily as a result of the factors described above, total costs and expenses for the three months ended January 31, 2006 were $3,658,000 as compared to $2,928,000 for the three months ended January 31, 2005.

Interest income for the three months ended January 31, 2006 was $30,000 as compared to $13,000 for the three months ended January 31, 2005 due to a general increase in interest rates.

Income tax benefit for the three months ended January 31, 2006 was $256,000 as compared to $241,000 for the three months ended January 31, 2005.

The resulting net loss for the three months ended January 31, 2006 was $2,831,000 as compared to $2,550,000 for the three months ended January 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and a public offering of its securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit at January 31, 2006 of $39,797,000. At January 31, 2006, we had working capital of approximately $2,571,000 as compared to working capital of $6,781,000 at July 31, 2005, representing a net decrease in working capital of approximately $4,210,000. As explained further below, such decrease is primarily attributable to a decrease in cash, short-term investments and accounts payable, and an increase in prepaid expenses. In May 2005, we successfully closed an offering of our common stock and warrants to purchase shares of our common stock (“Private Placement”). The Private Placement involved the sale of approximately 6,733,024 shares of common stock, and warrants to purchase 2,356,559 shares of common stock. We received proceeds, net of offering costs, of approximately $6,309,000.

Net cash used in operating activities was approximately $5,284,000 for the six months ended January 31, 2006, as compared to $2,003,000 for the six months ended January 31, 2005. Net cash used in operating activities for both the six months ended January 31, 2006 and 2005 were significantly affected by the net loss of $5,406,000 and $4,806,000, respectively, partially offset by an increase in deferred revenue in the six months ended January 31, 2005 of $2,055,000. This increase in deferred revenue was attributable to payments received by us from our licensees, which payments are being amortized over the remaining terms of the agreements with the licensees. The following other significant items also impacted net cash used in operating activities in the six months ended January 31, 2006 and 2005:

•

$789,000 decrease in accounts payable in the six months ended January 31, 2006 primarily due to the payment of invoices included in accounts payable at July 31, 2005 related to the manufacturing and process development of our nitroglycerin product candidate, NitroMist™

•

$251,000 increase in prepaid expenses and other current assets in the six months ended January 31, 2006 primarily attributable to the prepayment of a portion of the process validation batches for our nitroglycerin product candidate, NitroMist™

•	$605,000 non-cash charge in the six months ended January 31, 2006 to record stock-compensation expense associated with SFAS 123R; and

•	$307,000 non-cash charge recorded in the six months ended January 31, 2005 for restricted shares of our common stock awarded to a consultant.

In the six months ended January 31, 2006, $2,935,000 was provided by investing activities, principally from the maturities of short-term investments, net of purchases of short-term investments. In the six months ended January 31, 2005, $443,000 was provided by investing activities which related to $6,094,000 of maturities of short-term and long-term investments, $4,280,000 of purchases of short-term and long-term investments, and $1,371,000 of capital expenditures. Capital expenditures for the six months ended January 31, 2005 consisted primarily of leasehold improvements for our new laboratory facility and manufacturing equipment at INyX for the manufacture of our NitroMist™ product candidate.

Cash provided by financing activities was approximately $52,000 in the six months ended January 31, 2006, as compared to $774,000 in the six months ended January 31, 2005. The $722,000 decrease is primarily due to the six months ended January 31, 2005 including $636,000 related to the proceeds received from the shares of common stock issued to Hana Biosciences.

Until and unless our operations generate significant revenues, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans from third party lenders. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. In our Annual Report on form 10-KSB for the fiscal year ended July 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005, we stated that unless we received additional capital during the fiscal year ended July 31, 2006, we would have to significantly reduce our operating expenses in order to have sufficient cash to fund our operations through the end of fiscal 2006. As of March 15, 2006, we have not received additional capital and we have not significantly reduced our operating expenses. We believe that no later than the fiscal quarter ending April 30, 2006, it will be necessary for us to obtain additional financing and/or consummate a strategic alliance with a business partner. We are in the process of reviewing alternatives to secure additional capital and we expect to have consummated a transaction by no later than April 30, 2006. This could include the securing of funds through new partnerships and/or the sale of our common stock or other securities, in order to fund our research and development activities. There can be no assurance that such capital will be available to us on favorable terms or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to successfully obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Rules and Forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of January 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in their design to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud, even as the same are improved to address any deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Changes in Internal Controls

During the three months ended January 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2005, we granted 160,000 restricted common shares to a consultant as consideration for services to be rendered in the future by the consultant. In February 2006, we were approached by the consultant’s attorney with a request to lift the restriction on the stock certificate. We declined to lift that restriction pursuant to Rule 144(d)(1) of the General Rules and Regulations promulgated under the Securities Act of 1933, as the one-year period for holding that restriction did not begin until December 2005, the date the consultant’s services ended. The consultant’s attorney has threatened litigation to have such restriction lifted.

ITEM 1A. RISK FACTORS

RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, elsewhere in this report, in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005, and in any documents incorporated in this report by reference.

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

We had an accumulated deficit as of January 31, 2006 of approximately $39.8 million. We incurred losses in each of our last nine fiscal years, including a net loss of approximately $9.5 million for the fiscal year ended July 31, 2005, and a net loss of $5.4 million for the six months ended January 31, 2006. Because we increased our product development activities, we anticipate that we will incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products.

WE WILL REQUIRE SIGNIFICANT CAPITAL FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION

The research, development, testing and approval of our proposed products involve significant expenditures, and, accordingly, we require significant capital to fund such expenditures. Due to our small revenue base, low level of working capital and, until recently, our relative inability to increase the number of development agreements with pharmaceutical companies, we have been unable to pursue aggressively our product development strategy. Until and unless our operations generate significant revenues, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans from third party lenders. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. In our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005, we stated that unless we received additional capital during the fiscal year ended July 31, 2006, we would have to significantly reduce our operating expenses in order to have sufficient cash to fund our operations through the end of fiscal 2006. As of March 15, 2006, we have not received additional capital and we have not significantly reduced our operating expenses. Management believes that no later than the fiscal quarter ending April 30, 2006, it will be necessary for us to obtain additional financing and/or consummate a strategic alliance with a business partner. We are in the process of reviewing alternatives to secure additional capital and we expect to have consummated a transaction by no later than April 30, 2006. This could include the securing of funds through new partnerships and/or the sale of our common stock or other securities, in order to fund our research and development activities. There can be no assurance that such capital will be available to us on favorable terms or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to successfully obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

OUR ADDITIONAL FINANCING REQUIREMENTS COULD RESULT IN DILUTION TO EXISTING STOCKHOLDERS.

The additional financings we require may be obtained through one or more transactions which effectively dilute the ownership interests of our stockholders. Further, we may not be able to secure such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue a total of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. See “Risk Factors – Additional Authorized Shares of Common Stock and Preferred Stock Available for Issuance May Adversely Affect the Market” for a description of certain rights of Paramount BioCapital that may negatively impact our ability to raise additional capital.

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

We filed an NDA for our nitroglycerin lingual spray, NitroMist™, on June 21, 2004, which was accepted for filing by the FDA on September 29, 2004. We received a Prescription Drug User Fee Act (“PDUFA”) date of June 4, 2005, for NitroMist™, and received an approvable letter from the FDA on June 2, 2005. We believe that the FDA is likely to give final approval of NitroMist™ once we complete certain manufacturing process validation commitments which we had previously agreed to with the FDA. The FDA is not requiring us to complete any additional clinical studies for approval. Although we currently intend to complete the manufacturing process validation commitments, the FDA may not grant us final marketing approval for NitroMist™ if we do not timely complete the manufacturing process validation commitments or for other reasons. On June 1, 2005, we received an approvable letter from the FDA regarding its NDA for NitroMist™. We are currently planning to complete our process validation commitments in the second calendar quarter of 2006; and, if this timeline is met, we may obtain final approval from the FDA by the end of the second calendar quarter of 2006. NitroMist™ is a trademark of Par Pharmaceuticals, Inc.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

Lindsay A. Rosenwald, M.D., a significant stockholder, directly and indirectly, of NovaDel, is the Chairman and sole shareholder of Paramount BioCapital Inc. (“Paramount”). In the regular course of its business and the business of its affiliates, and outside of its arrangement with us, Paramount and/or its affiliates identify, evaluate and pursue investment opportunities in biomedical and pharmaceutical products, technologies and companies. In addition, Dr. Rosenwald and his affiliates may be deemed to beneficially own approximately 28% of our outstanding common stock (assuming exercise of certain warrants beneficially owned by Dr. Rosenwald and his affiliates). As such, Dr. Rosenwald and Paramount may be deemed to be our affiliates. Dr. Rosenwald has the ability to designate an individual to serve on the Company’s Board of Directors (“Board”) and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the AMEX, Mr. Lobell is not deemed to be an independent director. Dr. Rosenwald and Paramount may also be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera Pharmaceuticals and Hana Biosciences. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable in an arms length transaction from a person who is not an affiliate. Nevertheless, neither Dr. Rosenwald nor Paramount, nor their affiliates, are obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and we do not expect and our stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by Dr. Rosenwald nor Paramount, or their affiliates, in the future will be made available to us. In addition, certain of our current officers and directors or any officers or directors hereafter appointed by us may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. Such other companies may have interests in conflict with our interests.

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of, and obtaining regulatory approvals for, our proposed products. We anticipate that marketing activities for our proprietary products, whether by us or one or more of our licensees, if any, will not begin until the third calendar quarter of 2006 at the earliest. Accordingly, it is not anticipated that we will generate any revenues from royalties or sales of proprietary products until regulatory approvals are obtained and marketing activities begin. Any one or more of our proposed proprietary products may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables. The failure or the delay of any one or more of our proposed products to achieve commercial viability would have a material adverse effect on us.

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

OUR INTERNAL CONTROLS AND PROCEDURES HAVE BEEN MATERIALLY DEFICIENT, AND WE ARE BEGINNING THE PROCESS OF CORRECTING INTERNAL CONTROL DEFICIENCIES.

In October 2004, we and our independent registered public accounting firm recognized that our internal controls had material weaknesses. These material weaknesses led in part to the delay in the production of our audited financial statements for fiscal 2004. We have restated our results of operations for the fiscal years ended July 31, 2003, and July 31, 2002, and for our quarterly results in fiscal years 2004, 2003 and 2002. Our independent registered public accounting firm advised us of material weaknesses noted during its audit of our 2004 financial statements.

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

On June 1, 2005, we received an approvable letter from the FDA regarding its NDA for its nitroglycerin lingual aerosol, indicated for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. We believe that the FDA will give final approval once we complete our previously agreed to manufacturing process validation commitments. The FDA is not requiring any additional clinical studies for approval. We are currently planning to complete our process validation commitments in the second calendar quarter of 2006 and, if this timeline is met, we may obtain final approval from the FDA by the end of the second calendar quarter of 2006.

We had a pre-IND meeting with the FDA on August 10, 2005, and filed the IND in December 2005 for our sumatriptan oral spray product. Subsequent to the IND submission, we plan to execute the clinical protocol and administer clinical trials for the sumatriptan oral spray product. We are currently targeting a NDA submission in the third quarter of calendar 2007.

We had a pre-IND meeting with the FDA on August 31, 2005 and anticipate filing the IND during the third quarter of calendar year 2006 for our zolpidem oral spray product. In our 10-Q filed for the quarter ended October 31, 2005, we indicated that we anticipated filing the IND during the first quarter of calendar year 2006. However, the FDA has required that we complete certain studies prior to IND submission, and we have therefore delayed the filing of such IND pending completion of those studies. Subsequent to the IND submission, we plan to execute the clinical protocol and administer clinical trials for the zolpidem oral spray product. We are currently targeting a NDA submission for its zolpidem product candidate in the first quarter of calendar 2007, which target was not affected by the delay in the IND filing.

Our partner for the ondansetron oral spray product, Hana Biosciences, filed the IND in November 2005. Subsequent to the IND submission, Hana plans to execute the clinical protocol and administer clinical trials for the ondansetron oral spray product, Zensana™, and is planning to submit its NDA in May 2006. While Hana has the rights to the ondansetron product candidate in the United States and Canada, NovaDel retains the rights in the rest of the world.

In the 10-Q filed for the quarter ended October 31, 2005, we indicated plans to request a pre-IND meeting with the FDA with an anticipated goal of filing the IND during the first half of calendar year 2006 for the alprazolam oral spray product. Following the IND meeting, we were planning to execute the clinical protocol and administer clinical trials for the alprazolam oral spray product. We have since determined that, in order to devote sufficient resources to other projects noted above, it is appropriate to defer further efforts on alprazolam. As a result, we are not currently scheduling a pre-IND meeting with the FDA, nor do we contemplate a specific timeframe for submitting an IND, pending further review.

We continue to support our partner, Manhattan Pharmaceuticals, who has filed an IND with the FDA for the propofol oral spray product. Manhattan Pharmaceuticals will oversee all clinical development and regulatory approval for this product.

Our veterinary initiatives are being carried out largely by our partner, Velcera Pharmaceuticals.

We plan to hire additional employees in the laboratory to support our research and development efforts going forward; however, we do not believe that a significant number of new employees will be required in the next 12 months.

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

EVEN IF WE OBTAIN PATENTS TO PROTECT OUR PRODUCTS, THOSE PATENTS MAY NOT BE SUFFICIENTLY BROAD AND OTHERS COULD COMPETE WITH US.

We, and the parties licensing technologies to us, have filed various United States and foreign patent applications with respect to the products and technologies under our development, and the United States Patent and Trademark Office and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. We currently have seven patents issued in the United States and seven patents issued outside of the United States. In addition, we have approximately 120 patents pending worldwide. Our pending patent applications, those we may file in the future and those we may license from third parties may not result in the United States Patent and Trademark Office or any foreign patent office issuing patents. Also, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the United States Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against competitors.

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

On September 6, 2005, our Board of Directors announced that they would not be renewing the employment contract of Dr. Shangold. Accordingly, Dr. Shangold ceased to be the President and Chief Executive Officer of the Company on December 22, 2005.

On September 28, 2005, the Board announced its appointment of Dr. Jan H. Egberts as our Chief Operating Officer, effective September 26, 2005, reporting to the Chairman of the Board. Dr. Egberts assumed the positions of President and Chief Executive Officer on December 23, 2005 and Chairman of the Board on January 17, 2006.

On October 19, 2005, our Board of Directors appointed Dr. William F. Hamilton as Chairman of the Corporate Governance and Nominating Committee. On January 17, 2006, we announced that Dr. Hamilton had been named to the newly-created position of Lead Independent Director.

On November 22, 2005, we announced that Board of Directors member, and non-executive Chairman of the Board, Mr. Robert G. Savage announced his intention not to stand for re-election to our board at the Company's 2006 annual meeting of shareholders. Mr. Savage served as a director of the Company since 2004 and as our non-executive Chairman of the Board since September 2, 2005.

On December 15, 2005, we announced that Board of Directors member, Dr. Mark Rachesky, announced his resignation from our Board. Dr. Rachesky served as a director of the Company since 2003.

In our annual proxy statement, we announced that Dr. Lawrence J. Kessel was not being nominated to stand for re-election to our Board at the Company’s 2006 annual shareholders’ meeting. Dr. Kessel served as a Director since March 2003.

On December 15, 2006, we announced the election of Mr. J. Jay Lobell as a member of our Board of Directors effective December 14, 2005. Mr. Lobell was appointed as a result of Dr. Rosenwald’s right to designate a director nominee for the Company’s Board.

On January 17, 2006, we announced the election of Mr. Steven B. Ratoff as a member of our Board of Directors.

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

Our common stock has been listed for quotation on the AMEX since May 11, 2004. Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the 12-month period ended January 31, 2006, the closing price of our common stock has ranged from $1.09 to $1.85. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ended January 31, 2006, the average daily trading volume in our common stock was approximately 44,863 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 100,000,000 shares of common stock. As of March 1, 2006, there were 40,667,318 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of January 31, 2006, we had outstanding stock options and warrants to purchase approximately 27.7 million shares of common stock, the exercise price of which range between $0.46 per share to $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

The following table provides an overview of the Company’s stock options and corresponding plans:

Plan	Shares Authorized	Options Outstanding at January 31, 2006	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	80,000	—	Plan Closed
1997 Stock Option Plan	500,000	100,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	2,682,000	423,000	—
2006 Equity Incentive Plan	6,000,000	—	6,000,000	—
Non-Plan	n/a	5,286,034	—	—

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

Current conditions in the domestic and global economies continue to present challenges. We expect that the future direction of the overall domestic and global economies will have a significant impact on our overall performance. Fiscal, monetary and regulatory policies worldwide will continue to influence the business climate in which we operate. If these actions are not successful in spurring continued economic growth, we expect that our business will be negatively impacted, as customers will be less likely to buy our products, if and when we commercialize our products. The potential for future terrorist attacks or war as a result thereof has created worldwide uncertainties that make it very difficult to estimate how the world economy will perform going forward.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 2006 Annual Meeting of Stockholders was held on January 17, 2006. At that meeting, stockholders elected Thomas E. Bonney, Jan H. Egberts, M.D., William F. Hamilton, Ph.D., J. Jay Lobell, Charles Nemeroff, M.D., Ph.D. and Steven B. Ratoff as Directors of the Company. The terms of these Directors will expire at the 2007 Annual Meeting. In addition, stockholders approved two company proposals. The results of the voting are as follows:

	Votes For	Votes Withheld

Thomas E. Bonney	31,896,074	118,974
Jan H. Egberts, M.D.	31,916,278	98,770
William F. Hamilton, Ph.D.	31,919,623	95,425
J. Jay Lobell	31,967,303	47,745
Charles Nemeroff, M.D., Ph.D.	31,957,178	57,870
Steven B. Ratoff	31,914,378	100,670

	Votes For	Votes Against	Abstain	Broker Non- Vote

Company proposal to approve the 2006 Equity Incentive Plan	17,111,728	2,320,016	94,258	12,489,046

	Votes For	Votes Against	Abstain	Broker Non- Vote

Company proposal to ratify selection of J.H. Cohn LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2006	31,964,133	46,015	4,900	0

ITEM 6. EXHIBITS.

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
10.1	*1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Thomas Bonney	Filed herewith

10.2	*1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and William Hamilton	Filed herewith

10.3	*1998 Stock Option Plan Nonqualified Stock Option Agreement dated December 14, 2005, by and between the Company and J. Jay Lobell	Filed herewith

10.4	*1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Charles Nemeroff	Filed herewith

10.5	*1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Steven Ratoff	Filed herewith

10.6	*Confidential Separation Agreement and General Release between NovaDel Pharma Inc. and Gary Shangold, M.D. dated as of November 29, 2005	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on December 2, 2005.

10.7	*Consulting Agreement between NovaDel Pharma Inc. and Gary Shangold, M.D. dated as of November 29, 2005	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on December 2, 2005.

10.8	*NovaDel Pharma Inc. 2006 Equity Incentive Plan and Forms of Award Agreements	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed with the SEC on January 23, 2006.

31.1	Certification Pursuant to Rule 13a-14(a)	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)	Filed herewith

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: March 15, 2006	By:	/S/ JAN H. EGBERTS
Jan H. Egberts, M.D.
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: March 15, 2006	By:	/S/ MICHAEL E. SPICER
Michael E. Spicer
Chief Financial Officer (principal financial and accounting officer)

Exhibit 31.1

CERTIFICATION

Pursuant to Rule 13a-14(a)

I, Jan H. Egberts, M.D., certify that:

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date: March 15, 2006	By:	/S/ JAN H. EGBERTS
Jan H. Egberts, M.D.
Chairman of the Board, President and Chief Executive Officer

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date: March 15, 2006	By:	/S/ MICHAEL E. SPICER
Michael E. Spicer
Principal Financial Officer

Exhibit 32.1

CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(18 U.S.C. 1350)

In connection with the Quarterly Report of NovaDel Pharma Inc., a Delaware corporation (the “Company”), on Form 10-Q for the period ended January 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), Jan H. Egberts, M.D., President and Chief Executive Officer of the Company, and Michael E. Spicer, Principal Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 15, 2006	By:	/s/ Jan H. Egberts
Jan H. Egberts, M.D.
Chairman of the Board, President and Chief Executive Officer

Date: March 15, 2006	By:	/s/ Michael E. Spicer
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