Form 10-Q
period 2006-04-30
NOVADEL PHARMA INC
filed 2006-06-14
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 1, 2006, the issuer had 48,968,868 shares of Common Stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

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

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type the Company is developing (independently and through collaborative arrangements); the inherent risks and uncertainties in completing the pilot pharmacokinetic feasibility studies being conducted by the Company; possible changes in the Company’s financial condition; the progress of the Company’s research and development; clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture; timely obtaining sufficient patient enrollment in the Company’s clinical trials; the impact of development of competing therapies and/or technologies by other companies; the Company’s ability to obtain additional required financing to fund its research programs; the Company’s ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with the Company; the progress of the FDA approvals in connection with the conduct of the Company’s clinical trials and the marketing of the Company’s products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted; the risks related to the Company’s internal controls and procedures; and the risks identified under the section entitled “Risk Factors” included as Item IA in Part II of this Quarterly Report and other reports, including this report and other filings filed with the Securities and Exchange Commission from time to time.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVADEL PHARMA INC.

CONDENSED BALANCE SHEETS

AS OF APRIL 30, 2006 (UNAUDITED) AND JULY 31, 2005

	April 30, 2006 (unaudited)	July 31, 2005 (Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$11,913,000	$4,680,000
Short-term investments	99,000	3,543,000
Accounts receivable from related parties, net of allowances of $54,000 at April 30, 2006 and July 31, 2005	42,000	108,000
Inventories	588,000	549,000
Investment in marketable equity security available for sale	864,000	—
Prepaid expenses and other current assets	371,000	306,000

Total Current Assets	13,877,000	9,186,000

Property and equipment, net	2,692,000	2,991,000
Other assets	336,000	351,000
Investment in restricted equity security at cost	—	500,000

TOTAL ASSETS	$16,905,000	$13,028,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$365,000	$1,179,000
Accrued expenses and other current liabilities	1,418,000	1,064,000
Current portion of deferred revenue	162,000	162,000

Total Current Liabilities	1,945,000	2,405,000

Non-current portion of deferred revenue	2,552,000	2,674,000

Total Liabilities	4,497,000	5,079,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 100,000,000 shares, Issued 48,879,623 and 40,597,318 shares at April 30, 2006 and July 31, 2005, respectively	49,000	41,000
Additional paid-in capital	53,927,000	42,305,000
Accumulated deficit	(41,926,000)	(34,391,000)
Accumulated other comprehensive income	364,000	—
Less: Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)

Total Stockholders’ Equity	12,408,000	7,949,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,905,000	$13,028,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005

License Fees and Milestone Fees Earned from Related Parties	$1,041,000	$91,000	$1,623,000	$151,000

Consulting Revenues from Related Parties	118,000	11,000	227,000	193,000

Total Revenues	1,159,000	102,000	1,850,000	344,000

Research and Development Expenses	1,571,000	851,000	3,957,000	2,270,000
Consulting, Selling, General and Administrative Expenses	1,736,000	1,907,000	5,776,000	5,812,000

Total Expenses	3,307,000	2,758,000	9,733,000	8,082,000

Loss From Operations	(2,148,000)	(2,656,000)	(7,883,000)	(7,738,000)

Interest Income	19,000	14,000	92,000	49,000

Loss Before Income Tax Benefit	(2,129,000)	(2,642,000)	(7,791,000)	(7,689,000)

Income Tax Benefit	—	—	256,000	241,000

Net Loss	$(2,129,000)	$(2,642,000)	$(7,535,000)	$(7,448,000)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.08)	$(0.18)	$(0.22)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Share	41,714,903	33,834,294	40,903,024	33,506,717

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2006

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
BALANCE, July 31, 2005	40,597,318	$41,000	$42,305,000	$(34,391,000)	$—	$(6,000)	$7,949,000

Stock-based compensation expense			864,000				864,000

Stock issued in connection with private placement, net of costs	8,092,796	8,000	10,626,000				10,634,000

Stock issued for options and warrants exercised	189,509	—	132,000				132,000

Comprehensive loss:

Unrealized gain on investment in marketable equity security					364,000		364,000

Net loss				(7,535,000)			(7,535,000)

Total comprehensive loss							(7,171,000)

BALANCE, April 30, 2006	48,879,623	$49,000	$53,927,000	$(41,926,000)	$364,000	$(6,000)	$12,408,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,535,000)	$(7,448,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	—	307,000
Warrants issued for services	—	11,000
Stock-based compensation expense	864,000	—
Impact of variable plan accounting	—	(101,000)
Depreciation and amortization	410,000	282,000
Changes in operating assets and liabilities:
Accounts receivable from related parties	66,000	(99,000)
Inventories	(39,000)	(433,000)
Prepaid expenses and other current assets	(65,000)	32,000
Other assets	15,000	—
Accounts payable	(814,000)	864,000
Accrued expenses and other current liabilities	354,000	329,000
Deferred revenue	(122,000)	2,014,000

Net cash used in operating activities	(6,866,000)	(4,242,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(111,000)	(2,103,000)
Purchase of short-term and long-term investments	(1,300,000)	(4,280,000)
Maturities of short-term and long-term investments	4,744,000	8,957,000

Net cash provided by investing activities	3,333,000	2,574,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options and warrants exercised	132,000	200,000
Proceeds from shares of common stock issued to Hana Biosciences, Inc.	—	636,000
Proceeds from issuance of common stock through private placement offerings	10,634,000	—
Payments of capitalized lease obligations	—	(62,000)

Net cash provided by financing activities	10,766,000	774,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,233,000	(894,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,680,000	2,166,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,913,000	$1,272,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Investment in Hana Biosciences, Inc. common stock received in connection with license agreement	$—	$500,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — NATURE OF THE BUSINESS

NovaDel Pharma Inc. (the “Company”) is an emerging specialty pharmaceutical company that is developing and commercializing oral spray therapeutics to fulfill unmet medical needs. The Company is engaged in the development of novel application drug delivery systems for presently marketed prescription, over-the-counter (“OTC”) and veterinary drugs. The Company’s patented and patent-pending delivery system is an oral spray potentially enabling drug absorption through the oral mucosa, increasing the benefits of clinically proven compounds, including more rapid absorption into the bloodstream than presently available oral delivery systems. Currently, the Company has seven patents which have been issued in the U.S. and eight patents which have been issued outside of the U.S. Additionally, the Company has over 120 patents pending around the world. The Company’s proprietary delivery system potentially enhances and greatly accelerates the onset of the therapeutic benefits within minutes of administration. The Company’s development efforts for its proprietary novel drug delivery system are concentrated on making such system available for drugs that are already available and proven in the marketplace. In addition to increasing the bioavailability of a drug by avoiding metabolism by the liver before entry into the bloodstream, the Company believes that its proprietary drug delivery system could offer the following significant advantages: (i) more rapid delivery of drugs to the bloodstream allowing for quicker onset of therapeutic effects compared to conventional oral dosage forms; (ii) improved drug safety profile by reducing the required dosage, including possible reduction of side-effects; (iii) improved dosage reliability; (iv) allowing medication to be taken without water; (v) avoiding the need to swallow as is the case with many medications; and (vi) improved patient convenience and compliance.

Through April 30, 2006, the Company has entered into strategic license agreements with (i) Hana Biosciences Inc. (“Hana Biosciences”), for the marketing rights in the United States and Canada for the Company’s ondansetron oral spray, (ii) Par Pharmaceutical, Inc. (“Par”), for the marketing rights in the United States and Canada for the Company’s nitroglycerin oral spray, (iii) Manhattan Pharmaceuticals, Inc. (“Manhattan”), in connection with propofol, and (iv) Velcera Pharmaceuticals, Inc. (“Velcera”), in connection with veterinary applications for currently marketed veterinary drugs.

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

The Company has reported a net loss of $7,535,000 for the nine months ended April 30, 2006 and a net loss of $7,448,000 for the nine months ended April 30, 2005. As of April 30, 2006, the Company had working capital of $11,932,000, cash and cash equivalents of $11,913,000 and short-term investments of $99,000. Until and unless the Company’s operations generate significant revenues, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and/or obtaining additional financing. The most likely sources of financing include private placements of its equity or debt securities or bridge loans to the Company from third party lenders. The Company can give no assurances that any additional capital that the Company is able to obtain will be sufficient to meet its needs. On April 19, 2006, the Company completed an equity financing in which the Company received gross proceeds of $11.8 million and approximate net proceeds of $10.6 million. Such net proceeds reflect offering costs incurred through April 30, 2006. The Company will incur additional offering costs which will reduce the amount of net proceeds. Although the Company expects to have sufficient cash to fund our operations through the end of fiscal 2007, the Company would have to significantly reduce the pace of its ongoing development of its priority product candidates unless it can obtain additional working capital. Given the current and desired pace of product development of our priority product candidates, the Company estimates that it will need to raise additional capital during fiscal year 2007 in order to fully fund its development activities through July 31, 2007. This could include the securing of funds through new partnerships and/or the sale of our common stock or other securities, in order to fund our research and development activities. There can be no assurance that such capital will be available to the Company on favorable terms or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. The Company may not be able to successfully obtain additional financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, the Company may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability, if ever.

NOTE 3 – INVENTORIES

Inventories, consisting of raw materials, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Inventories at April 30, 2006 and July 31, 2005 primarily consisted of inventory related to the Company’s nitroglycerin lingual aerosol product candidate. Through outsourcing to INyX, the Company is in the process of starting to make commercial quantities for this product candidate prior to the date that such product candidate may receive final U.S. Food and Drug Administration (“FDA”) marketing approval (i.e., pre-launch inventory). On June 1, 2005, the Company received an approvable letter from the FDA regarding its New Drug Application (“NDA”) for NitroMist™ (nitroglycerin lingual aerosol). The FDA is not requiring any additional clinical studies for approval but has requested that the Company complete certain manufacturing process validation commitments. On April 30, 2006, the Company submitted the necessary documentation to the FDA for the completed process validation commitments. On May 26, 2006, the Company announced that the FDA had accepted the Company's submission regarding its NDA as a complete response and that the FDA indicated a target of early November 2006 for action on the submission. If final approval of this product candidate is not received, or approval is not received timely compared to our estimates for product shelf-life, the Company will write-off the related amounts of pre-launch inventory in the period of that determination. If the Company had been required to write-off the $588,000 recorded as pre-launch inventory at April 30, 2006, the charge would have been considered by the Company to have been material to its operating results and is likely to be considered material if such a write-off is required in a subsequent period.

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

NOTE 5 - LOSS PER SHARE

Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. As of April 30, 2006, there were 30.7 million common shares issuable upon exercise of options and warrants which were excluded from the diluted loss per share computation.

NOTE 6 - STOCK-BASED COMPENSATION

At April 30, 2006, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan and the 2006 Equity Incentive Plan (the “Plans”). On January 17, 2006, the stockholders of the Company, upon recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock). The amount of shares of common stock to be reserved for issuance under the 2006 Plan is 6 million shares. These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), which provided for the use of the intrinsic value method of accounting for employees stock options. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that begins after June 15, 2005. Under SFAS 123R, the use of the intrinsic value method and pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has adopted the provisions of SFAS 123R effective August 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which does not require restatement of prior periods. Instead, it requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and consulting, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date.

Information with respect to stock option activity for the nine months ended April 30, 2006 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)		Aggregate Intrinsic Value ($000)
Outstanding at August 1, 2005	6,474	$1.64		$
Grants	3,155	1.59
Exercises	(145)	0.75
Cancellations	(1,181)	1.67

Outstanding at April 30, 2006	8,303	$1.63	4.7		$312

Exercisable at April 30, 2006	4,859	$1.65	3.8		$85

For grants during the three and nine months ended April 30, 2006, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term until exercise, and risk-free interest rate were 66% and 65%; 0%; 6.5 and 4.6 years; and 4.94% and 4.25%, respectively. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted during the three and nine months ended April 30, 2006 was $1.09 and $0.88, respectively. The total intrinsic value of options exercised during the three and nine months ended April 30, 2006 was approximately $67,000 and $128,000, respectively.

In the three and nine months ended April 30, 2006, the Company recorded share-based compensation for options of approximately $259,000 or $0.01 per share and $864,000 or $0.02 per share, respectively, which is included in the Company’s net loss for each period. As of April 30, 2006, unamortized stock-based compensation expenses of approximately $2.7 million remain to be recognized over a weighted-average period of 2.4 years.

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

The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if the Company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three and nine months ended April 30, 2005:

Three Months Ended April 30, 2005

Net loss – as reported	$(2,642,000)
Compensation credit resulting from variable plan accounting	(96,000)
Total stock-based employee compensation expense using the fair value based method for all awards	(217,000)

Pro forma net loss	$(2,955,000)

Basic and diluted net loss per common share:
As reported	$(0.08)

Pro forma net loss	$(0.09)
Nine Months Ended April 30, 2005

Net loss – as reported	$(7,448,000)
Compensation credit resulting from variable plan accounting	(101,000)
Total stock-based employee compensation expense using the fair value based method for all awards	(585,000)

Pro forma net loss	$(8,134,000)

Basic and diluted net loss per common share:
As reported	$(0.22)

Pro forma net loss	$(0.24)

The fair values of options granted during the three and nine months ended April 30, 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 4.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock of 64% and 67% and an expected life of the options of five to ten years.

NOTE 7 – RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

License and Development Agreements with Related Parties

In April 2003, the Company entered into a license and development agreement with Manhattan, a related party, for the worldwide, exclusive rights to the Company’s proprietary oral spray technology to deliver propofol for pre-procedural sedation. The terms of the agreement call for certain milestone and other payments, the first $125,000 of which was partially received during June 2003. During the three months ended April 30, 2006 and 2005, the Company did not invoice Manhattan as the Company did not perform any work for Manhattan. During the nine months ended April 30, 2006 and 2005, the Company invoiced Manhattan approximately $0 and $119,000, respectively, for the Company’s reimbursable expenses. In November 2003, the Company received $375,000 from Manhattan for license fees. The Company has included these license fees in deferred revenue and is recognizing these license fees over the 20-year term of the license.

In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company and related party. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and will be recognized in income over the 20-year term of the agreement. In addition, the Company received 529,500 shares of common stock of Velcera, approximately 15% of the outstanding shares at the time the shares were issued, which did not have a material value at that time. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. During the three months ended April 30, 2006 and 2005, the Company invoiced Velcera approximately $118,000 and $11,000 for reimbursable expenses. During the nine months ended April 30, 2006 and 2005, the Company invoiced Velcera approximately $207,000 and $74,000, respectively, for reimbursable expenses.

In October 2004, the Company entered into a license and development agreement pursuant to which the Company granted to Hana Biosciences, a related party, an exclusive license to develop and market the Company’s oral spray version of ondansetron, an anti-emetic, in the United States and Canada. Pursuant to the terms of the agreement, in exchange for $1,000,000, Hana Biosciences purchased 400,000 shares of the Company’s common stock at a per share price equal to $2.50, a premium of $0.91 per share or $364,000 over the then market value of the Company’s common stock. The Company accounted for this premium as deferred revenue related to the license. In connection with the agreement, Hana Biosciences issued to the Company $500,000 worth of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share). The proceeds received from Hana Biosciences attributable to the premium are included in deferred revenue and are being recognized over the 20-year term of the agreement. The Company may receive additional license fees and royalties over the 20-year term of the agreement. In December 2005, upon Hana Biosciences’ submission of its Investigational New Drug (“IND”) Application for Zensana™, its lingual spray version of ondansetron, the Company received a $500,000 milestone payment from Hana Biosciences. In April 2006, upon the issuance of the final report related to the pivotal clinical trials for Zensana™, the Company received a $1,000,000 milestone payment from Hana Biosciences.

Lindsay A. Rosenwald, M.D., a significant stockholder of the Company, may be deemed to be an affiliate of the Company, Manhattan, Velcera, and Hana Biosciences. Companies affiliated with Dr. Rosenwald have provided financial and other services unrelated to the Company’s agreements with the parties to such agreements from time to time.

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

NOTE 8 – INVESTMENT IN EQUITY SECURITY

As explained in Note 7, in October 2004, as part of the license agreement with Hana Biosciences, the Company received $500,000 of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share at the date of the agreement). As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2005 and thereafter as marketable equity securities. At April 30, 2006, the Company has classified the shares as available for sale and is recording changes in their value as part of its comprehensive income. Such shares had a market value of $864,000 at April 30, 2006 and, accordingly, the Company has included its $364,000 unrealized gain in accumulated other comprehensive income as of April 30, 2006.

NOTE 9 – SALE OF NET OPERATING LOSS CARRYFORWARDS

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. The Company recorded an income tax benefit of $256,000 and $241,000 for the nine months ended April 30, 2006 and 2005, respectively, from the sale of its New Jersey net operating losses. The income tax benefit recorded in the nine months period ended April 30, 2006, was derived from the sale of $3,273,000 of New Jersey net operating losses. If still available under New Jersey law, the Company may attempt to sell our remaining net operating loss carryforwards. The Company cannot estimate, however, what percentage of its saleable net operating loss carryforwards New Jersey will permit it to sell, how much money will be received in connection with the sale, if it will be able to find a buyer for its net operating loss carryforwards or if such funds will be available in a timely manner.

NOTE 10 - STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS - In May 2005, the Company closed a private placement of 6,733,024 shares of common stock and warrants to purchase a total of 2,356,559 shares of common stock, with an exercise price equal to $1.30 per share of common stock. The Company received net proceeds of approximately $6,309,000 from the offering. In connection with the offering, the Company paid a cash commission equal to 7% of the gross proceeds from the offering to Paramount BioCapital, who acted as its placement agent, and issued to Paramount BioCapital a warrant to purchase 336,651 shares of common stock (the “Placement Warrant”). The Placement Warrant is exercisable at an initial exercise price equal to $1.30 per share. Paramount BioCapital was also entitled to a non-accountable expense allowance of up to $50,000 to reimburse it for its out of pocket expenses incurred in connection with the offering. The Company agreed to indemnify Paramount BioCapital against certain liabilities, including liabilities under the Securities Act of 1933, incurred in connection with the offering.

In April 2006, the Company closed a private placement of 8,092,796 shares of common stock, and warrants to purchase a total of 2,427,839 shares of common stock with an exercise price of $1.60 per share of common stock. The Company received proceeds, net of offering costs, of approximately $10,634,000. Such net proceeds reflect offering costs incurred through April 30, 2006. The Company will incur additional offering costs which will reduce the amount of net proceeds. Griffin Securities, Inc. and Paramount BioCapital, Inc. (the "Placement Agents") acted as the placement agents for this private placement. The Placement Agents were paid an aggregate fee for acting as placement agents of cash equal to 7% of the gross proceeds from the sale of the common stock, or $792,400, and warrants equal to 6% of the shares of common stock purchased, subject to certain exclusions, or warrants to purchase 468,329 shares of common stock. Such warrants will have the same terms as those issued to the investors. The Placement Agents were also entitled to a non-accountable expense allowance of up to $55,000 as reimbursement for out of pocket expenses incurred in connection with the offering. The Company agreed to indemnify the Placement Agents against certain liabilities, including liabilities under the Securities Act of 1933, incurred in connection with the offering.

Certain of the Company’s outstanding warrants to purchase shares of the Company’s common stock are entitled to adjustments to the exercise price of such warrants, and in certain cases adjustment to the amount of shares issuable upon exercise of such warrants, in the event that the Company issues shares of its common stock or securities convertible into common stock, in each case, for a price per share or entitling the holders thereof to purchase common stock at a price per share, that is less than the then current market price of the Company’s common stock, but not below the current per share exercise price of such warrants. Certain of such warrant holders are entitled to have the shares of the Company’s common stock underlying such warrants to be registered for resale. As a result of the Company’s private placement consummated in April 2006, and the anti-dilution provisions of certain warrants described above, the Company is required to adjust such warrants to be exercisable for an additional aggregate amount of 8,000 shares of the Company’s common stock. As of April 30, 2006, 30.7 million shares of the Company’s common stock is issuable upon exercise of options and warrants outstanding, including such anti-dilution adjusted warrants described above.

Lindsay A. Rosenwald, M.D., a significant stockholder, directly and indirectly, of us, is the Chairman and sole shareholder of Paramount BioCapital Inc.

NOTE 11 – THREATENED LITIGATION

In January 2005, the Company granted 160,000 restricted common shares to a consultant as consideration for services to be rendered in the future by the consultant. In February 2006, the Company was approached by the consultant’s attorney with a request to lift the restriction on the stock certificate. The Company declined to lift that restriction pursuant to Rule 144(d)(1) of the General Rules and Regulations promulgated under the Securities Act of 1933, as the one-year period for holding that restriction did not begin until December 2005, the date the consultant’s services ended. The consultant’s attorney threatened litigation to have such restriction lifted. The Company subsequently agreed that the one-year period began in January 2005, and therefore lifted the restriction on May 16, 2006. The Company does not anticipate the litigation to proceed.

Lawrence J. Kessel, a former director who was not nominated by the Nominating and Corporate Governance Committee of the Board of the Directors to stand for re-election to the Board of Directors in January 2006, has alleged that in order to induce him not to stand for re-election to the Board of Directors, the Company promised to pay him compensation as a director and compensate him for options he lost by virtue of the end of his tenure on the Board of Directors.  The Company denies these allegations.  Dr. Kessel has threatened litigation.  The Company believes his claims are without merit and intends to vigorously defend any such litigation brought by Dr. Kessel. Although the Company does not believe this matter to be material, at this time no determination can be made about the ultimate costs to the Company, if any.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

We are an emerging specialty pharmaceutical company that is developing and commercializing oral spray therapeutics to fulfill unmet medical needs. We are engaged in the development of novel application drug delivery systems for presently marketed prescription, over-the-counter, or OTC, and veterinary drugs. Our patented and patent-pending delivery system is an oral spray potentially enabling drug absorption through the oral mucosa, increasing the benefits of clinically proven compounds, including more rapid absorption into the bloodstream than presently available oral delivery systems. Our proprietary delivery system potentially enhances and accelerates the onset of the therapeutic benefits within minutes of administration. Our development efforts for our novel drug delivery system are concentrated on making it available for drugs that are already available and proven in the marketplace.

Since inception, substantially all of our revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. More recently, we have begun to derive revenues from license fees and milestone payments stemming from our partnership agreements. Our future growth and profitability will be principally dependent upon our ability to successfully develop its products and to market and distribute the final products either internally or with the assistance of a strategic partner.

Recent highlights include the following product development and business achievements:

•

Completed two pre-Investigational New Drug Application, or IND, meetings with the Food and Drug Administration, FDA, including meetings for the Company’s sumatriptan (Imitrex®) and zolpidem (Ambien®) product candidates. In addition, NovaDel participated in a pre-IND meeting with its partner Hana Biosciences, Inc. (Hana Biosciences) for the ondansetron (Zofran®) (Zensana™) product candidate.

•	Filing of IND for ondansetron (Zensana™) by our partner, Hana Biosciences, Inc.

•

Announcement by our partner, Hana Biosciences, of positive study results of a pivotal clinical trial for Zensana™ Ondansetron Oral Spray, a study which definitively demonstrated Zensana™ 8mg dose is bioequivalent to the current commercially available 8mg tablet (Zofran®).

•	Addition of Jan Egberts, M.D. who assumed the positions of President and Chief Executive Officer on December 23, 2005 and Chairman of the Board of Directors on January 17, 2006.

•

Issuance of two patents by the U.S. Patent and Trademark Office and one additional patent in Canada that further strengthens our intellectual property position in the oral delivery of pharmaceuticals. The issued patents cover the use of multiple classes of drugs in oral sprays, including those for the treatment of pain, central nervous system disorders, and for anesthesia under our oral spray delivery system.

•	Completion of a private placement of our common stock, raising gross proceeds of approximately $11.8 million.

Drug development in the United States and most countries throughout the world is a process that includes several steps defined by the FDA and similar regulatory authorities in foreign countries. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit a New Drug Application, or NDA, which includes complete reports of pre-clinical, clinical and laboratory studies to prove such product’s safety and efficacy. The NDA process generally requires, before the submission of the NDA, submission of an IND, pursuant to which permission is sought to begin preliminary clinical testing of the new drug. An NDA, based on published safety and efficacy studies conducted by others, may also be required to be submitted for a drug product with a previously approved active ingredient if the method of delivery, strength or dosage form is changed. We believe that our current product candidates will require the submission of an NDA, which may be based upon published safety and efficacy studies conducted by others, which is referred to as a 505(b)(2) NDA. We estimate that the development of new formulations of our pharmaceutical product candidates, including formulation, testing and obtaining FDA approval, generally takes two to three years for the 505(b)(2) NDA process and requires approximately $3 million to $5 million of direct research and development expenditures. Our determinations may prove to be inaccurate; or pre-marketing approval relating to our proposed products may not be obtained on a timely basis, if at all, and research and development expenditures may significantly exceed management’s expectations.

It is not anticipated that we will generate any revenues from royalties or sales of our product candidates until regulatory approvals are obtained and marketing activities begin. Any one or more of our product candidates may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables, if at all. The failure or the delay of any one or more of our proposed products to achieve commercial viability would have a material adverse effect on us.

The successful development of our product candidates is highly uncertain. Estimates of the nature, timing and estimated expenses of the efforts necessary to complete the development of, and the period in which material net cash inflows are expected to commence from, any of our product candidates are subject to numerous risks and uncertainties, including:

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	future clinical trials results;

•	the expense of clinical trials for additional indications;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals;

•	the expense of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technologies and market developments; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We expect to continue to spend significant amounts on the development of our product candidates and we expect our costs to increase as we continue to develop and ultimately commercialize our product candidates. Over the next fiscal year, we expect to devote the majority of our research and development resources to the following product candidates:

•

NitroMist™ (nitroglycerin lingual aerosol). This product candidate is indicated for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. We have partnered with Par Pharmaceutical Companies, Inc., (Par) who has exclusive rights to market, sell and distribute NitroMist™ in the United States and Canada. On June 1, 2005, we received an approvable letter from the FDA regarding our NDA for NitroMist™. The FDA is not requiring any additional clinical studies for approval, but has requested that we complete certain manufacturing process validation commitments. On April 30, 2006, we submitted the necessary documentation to the FDA for the process validation commitments. On May 26, 2006, we announced that the FDA has accepted our submission regarding our NDA as a complete response and that the FDA indicated a target of early November 2006 for action on the submission. We will receive a milestone payment from Par should final approval from the FDA be obtained. In addition, we will receive royalty payments based upon a percentage of net sales.

•

Zolpidem oral spray. Zolpidem is the active ingredient in Ambien®, the leading hypnotic marketed by Sanofi-Aventis. We are currently targeting a NDA submission for our zolpidem product candidate in the first half of calendar 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

•

Sumatriptan oral spray. Sumatriptan is the active ingredient in Imitrex® which is the largest selling migraine remedy marketed by GlaxoSmithKline (GSK). We are currently targeting a NDA submission for our sumatriptan product candidate in the second half of calendar 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

•

Additional Product Candidates. We have identified a number of additional product candidates for which we have recently commenced preliminary development activities. At least two of those candidates are targeted to the neurology market.

We will also support our partners, as necessary, with the following product candidates and opportunities although we do not expect to devote a significant amount of resources to such activities:

•

Zensana™ (ondansetron oral spray). Ondansetron is the active ingredient in Zofran®, the leading anti-emetic marketed by GSK. Our partner for this product, Hana Biosciences, is overseeing all clinical development and regulatory approval activities for this product in the United States and Canada. Hana Biosciences is planning to submit its NDA in the second quarter of calendar 2006. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences is currently targeting final approval from the FDA and commercial launch in calendar 2007. We will receive milestone payments from Hana Biosciences should the following regulatory events occur: (i) acceptance of the NDA for review by the FDA and (ii) final approval from the FDA. In addition, we will receive royalty payments based upon a percentage of net sales.

•

Propofol oral spray. Propofol is the active ingredient in Diprivan®, the world’s leading intravenous anesthetic marketed by AstraZeneca. We continue to support our partner, Manhattan Pharmaceuticals, who will oversee all clinical development and regulatory approval for this product. Our partner has not provided guidance regarding the clinical and regulatory development plan for this product candidate.

•

Our veterinary initiatives are being carried out largely by our partner, Velcera Pharmaceuticals, Inc. (Velcera). Our partner has not provided guidance regarding the clinical and regulatory development plan for the potential veterinary product candidates.

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

We have adopted the provisions of SFAS 123R effective August 1, 2005 and have selected the Black-Scholes method of valuation for share-based compensation. We have adopted the modified prospective transition method which does not require restatement of prior periods. Instead, it requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and consulting, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. Prior to the adoption of SFAS 123R, we applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, we elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended, which were similar in most respects to SFAS 123R. For the three and nine months ended April 30, 2006, we recorded share-based compensation of approximately $259,000 or $0.01 per share and $864,000 or $0.02 per share, respectively. We will continue to incur share-based compensation charges in future periods. As of April 30, 2006, unamortized stock-based compensation expenses of approximately $2.7 million remain to be recognized over a weighted-average period of 2.4 years. For the three and nine months ended April 30, 2005, the pro forma effect on our net loss and net loss per share as if we had adopted the fair value-based method of accounting for stock-based compensation under SFAS 123 was $217,000 or $0.01 per share and $585,000 or $0.01 per share, respectively.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 2006 AND 2005

License fees and milestone fees earned from related parties for the nine months ended April 30, 2006 were $1,623,000, as compared to $151,000 for the nine months ended April 30, 2005. The increase is primarily due to milestone payments received in connection with our license and development agreement with Hana Biosciences.

Consulting revenues from related parties of $227,000 for the nine months ended April 30, 2006 remained relatively flat as compared to $193,000 for the nine months ended April 30, 2005.

Research and development expenses for the nine months ended April 30, 2006 were $3,957,000, as compared to $2,270,000 for the nine months ended April 30, 2005. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the nine months ended April 30, 2006 and 2005.

	2006	2005
NitroMist™	$927,000	$30,000
Zolpidem	554,000	99,000
Sumatriptan	339,000	118,000
Zensana™	221,000	115,000
Propofol	—	—
Alprazolam	—	147,000
Additional product candidates	16,000	—
Other research and development costs	631,000	223,000
Internal costs	1,269,000	1,538,000
Total research and development expenses	$3,957,000	$2,270,000

In the preceding table, research and development expenses are set forth in the following categories:

•

NitroMist™, Zolpidem, and Sumatriptan - third-party direct project expenses relating to the development of the respective product candidates. We expect to devote the majority of our research and development resources to our Zolpidem and Sumatriptan product candidates and expect that costs associated with these product candidates should increase in future periods;

•

Zensana™ and Propofol - third-party direct project expenses relating to the development of Zensana™. As our partners, Hana Biosciences and Manhattan Pharmaceuticals are overseeing all clinical development and regulatory approval activities for these product candidates, we do not expect to devote a significant amount of resources to these product candidates;

•

Alprazolam – third-party direct project expenses relating to the development of our alprazolam oral spray product candidate. We have determined that, in order to devote sufficient resources to other product candidates, it is appropriate to defer further efforts on alprazolam;

•

Additional product candidates – third-party direct project expenses relating to the development of other product candidates which are in the early stage of development. We expect to devote the majority of our research and development resources to these product candidates and expect that costs associated with these product candidates should increase in future periods;

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the nine months ended April 30, 2006 increased primarily as a result of the following items:

•	$897,000 increase related to process validation and method transfer activities for our NitroMist™ product candidate;

•	$455,000 increase primarily related to product development costs for our Zolpidem product candidate; and

•	$408,000 increase related to other research and development costs primarily as a result of higher lab supplies expense.

Consulting, selling, general and administrative expenses for the nine months ended April 30, 2006 were $5,776,000 as compared to $5,812,000 for the nine months ended April 30, 2005. Consulting, selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The slight decrease in consulting, selling, general and administrative costs is primarily related to the following items:

•	$749,000 non-cash charge in the nine months ended April 30, 2006 for stock-compensation expense;

•	$433,000 decrease in outside legal costs;

•	$307,000 decrease attributable to a non-cash charge recorded in the nine months ended April 30, 2005 for restricted shares of our common stock awarded to a consultant; and

•	The remaining decrease, net of individually offsetting items of lesser significance, is primarily attributable to lower consultants’ expenses.

Primarily as a result of the factors described above, total costs and expenses for the nine months ended April 30, 2006 were $9,733,000 as compared to $8,082,000 for the nine months ended April 30, 2005.

Interest income for the nine months ended April 30, 2006 was $92,000 as compared to $49,000 for nine months ended April 30, 2005 due to a general increase in interest rates.

Income tax benefit for the nine months ended April 30, 2006 was $256,000 as compared to $241,000 for the nine months ended April 30, 2005.

The resulting net loss for the nine months ended April 30, 2006 was $7,535,000 as compared to $7,448,000 for the nine months ended April 30, 2005.

THREE MONTHS ENDED APRIL 30, 2006 AND 2005

License fees and milestone fees earned from related parties for the three months ended April 30, 2006 were $1,041,000 as compared to $91,000 for the three months ended April 30, 2005. The increase is primarily due to a milestone payment received in connection with our license and development agreement with Hana Biosciences.

Consulting revenues from related parties for the three months ended April 30, 2006 were $118,000 as compared to $11,000 for the three months ended April 30, 2005. The increase is due to an increase in the level of work performed for Velcera.

Research and development expenses for the three months ended April 30, 2006 were $1,571,000, as compared to $851,000 for the three months ended April 30, 2005. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the three months ended April 30, 2006 and 2005.

	2006	2005
NitroMist™	$481,000	$30,000
Zolpidem	174,000	33,000
Sumatriptan	221,000	65,000
Zensana™	—	76,000
Propofol	—	—
Alprazolam	—	73,000
Additional product candidates	16,000	—
Other research and development costs	284,000	45,000
Internal costs	395,000	529,000
Total research and development expenses	$1,571,000	$851,000

In the preceding table, research and development expenses are set forth in the following categories:

•

NitroMist™, Zolpidem, and Sumatriptan - third-party direct project expenses relating to the development of the respective product candidates. We expect to devote the majority of our research and development resources our Zolpidem and Sumatriptan product candidates and expect that costs associated with these product candidates should increase in future periods;

•

Zensana™ and Propofol - third-party direct project expenses relating to the development of Zensana™. As our partners, Hana Biosciences and Manhattan Pharmaceuticals are overseeing all clinical development and regulatory approval activities for these product candidates, we do not expect to devote a significant amount of resources to these product candidates;

•

Alprazolam – third-party direct project expenses relating to the development of our alprazolam oral spray product candidate. We have determined that, in order to devote sufficient resources to other product candidates, it is appropriate to defer further efforts on alprazolam;

•

Additional product candidates – third-party direct project expenses relating to the development of other product candidates which are in the early stage of development. We expect to devote the majority of our research and development resources to these product candidates and expect that costs associated with these product candidates should increase in future periods;

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the three months ended April 30, 2006 increased primarily as a result of the following items:

•	$451,000 increase related to process validation and method transfer activities for our NitroMist™ product candidate;

•	$141,000 increase primarily related to product development costs for our Zolpidem product candidate;

•	$156,000 increase primarily related to product development costs for our Sumatriptan product candidate; and

•	$239,000 increase related to other research and development costs as a result of higher lab supplies and consultants expense.

Consulting, selling, general and administrative expenses for the three months ended April 30, 2006 were $1,736,000, as compared $1,907,000 for the three months ended April 30, 2005. Consulting, selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in consulting, selling, general and administrative expenses is primarily attributable to the following partially offsetting items:

•	$281,000 decrease in outside legal costs;

•	$204,000 non-cash charge in the three months ended April 30, 2006 for stock-compensation expense; and

•	The remaining decrease, net of individually offsetting items of lesser significance, is primarily attributable to lower consultants’ expenses.

Primarily as a result of the factors described above, total costs and expenses for the three months ended April 30, 2006 were $3,307,000 as compared to $2,758,000 for the three months ended April 30, 2005.

Interest income for the three months ended April 30, 2006 was $19,000 as compared to $14,000 for the three months ended April 30, 2005 due to a general increase in interest rates.

The resulting net loss for the three months ended April 30, 2006 was $2,129,000 as compared to $2,642,000 for the three months ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and a public offering of its securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit at April 30, 2006 of $41,926,000. At April 30, 2006, we had working capital of approximately $11,932,000 as compared to working capital of $6,781,000 at July 31, 2005, representing a net increase in working capital of approximately $5,151,000. As explained further below, such increase is primarily attributable to a net increase in cash and short-term investments, an increase in investment in marketable equity security available for sale, and a decrease in accounts payable. In April 2006, we successfully closed an offering of our common stock and warrants to purchase shares of our common stock, the April 2006 Private Placement. The April 2006 Private Placement involved the sale of 8,092,796 shares of common stock and warrants to purchase 2,427,839 shares of common stock. We have received proceeds, net of offering costs, of approximately $10,634,000. Such net proceeds reflect offering costs incurred through April 30, 2006. The Company will incur additional offering costs which will reduce the amount of net proceeds. In May 2005, we successfully closed an offering of our common stock and warrants to purchase shares of our common stock, the May 2005 Private Placement. The May 2005 Private Placement involved the sale of approximately 6,733,024 shares of common stock, and warrants to purchase 2,356,559 shares of common stock. We received proceeds, net of offering costs, of approximately $6,309,000.

Net cash used in operating activities was approximately $6,866,000 for the nine months ended April 30, 2006, as compared to $4,242,000 for the nine months ended April 30, 2005. Net cash used in operating activities were significantly affected by the net loss of $7,535,000 in the nine months ended April 30, 2006 and $7,448,000 in the nine months ended April 30, 2005, partially offset by an increase in deferred revenue in the nine months ended April 30, 2005 of $2,014,000. This increase in deferred revenue was attributable to payments received by us from our licensees, which payments are being amortized over the remaining terms of the agreements with the licensees. The following other significant items also impacted net cash used in operating activities in the nine months ended April 30, 2006 and 2005:

•

$814,000 decrease in accounts payable in the nine months ended April 30, 2006 primarily due to the payment of invoices included in accounts payable at July 31, 2005 related to the manufacturing and process development of our nitroglycerin product candidate, NitroMist™

•	$864,000 non-cash charge in the nine months ended April 30, 2006 to record stock-compensation expense pursuant to SFAS 123R; and

•	$307,000 non-cash charge recorded in the nine months ended April 30, 2005 for restricted shares of our common stock awarded to a consultant.

In the nine months ended April 30, 2006, $3,333,000 was provided by investing activities, principally from the maturities of short-term investments, net of purchases of short-term investments. In the nine months ended April 30, 2005, $2,574,000 was provided by investing activities which related to $8,957,000 of maturities of short-term and long-term investments, $4,280,000 of purchases of short-term and long-term investments, and $2,103,000 of capital expenditures. Capital expenditures for the nine months ended April 30, 2005 consisted primarily of leasehold improvements for our new laboratory facility and manufacturing equipment at INyX for the manufacture of our NitroMist™ product candidate.

Cash provided by financing activities was approximately $10,766,000 in the nine months ended April 30, 2006, as compared to $774,000 in the nine months ended April 30, 2005. The increase is primarily due to the nine months ended April 30, 2006 including $10,634,000 in net proceeds relating to the April 2006 Private Placement. Such increase was partially offset by $636,000 of proceeds received from the shares of common stock issued to Hana Biosciences in the nine months ended April 30, 2005.

Until and unless our operations generate significant revenues, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and/or obtaining additional financing. The most likely sources of financing include private placements of its equity or debt securities or bridge loans to us from third party lenders. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. On April 19, 2006, we completed an equity financing in which we received gross proceeds of $11.8 million and approximate net proceeds of $10.6 million. Such net proceeds reflect offering costs incurred through April 30, 2006. We will incur additional offering costs which will reduce the amount of net proceeds. Although we expect to have sufficient cash to fund our operations through the end of fiscal 2007, we would have to significantly reduce the pace of our ongoing development of our priority product candidates unless we can obtain additional working capital. Given the current and desired pace of product development of our priority product candidates, we estimate that we could need to raise additional capital during fiscal year 2007 in order to fully fund our development activities through July 31, 2007. This could include the securing of funds through new partnerships and/or the sale of our common stock or other securities, in order to fund our research and development activities. There can be no assurance that such capital will be available to us on favorable terms or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to successfully obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Rules and Forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of April 30, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of April 30, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the three months ended April 30, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2005, the Company granted 160,000 restricted common shares to a consultant as consideration for services to be rendered in the future by the consultant. In February 2006, the Company was approached by the consultant’s attorney with a request to lift the restriction on the stock certificate. The Company declined to lift that restriction pursuant to Rule 144(d)(1) of the General Rules and Regulations promulgated under the Securities Act of 1933, as the one-year period for holding that restriction did not begin until December 2005, the date the consultant’s services ended. The consultant’s attorney threatened litigation to have such restriction lifted. The Company subsequently agreed that the one-year period began in January 2005, and therefore lifted the restriction on May 16, 2006. The Company does not anticipate the litigation to proceed.

Lawrence J. Kessel, a former director who was not nominated by the Nominating and Corporate Governance Committee of the Board of the Directors to stand for re-election to the Board of Directors in January 2006, has alleged that in order to induce him not to stand for re-election to the Board of Directors, the Company promised to pay him compensation as a director and compensate him for options he lost by virtue of the end of his tenure on the Board of Directors.  The Company denies these allegations.  Dr. Kessel has threatened litigation.  The Company believes his claims are without merit and intends to vigorously defend any such litigation brought by Dr. Kessel. Although the Company does not believe this matter to be material, at this time no determination can be made about the ultimate costs to the Company, if any.

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

WE ARE A PRE-COMMERCIALIZATION COMPANY, HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM THE SALE OF PRODUCTS TO DATE.

We are a pre-commercialization specialty pharmaceutical company. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products and do not expect to receive such revenue in the near future. We have no material licensing or royalty revenue or products ready for sale or licensing in the marketplace. This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain FDA approval and achieve market acceptance of our proposed products and respond to competition. The filing of an NDA with the FDA is an important step in the approval process in the United States. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted.

We cannot be certain as to when to anticipate commercializing and marketing any of our proposed products in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future.

We had an accumulated deficit as of April 30, 2006 of approximately $41.9 million. We incurred losses in each of our last nine fiscal years, including a net loss of approximately $9.5 million for the fiscal year ended July 31, 2005, and a net loss of $7.5 million for the nine months ended April 30, 2006. Because we increased our product development activities, we anticipate that we will incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products.

WE WILL REQUIRE SIGNIFICANT CAPITAL FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION

The research, development, testing and approval of our proposed products involve significant expenditures, and, accordingly, we require significant capital to fund such expenditures. Due to our small revenue base, low level of working capital and, until recently, our relative inability to increase the number of development agreements with pharmaceutical companies, we have been unable to pursue aggressively our product development strategy. Until and unless the Company’s operations generate significant revenues, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and/or obtaining additional financing. The most likely sources of financing include private placements of its equity or debt securities or bridge loans to the Company from third party lenders. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. On April 19, 2006, we completed an equity financing in which we received gross proceeds of $11.8 million and approximate net proceeds of $10.6 million. Such net proceeds reflect offering costs incurred through April 30, 2006. The Company will incur additional offering costs which will reduce the amount of net proceeds. Although we expect to have sufficient cash to fund our operations through the end of fiscal 2007, we would have to significantly reduce the pace of our ongoing development of our priority product candidates unless we can obtain additional working capital. Given the current and desired pace of product development of our priority product candidates, we estimate that we will need to raise additional capital during fiscal year 2007 in order to fully fund our development activities through July 31, 2007. This could include the securing of funds through new partnerships and/or the sale of our common stock or other securities, in order to fund our research and development activities. There can be no assurance that such capital will be available to us on favorable terms or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to successfully obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

OUR ADDITIONAL FINANCING REQUIREMENTS COULD RESULT IN DILUTION TO EXISTING STOCKHOLDERS.

The additional financings we require may be obtained through one or more transactions which effectively dilute the ownership interests of our stockholders. Further, we may not be able to secure such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue a total of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. See “Risk Factors – Additional Authorized Shares of Common Stock and Preferred Stock Available for Issuance May Adversely Affect the Market” for a description of certain rights of Paramount BioCapital Inc. (“Paramount”) that may negatively impact our ability to raise additional capital.

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

We filed an NDA for our nitroglycerin lingual spray, NitroMist™, on June 21, 2004, which was accepted for filing by the FDA on September 29, 2004. We received a Prescription Drug User Fee Act (“PDUFA”) date of June 4, 2005, for NitroMist™, and received an approvable letter from the FDA on June 1, 2005. In the June 1, 2005 letter, the FDA requested that we complete certain manufacturing process validation commitments. On April 30, 2006, we submitted the necessary documentation to the FDA for the process validation commitments. On May 26, 2006, we announced that the FDA has accepted our submission regarding our NDA as a complete response and that the FDA indicated a target of early November 2006 for action on the submission. NitroMist™ is a trademark of Par Pharmaceuticals, Inc.

Our partner in North America, Hana Biosciences, for our ondansetron oral spray product candidate is overseeing all clinical development and regulatory approval activities. Hana Biosciences is planning to submit its NDA in the second quarter of calendar 2006. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences is currently targeting final approval from the FDA and commercial launch in calendar 2007.

We completed pharmacokinetic studies of our certain product candidates during late calendar year 2004 and early calendar year 2005. These products are oral spray formulations of ondansetron, sumatriptan, propofol and zolpidem. The goal of these pilot pharmacokinetic studies is to determine whether or not a specific oral spray can achieve therapeutic blood levels of an active ingredient via administration through the oral mucosa. If blood levels are not achieved, it could result in the need to reformulate the oral spray and/or to terminate work on a specific compound which would have a material adverse effect on our operations.

We have also completed pilot pharmacokinetic studies for two antihistamine oral sprays (loratadine and clemastine), an estradiol oral spray, an alprazolam oral spray and a progesterone oral spray. In addition, we completed phase 2 clinical trials for the clemastine oral spray. However, additional development work on these product candidates has been put on hold.

Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. In addition, companies may be unable to enroll patients quickly enough to meet expectations for completing clinical trials. The timing and completion of current and planned clinical trials of our product candidates depend on, among other factors, the rate at which patients are enrolled, which is a function of many factors, including:

•	the number of clinical sites;
•	the size of the patient population;
•	the proximity of patients to the clinical sites;
•	the eligibility criteria for the study;
•	the existence of competing clinical trials; and
•	the existence of alternative available products.

Delays in patient enrollment in clinical trials may occur, which would likely result in increased costs, program delays or both.

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

Lindsay A. Rosenwald, M.D., a significant stockholder, directly and indirectly, of us, is the Chairman and sole shareholder of Paramount BioCapital Inc. In the regular course of its business and the business of its affiliates, and outside of its arrangement with us, Paramount and/or its affiliates identify, evaluate and pursue investment opportunities in biomedical and pharmaceutical products, technologies and companies. Dr. Rosenwald beneficially owns approximately 16% of our outstanding common stock (assuming exercise of certain warrants beneficially owned by Dr. Rosenwald). As such, Dr. Rosenwald and Paramount may be deemed to be our affiliates. Dr. Rosenwald has the ability to designate an individual to serve on our Board of Directors (“Board”) and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the AMEX, Mr. Lobell is not deemed to be an independent director. Dr. Rosenwald and Paramount may also be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera Pharmaceuticals and Hana Biosciences. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable in an arms length transaction from a person who is not an affiliate. Nevertheless, neither Dr. Rosenwald nor Paramount, nor their affiliates, are obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and we do not expect and our stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by Dr. Rosenwald nor Paramount, or their affiliates, in the future will be made available to us. In addition, certain of our current officers and directors or any officers or directors hereafter appointed by us may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. Such other companies may have interests in conflict with our interests.

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of, and obtaining regulatory approvals for, our proposed products. We anticipate that marketing activities for our proprietary products, whether by us or one or more of our licensees, if any, will not begin until the second half of calendar 2006 or the first half of calendar 2007 at the earliest. Accordingly, it is not anticipated that we will generate any revenues from royalties or sales of proprietary products until regulatory approvals are obtained and marketing activities begin. Any one or more of our proposed proprietary products may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables. The failure or the delay of any one or more of our proposed products to achieve commercial viability would have a material adverse effect on us.

WE HAVE NOT COMPLETED PRODUCT DEVELOPMENT.

We have not completed the development of our proposed products and we will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such products must be obtained before the proposed products will become available for commercial sale. We do not anticipate generating material revenue from product sales until perhaps the second half of calendar 2006 or the first half of calendar 2007 at the earliest. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. We may not be able to successfully develop any one or more of our proposed products or develop such proposed products on a timely basis. Further, such proposed products may not be commercially accepted if developed. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of any proposed product, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our business and operations.

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

WE ARE DEPENDENT ON OUR SUPPLIERS.

We believe that the active ingredients used in the manufacture of our proposed pharmaceutical products are presently available from numerous suppliers located in the United States, Europe, India and Japan. We believe that certain raw materials, including inactive ingredients, are available from a limited number of suppliers and that certain packaging materials intended for use in connection with our spray products currently are available only from sole source suppliers. Although we do not believe we will encounter difficulties in obtaining the inactive ingredients or packaging materials necessary for the manufacture of our proposed products, we may not be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such materials. We have a written supply agreement with Dynamit Nobel for certain raw materials for our nitroglycerin lingual spray and a written supply agreement in place with INyX USA, Ltd., who intends to manufacture our nitroglycerin lingual spray in its Manatee, Puerto Rico facility. With respect to other suppliers, we operate primarily on a purchase order basis beyond which there is no contract memorializing our purchasing arrangements. The inability to enter into agreements or otherwise arrange for adequate or timely supplies of principal raw materials and the possible inability to secure alternative sources of raw material supplies, or the failure of Dynamit Nobel or INyX USA, Ltd. to comply with their supply obligations to us, could have a material adverse effect on our ability to arrange for the manufacture of formulated products. In addition, development and regulatory approval of our products are dependent upon our ability to procure active ingredients and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier would be required if active ingredients or such packaging materials were no longer available from the originally specified supplier, which may result in manufacturing delays. If we do not maintain important manufacturing relationships, we may fail to find a replacement manufacturer or to develop our own manufacturing capabilities. If we cannot do so, it could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete any profit margins. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

OUR INTERNAL CONTROLS AND PROCEDURES HAVE BEEN MATERIALLY DEFICIENT.

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

We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

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

We are aware of several companies that are selling or developing oral spray products. First Horizon Pharmaceutical Corporation, headquartered in Alpharetta, Georgia, currently markets Nitrolingual® Pumpspray, a nitroglycerin oral spray which is an “air” propelled dispensing system (our nitroglycerin lingual spray is a “propellant” based dispensing system). Generex Biotechnology Corporation, based in Toronto, Canada, is developing an insulin formulation that is delivered directly into the mouth via its RapidMist™ device. They also state that they have begun research on four specific target molecules for their RapidMist™ delivery system: morphine, fentanyl, heparin and flu vaccine. Generex is listed as the assignee on 15 United States patents. RapidMist™ is a pending trademark of Generex Biotechnology Corporation. There are several other companies that we are aware of that market oral spray products containing vitamins and homeopathic ingredients. GW Pharmaceuticals plc, based in the United Kingdom, has developed a cannabinoid lingual spray called Sativex®. Sativex® was approved by Health Canada in April 2005 for the relief of neuropathic pain in Multiple Sclerosis (MS) and was launched in Canada in June 2005 by Bayer HealthCare, who will exclusively market Sativex® in Canada. Sosei is developing an analgesic to be delivered suborally via a non-pressurized metered dose spray formulation.

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

EXTENSIVE GOVERNMENT REGULATION MAY AFFECT OUR BUSINESS.

The development, manufacture and commercialization of pharmaceutical products is generally subject to extensive regulation by various federal and state governmental entities. The FDA, which is the principal United States regulatory authority over pharmaceutical products, has the power to seize adulterated or misbranded products and unapproved new drugs, to request their recall from the market, to enjoin further manufacture or sale, to publicize certain facts concerning a product and to initiate criminal proceedings. As a result of federal statutes and FDA regulations pursuant to which new pharmaceuticals are required to undergo extensive and rigorous testing, obtaining pre-market regulatory approval requires extensive time and expenditures. Under the Federal Food, Drug, and Cosmetic Act (the “FFDCA”), as amended (21 U.S.C. 301 et. seq.), a new drug may not be commercialized or otherwise distributed in the United States without the prior approval of the FDA or pursuant to an applicable exemption from the FFDCA. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit an NDA, which includes complete reports of pre-clinical, clinical and laboratory studies to prove such product’s safety and efficacy. The NDA process generally requires, before the submission of the NDA, submission of an IND, pursuant to which permission is sought to begin preliminary clinical testing of the new drug. Such clinical trials are required to meet good clinical practices under the FFDCA. An NDA, based on published safety and efficacy studies conducted by others, may also be required to be submitted for a drug product with a previously approved active ingredient if the method of delivery, strength or dosage form is changed. Alternatively, a drug having the same active ingredients as a drug previously approved by the FDA may be eligible to be submitted under an ANDA, which is significantly less stringent than the NDA approval process. While the ANDA process requires a manufacturer to establish bioequivalence to the previously approved drug, it permits the manufacturer to rely on the safety and efficacy studies contained in the NDA for the previously approved drug. We believe that the products we develop in spray dosage form will require the submission of an NDA, which may be based upon published safety and efficacy studies conducted by others, which is referred to as a 505(b)(2) NDA. We estimate that the development of new formulations of pharmaceutical products, including formulation, testing and obtaining FDA approval, generally takes two to three years for the 505(b)(2) NDA process. Our determinations may prove to be inaccurate or pre-marketing approval relating to our proposed products may not be obtained on a timely basis, if at all. The failure by us to obtain necessary regulatory approvals, whether on a timely basis or at all, would have a material adverse effect on our business. The filing of an NDA with the FDA is an important step in the approval process in the United States. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted.

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

We expect to continue to spend significant amounts on the development of our product candidates and we expect our costs to increase as we continue to develop and ultimately commercialize our product candidates. Over the next fiscal year, we expect to devote the majority of our internal research and development resources to the following product candidates:

•

NitroMist™ (nitroglycerin lingual aerosol). This product candidate is indicated for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. We have partnered with Par Pharmaceutical Companies, Inc., (Par) who has exclusive rights to market, sell and distribute NitroMist™ in the United States and Canada. On June 1, 2005, we received an approvable letter from the FDA regarding our NDA for NitroMist™. The FDA requested that we complete certain manufacturing process validation commitments. On April 30, 2006, we submitted the necessary documentation to the FDA for the process validation commitments. On May 26, 2006, we announced that the FDA has accepted our submission regarding our NDA as a complete response and that the FDA indicated a target of early November 2006 for action on the submission. We will receive a milestone payment from Par should final approval from the FDA be obtained. In addition, we will receive royalty payments based upon a percentage of net sales.

•

Zolpidem oral spray. Zolpidem is the active ingredient in Ambien®, the leading hypnotic marketed by Sanofi-Aventis. We are currently targeting a NDA submission for our zolpidem product candidate in the first half of calendar 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

•

Sumatriptan oral spray. Sumatriptan is the active ingredient in Imitrex® which is the largest selling migraine remedy marketed by GlaxoSmithKline (GSK). We are currently targeting a NDA submission for our sumatriptan product candidate in the second half of calendar 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

•	Additional Product Candidates. We have identified a number of additional product candidates for which we have recently commenced preliminary development activities.

We will also support our partners, as necessary, with the following product candidates and opportunities although we do not expect to devote a significant amount of resources to such activities:

•

Zensana™ (ondansetron oral spray). Ondansetron is the active ingredient in Zofran®, the leading anti-emetic marketed by GSK. Our partner for this product, Hana Biosciences, is overseeing all clinical development and regulatory approval activities for this product in the United States and Canada. Hana Biosciences is planning to submit its NDA in the second quarter of calendar 2006. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences is currently targeting final approval from the FDA and commercial launch in calendar 2007. We will receive milestone payments from Hana Biosciences should the following regulatory events occur: (i) acceptance of the NDA for review by the FDA and (ii) final approval from the FDA. In addition, we will receive royalty payments based upon a percentage of net sales.

•

Propofol oral spray. Propofol is the active ingredient in Diprivan®, the world’s leading intravenous anesthetic marketed by Astra Zeneca. We continue to support our partner, Manhattan Pharmaceuticals, who will oversee all clinical development and regulatory approval for this product. Our partner has not provided guidance regarding the clinical and regulatory development plan for this product candidate.

•

Our veterinary initiatives are being carried out largely by our partner, Velcera Pharmaceuticals, Inc. (Velcera). Our partner has not provided guidance regarding the clinical and regulatory development plan for the potential veterinary product candidates.

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

We seek patent protection for our technology so as to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend in part on our ability and that of parties from whom we license technology to:

•	defend our patents and otherwise prevent others from infringing on our proprietary rights;
•	protect our trade secrets; and
•	operate without infringing upon the proprietary rights of others, both in the United States and in other countries.

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

EVEN IF WE OBTAIN PATENTS TO PROTECT OUR PRODUCTS, THOSE PATENTS MAY NOT BE SUFFICIENTLY BROAD AND OTHERS COULD COMPETE WITH US.

We, and the parties licensing technologies to us, have filed various United States and foreign patent applications with respect to the products and technologies under our development, and the United States Patent and Trademark Office and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. We currently have seven patents issued in the United States and eight patents issued outside of the United States. In addition, we have approximately 120 patents pending worldwide. Our pending patent applications, those we may file in the future and those we may license from third parties may not result in the United States Patent and Trademark Office or any foreign patent office issuing patents. Also, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the United States Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against competitors.

Furthermore, the life of our patents is limited. Such patents, which include relevant foreign patents, expire on various dates. We have filed, and when possible and appropriate, will file, other patent applications with respect to our products and processes in the United States and in foreign countries. We may not be able to develop additional products or processes that will be patentable or additional patents may not be issued to us. See also “Risk Factors - If we cannot meet requirements under our license agreements, we could lose the rights to our products.”

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

WE RELY ON CONFIDENTIALITY AGREEMENTS THAT COULD BE BREACHED AND MAY BE DIFFICULT TO ENFORCE.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our consultants, advisors and research collaborators, to the extent that they apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we will rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

•	they will breach these agreements;
•

any agreements we obtain will not provide adequate remedies for this type of breach or that our trade secrets or proprietary know-how will otherwise become known or competitors will independently develop similar technology; and

•	our competitors will independently discover our proprietary information and trade secrets.

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

On October 20, 2005, we announced that Dr. Henry Kwan would no longer serve as Head of Pharmaceutical Sciences.

On November 22, 2005, we announced that Board of Directors member, and non-executive Chairman of the Board, Mr. Robert G. Savage announced his intention not to stand for re-election to our board at the Company's 2006 annual meeting of stockholders. Mr. Savage served as a director of the Company since 2004 and as our non-executive Chairman of the Board since September 2, 2005.

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

In our annual proxy statement, we announced that Dr. Lawrence J. Kessel was not being nominated to stand for re-election to our Board at the Company’s 2006 annual stockholders’ meeting. Dr. Kessel served as a director since March 2003.

On January 17, 2006, we announced the election of Mr. Steven B. Ratoff as a member of our Board of Directors.

On April 28, 2006, we announced that Ms. Jean Frydman will no longer serve as Vice President, General Counsel and Corporate Secretary.

Our future success also will depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional personnel, including scientific, development and manufacturing staff.

WE ARE CONTROLLED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. Management and our affiliates currently beneficially own (including shares they have the right to acquire) greater than 30% of the common stock on a fully-diluted basis. Specifically, Dr. Rosenwald has the ability to exert significant influence over the election of the Board and other matters submitted to our stockholders for approval. Dr. Rosenwald has the ability to designate an individual to serve on our Board of Directors (“Board”) and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the AMEX, Mr. Lobell is not deemed to be an independent director. Such positions may discourage or prevent any proposed takeover of NovaDel, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices. Our directors, executive officers and principal stockholders may influence corporate actions, including influencing elections of directors and significant corporate events.

THE MARKET PRICE OF OUR STOCK AND OUR EARNINGS MAY BE ADVERSELY AFFECTED BY MARKET VOLATILITY.

The market price of the common stock, like that of many other development stage pharmaceutical or biotechnology companies, has been and is likely to continue to be volatile. In addition to general economic, political and market conditions, the price and trading volume of the common stock could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;
•	adverse reactions to products;
•

governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency concerns regarding the safety or effectiveness of our products;

•	changes in the United States or foreign regulatory policy during the period of product development;
•	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
•	conditions and trends in the pharmaceutical and other industries;
•	new accounting standards; and
•	the occurrence of any of the risks set forth in these Risk Factors.

Our common stock has been listed for quotation on the AMEX since May 11, 2004. Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the 12-month period ended April 30, 2006, the closing price of our common stock has ranged from $1.09 to $1.90. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ended April 30, 2006, the average daily trading volume in our common stock was approximately 69,203 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 100,000,000 shares of common stock. As of June 1, 2006, there were 48,968,868 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of June 1, 2006, we had outstanding stock options and warrants to purchase approximately 30.7 million shares of common stock, the exercise price of which range between $0.46 per share to $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

The following table provides an overview of the Company’s stock options and corresponding plans:

Plan	Shares Authorized	Options Outstanding at June 1, 2006	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	80,000	—	Plan Closed
1997 Stock Option Plan	500,000	100,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	2,595,000	510,000	—
2006 Equity Incentive Plan	6,000,000	450,000	5,550,000	—
Non-Plan	n/a	5,078,000	—	—

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

In April 2006, we sold securities in a private placement transaction resulting in the issuance of 8,092,796 shares of our common stock, and warrants to purchase 2,896,167 shares of our common stock. The sale of the shares of common stock and warrants resulted in gross proceeds to us of approximately $11.8 million. In May 2005, we sold securities in a private placement transaction resulting in the issuance of 6,733,024 shares of our common stock, and certain warrants to purchase 2,693,209 shares of our common stock. The sales of the shares of common stock and warrants resulted in gross proceeds to the Company of $7.1 million, prior to offering expenses. The resale of our common stock and the exercise of the warrants described immediately above in this risk factor are subject to currently effective registration statements filed by us on Form S-3. There can be no assurance as to the prices at which our common stock will trade in the future, although they may continue to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	The depth and liquidity of the markets for our common stock
•	Investor perception of us and the industry in which we participate
•	General economic and market conditions

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

WE MAY BE OBLIGATED, UNDER CERTAIN CIRCUMSTANCES, TO PAY LIQUIDATED DAMAGES TO HOLDERS OF OUR COMMON STOCK.

We have entered into agreements with the holders of our common stock that requires us to continuously maintain as effective, a registration statement covering the underlying shares of common stock. Such registration statements were declared effective on July 28, 2005 and May 30, 2006 and must continuously remain effective for a specified term. If we fail to continuously maintain such a registration statement as effective throughout the specified term, we may be subject to liability to pay liquidated damages.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 19, 2006, we completed a private placement to certain institutional and accredited investors of an aggregate of 8,092,796 shares of our common stock, at a purchase price of $1.45 per share, and warrants to purchase up to approximately 2,427,839 shares of common stock, which will not be exercisable until the six (6) month anniversary of the date of issuance and shall expire five (5) years from the date they become exercisable, at an exercise price of $1.60 per share pursuant to a certain securities purchase agreement. Our affiliates investing in this offering purchased shares of common stock at $1.58 per share, which is the last closing sale price of our common stock on the day immediately prior to the execution of the securities purchase agreement. We received gross proceeds equal to $11,773,962.70. In addition, we entered into a registration rights agreement with these purchasers.  The registration rights agreement requires us to file a registration statement on Form S-3 within 30 days of the closing date, and to have such registration statement declared effective within 90 days of the closing date, to register the securities acquired by the purchasers in the private placement.  If we fail to file a registration statement or have such registration statement declared effective by those dates, we are required to pay to each purchaser 1.0% of the aggregate purchase price paid by such purchaser.  We intend to use the proceeds from this private placement to fund our research and development efforts as well as for general working capital.

Griffin Securities, Inc. (Griffin) and Paramount BioCapital, Inc. (Paramount) have acted as the placement agents for this private placement.  Griffin and Paramount shall be paid an aggregate fee for acting as placement agents of cash equal to 7% of the proceeds from the sale of the common stock, or $792,400, and warrants equal to 6% of the shares of common stock purchased, subject to certain exclusions, or warrants to purchase 468,329 shares. Such warrants will have the same terms as those issued to the investors.

We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.  Each of the recipients was an accredited investor, acquired the securities for investment purposes only and not with a view to distribution and had adequate information about us. Additionally, the registration statement we filed covering the resale of the securities, as required under the registration rights agreement, was declared effective by the Securities and Exchange Commission on May 26, 2006.

Certain of our outstanding warrants to purchase shares of our common stock are entitled to adjustments to the exercise price of such warrants, and in certain cases adjustment to the amount of shares issuable upon exercise of such warrants, in the event that we issue shares of common stock or securities convertible into common stock, in each case, for a price per share or entitling the holders thereof to purchase common stock at a price per share, that is less than the then current market price of our common stock, but not below the current per share exercise price of such warrants. Certain of such warrant holders are entitled to have the shares of our common stock underlying such warrants to be registered for resale. As a result of our private placement consummated in April 2006, and the anti-dilution provisions of certain warrants described above, we were required to adjust such warrants to be exercisable for an additional aggregate amount of 8,000 shares of our common stock. As of April 30, 2006, 30.7 million shares of our common stock is issuable upon exercise of options and warrants outstanding, including such anti-dilution adjusted warrants described above.

Certain holders of our common stock, and warrants to purchase our common stock, listed as selling stockholders in our currently effective registration statements on Form SB-2 (SEC File Nos. 333-86262, 333-107122 and 333-112852), are entitled to cause us to register for resale certain shares owned by or issuable to the selling stockholders in the event that such registration statements are unavailable to the selling stockholders to sell all of the registrable shares.

ITEM 5. OTHER INFORMATION

As disclosed in our Current Report on Form 8-K filed on April 28, 2006 with the Securities and Exchange Commission, effective April 30, 2006, Ms. Jean Frydman would no longer serve as our Vice President, General Counsel and Corporate Secretary. On June 6, 2006, the Employment Agreement, as amended, between us and Ms. Frydman, (Employment Agreement), was terminated in connection with Ms. Frydman entering into an agreement with the Company (Settlement/Release Agreement).

The Settlement/Release Agreement will provide Ms. Frydman with severance payments of approximately $120,000 over a six-month period, paid on a bi-weekly basis. The Employment Agreement was scheduled to expire on May 17, 2007.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

4.1	Form of Warrant issued to certain accredited investors and placement agents	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006.

10.1	Form of Securities Purchase Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto)	Incorporated by referenced to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006.

10.2	Form of Registration Rights Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006.

10.3	Placement Agent Agreement, dated March 15, 2006, by and between the Company, Griffin Securities, Inc. and Paramount BioCapital, Inc.	Incorporated be reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on April 20, 2006.

31.1	Certification Pursuant to Rule 13a-14(a)	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)	Filed herewith

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: June 14, 2006	By:	/S/ JAN H. EGBERTS
Jan H. Egberts, M.D.
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: June 14, 2006	By:	/S/ MICHAEL E. SPICER
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

Date: June 14, 2006	By:	/S/ JAN H. EGBERTS
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

Date: June 14, 2006	By:	/S/ MICHAEL E. SPICER
Michael E. Spicer
Principal Financial Officer

Exhibit 32.1

CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(18 U.S.C. 1350)

In connection with the Quarterly Report of NovaDel Pharma Inc., a Delaware corporation (the “Company”), on Form 10-Q for the period ended April 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), Jan H. Egberts, M.D., President and Chief Executive Officer of the Company, and Michael E. Spicer, Principal Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 14, 2006	By:	/s/ JAN H. EGBERTS
Jan H. Egberts, M.D.
Chairman of the Board, President and Chief Executive Officer

Date: June 14, 2006	By:	/s/ MICHAEL E. SPICER
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