Form 10-Q
period 2006-10-31
NOVADEL PHARMA INC
filed 2006-12-14
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 1, 2006, the issuer had 49,366,749 shares of common stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements”, including statements regarding NovaDel Pharma Inc.’s (the “Company,” “we,” “us” or “NovaDel”) expectations, beliefs, intentions or strategies for the future and the Company’s internal controls and procedures and outstanding financial reporting obligations and other accounting issues. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect the Company’s views as of the date they are made with respect to future events and financial performance. In particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, Item 2 of this Quarterly Report includes forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. The Company uses words such as “expect,” “anticipate,” “believe,” “intend” and similar expressions to identify forward-looking statements. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. A number of important risks and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type the Company is developing (independently and through collaborative arrangements); the inherent risks and uncertainties in completing the pilot pharmacokinetic feasibility studies being conducted by the Company; possible changes in the Company’s financial condition; the progress of the Company’s research and development; clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture; timely obtaining sufficient patient enrollment in the Company’s clinical trials; the impact of development of competing therapies and/or technologies by other companies; the Company’s ability to obtain additional required financing to fund its research programs; the Company’s ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with the Company; the progress of the Food and Drug Administration, or FDA, approvals in connection with the conduct of the Company’s clinical trials and the marketing of the Company’s products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; acceptance for filing by the FDA does not mean that a New Drug Application, or NDA, has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted; the risks related to the Company’s internal controls and procedures; and the risks identified under the section entitled “Risk Factors” included as Item 1A in Part II of this Quarterly Report on Form 10-Q and other reports, including this report and other filings filed with the Securities and Exchange Commission from time to time.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVADEL PHARMA INC.

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2006 (UNAUDITED) AND JULY 31, 2006

ASSETS	October 31, 2006 (unaudited)	July 31, 2006
Current Assets:
Cash and cash equivalents	$4,089,000	$5,687,000
Short-term investments	4,485,000	4,451,000
Inventories	344,000	585,000
Investment in marketable equity security available for sale	612,000	560,000
Prepaid expenses and other current assets	479,000	491,000

Total Current Assets	10,009,000	11,774,000
Property and equipment, net	2,690,000	2,704,000
Other assets	359,000	344,000

TOTAL ASSETS	$13,058,000	$14,822,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$898,000	$845,000
Accrued expenses and other current liabilities	1,245,000	1,111,000
Current portion of deferred revenue	162,000	162,000
Current portion of capitalized lease obligations	114,000	82,000
Total Current Liabilities	2,419,000	2,200,000

Non-current portion of deferred revenue	2,471,000	2,512,000
Non-current portion of capitalized lease obligations	127,000	65,000

Total Liabilities	5,017,000	4,777,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 100,000,000 shares, Issued 49,316,749 and 49,123,869 shares at October 31, 2006 and July 31, 2006, respectively	49,000	49,000
Additional paid-in capital	54,870,000	54,417,000
Accumulated deficit	(46,984,000)	(44,475,000)
Accumulated other comprehensive income	112,000	60,000
Less: Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)

Total Stockholders’ Equity	8,041,000	10,045,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,058,000	$14,822,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005

(UNAUDITED)

	2006	2005

License Fees and Milestone Payments Earned from Related Parties	$1,041,000	$41,000

Consulting Revenues from Related Parties	—	109,000

Total Revenues	1,041,000	150,000

Research and Development Expenses	2,164,000	897,000
Consulting, Selling, General and Administrative Expenses	1,492,000	1,871,000

Total Expenses	3,656,000	2,768,000

Loss From Operations	(2,615,000)	(2,618,000)

Interest Income	106,000	43,000

Net Loss	$(2,509,000)	$(2,575,000)

Basic and Diluted Loss Per Common Share	$(.05)	$(.06)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Share	49,213,000	40,606,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2006

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
BALANCE, July 31, 2006	49,123,869	$49,000	$54,417,000	$(44,475,000)	$60,000	$(6,000)	$10,045,000
Share-based compensation expense	—	—	308,000	—	—	—	308,000
Stock issued for options and warrants exercised	192,880	—	145,000	—	—	—	145,000
Comprehensive income (loss):
Unrealized gain on investment in marketable equity security	—	—	—	—	52,000	—	52,000
Net loss	—	—	—	(2,509,000)	—	—	(2,509,000)
Total comprehensive loss	—	—	—	—	—	—	(2,457,000)

BALANCE, October 31, 2006	49,316,749	$49,000	$54,870,000	$(46,984,000)	$112,000	$(6,000)	$8,041,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,509,000)	$(2,575,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	308,000	350,000
Amortization of discount on short-term investments	(34,000)	—
Depreciation and amortization	172,000	103,000
Changes in operating assets and liabilities:
Accounts receivable from related parties	—	(15,000)
Inventories	241,000	6,000
Prepaid expenses and other current assets	12,000	(264,000)
Other assets	(15,000)	—
Accounts payable	53,000	(560,000)
Accrued expenses and other current liabilities	134,000	(105,000)
Deferred revenue	(41,000)	(41,000)
Net cash used in operating activities	(1,679,000)	(3,101,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,000)	(85,000)
Purchases of short-term investments	(200,000)	(1,300,000)
Maturities of short-term investments	200,000	2,448,000
Net cash provided by (used in) investing activities	(45,000)	1,063,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options and warrants exercised	145,000	18,000
Payments of capitalized lease obligations	(19,000)	—
Net cash provided by financing activities	126,000	18,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,598,000)	(2,020,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,687,000	4,680,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,089,000	$2,660,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capitalized lease obligation	$113,000	$—

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

Through October 31, 2006, the Company has entered into strategic license agreements with (i) Hana Biosciences Inc. (“Hana Biosciences”), for the marketing rights in the U.S. and Canada for the Company’s ondansetron oral spray, (ii) Par Pharmaceutical, Inc. (“Par”), for the marketing rights in the U.S. and Canada for the Company’s nitroglycerin oral spray, (iii) Manhattan Pharmaceuticals, Inc. (“Manhattan Pharmaceuticals”), in connection with propofol, and (iv) Velcera Pharmaceuticals, Inc. (“Velcera”), in connection with veterinary applications for currently marketed veterinary drugs.

On November 18, 2004, the Company entered into a manufacturing and supply agreement with INyX USA, Ltd. (“INyX”), whereby INyX manufactures and supplies the Company’s nitroglycerin lingual spray. For a five-year period that began November 18, 2004, INyX is the exclusive provider substantially worldwide of the nitroglycerin lingual spray to the Company.

On June 28, 2006, the Company’s Board of Directors approved a change of the Company’s fiscal year end from July 31 to December 31. Accordingly, the new fiscal year will begin on January 1 and end on December 31, beginning January 1, 2007.

NOTE 2 – BASIS OF PRESENTATION AND LIQUIDITY

The balance sheet at July 31, 2006, the end of the preceding fiscal year, has been derived from the audited balance sheet contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006, and is presented for comparative purposes. All other financial statements are unaudited. The condensed financial statements are presented on the basis of accounting principles generally accepted in the United States of America for interim financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect reported loss, financial position and various disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made in the interim financial statements. Results of operations for interim periods are not necessarily indicative of the operating results to be expected for a full fiscal year.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

The Company has reported a net loss of $2,509,000 and $2,575,000 and negative cash flows from operating activities of $1,679,000 and $3,101,000 for the three months ended October 31, 2006 and 2005, respectively. As of October 31, 2006, the Company had working capital of $7,590,000, cash and cash equivalents of $4,089,000 and short-term investments of $4,485,000. Until and unless the Company’s operations generate significant revenues, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and/or obtaining additional financing. The most likely sources of financing include private placements of its equity or debt securities or bridge loans to the Company from third party lenders, license payments from existing and current and future partners, and royalty payments from sales of approved drugs by partners. The Company can give no assurances that any additional capital that the Company is able to obtain will be sufficient to meet its needs. Although the Company expects to have sufficient cash to fund its operations through July 31, 2007, the Company would have to significantly reduce the pace of its ongoing development of its product candidates unless it can obtain additional working capital. Given the current and desired pace of product development of our product candidates, the Company estimates that it will need to raise additional capital prior to July 31, 2007 in order to fully fund its development activities through July 31, 2007. This could include the securing of funds through new partnerships and/or the sale of our common stock or other securities, in order to fund our research and development activities. There can be no assurance that such capital will be available to the Company on favorable terms or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. The Company may not be able to successfully obtain additional financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, the Company may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability and positive cash flows, if ever.

NOTE 3 – INVENTORIES

Inventories, consisting of raw materials, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

NOTE 4 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include certificates of deposit and money market instruments with original maturities of three months or less when purchased. Investments include short-term investments and an investment in marketable common stock received from a licensee. Short-term investments are carried at amortized cost, which approximates fair market value, and consist of certificates of deposit and U.S. treasury securities with original maturities greater than three months and less than one year.

NOTE 5 – LOSS PER SHARE

LOSS PER SHARE – Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. As of October 31, 2006 and July 31, 2006, there were 30.5 million and 30.7 million common shares, respectively, issuable upon exercise of options and warrants which were excluded from the diluted loss per share computation.

NOTE 6 – STOCK-BASED COMPENSATION

At October 31, 2006, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan and the 2006 Equity Incentive Plan (the “Plans”). On January 17, 2006, the stockholders of the Company, upon the recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock). The amount of shares of common stock originally reserved for issuance under the 2006 Plan was 6.0 million shares. These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant, and vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years. As of October 31, 2006, there were approximately 6.0 million shares available for issuance under the Plans.

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective August 1, 2005 and selected the Black-Scholes method of valuation for share-based compensation. SFAS 123R requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date.

Information with respect to stock option activity for the three months ended October 31, 2006 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at July 31, 2006	8,177	$1.65	—	$—
Grants	—	—	—	—
Exercises	(162)	.75	—	—
Cancellations	(60)	1.56	—	—

Outstanding at October 31, 2006	7,955	$1.67	4.1	$569

Exercisable at October 31, 2006	5,212	$1.73	3.1	$550

In the three months ended October 31, 2006 and 2005, the Company recorded share-based compensation for options using the fair value method required by FAS 123R of approximately $308,000, or $0.01 per share, and $350,000 or $0.01 per share, respectively, which is included in the Company’s net loss for each period. As of October 31, 2006, unamortized stock-based compensation expenses of approximately $2.1 million remain to be recognized over a weighted-average period of 1.9 years. There were no options granted during the three months ended October 31, 2006. For grants during the three months ended October 31, 2005, the Company used the following weighted average assumptions in determining fair value under the Black-Scholes model: expected volatility of 64%; dividend yield of 0%; expected term until exercise of 4 years; and risk-free interest rate of 4.1%. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted during the three months ended October 31, 2005 was $0.87. The total intrinsic value of options exercised during the three months ended October 31, 2006 and 2005 was approximately $78,000 and $23,000, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

License and Development Agreements with Related Parties

In October 2004, the Company entered into a license and development agreement pursuant to which the Company granted to Hana Biosciences an exclusive license to develop and market the Company’s oral spray version of ondansetron in the U.S. and Canada. Pursuant to the terms of the agreement, in exchange for $1,000,000, Hana Biosciences purchased 400,000 shares of the Company’s common stock at a per share price equal to $2.50, a premium of $0.91 per share or $364,000 over the then market value of the Company’s common stock. The Company accounted for this premium as deferred revenue related to the license. In connection with the agreement, Hana Biosciences issued to the Company $500,000 worth of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share). The proceeds received from Hana Biosciences attributable to the premium are included in deferred revenue and are being recognized over the 20-year term of the agreement. The Company may receive additional license fees and royalties over the 20-year term of the agreement. In the three months ended October 31, 2006, the Company received $1,000,000 in milestone payments from Hana Biosciences.

In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and will be recognized in income over the 20-year term of the agreement. In addition, the Company received an equity stake of 529,500 shares of common stock, approximately 15% at the time the shares were issued, in Velcera which did not have a material value. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. During the three months ended October 31, 2006 and 2005, the Company invoiced Velcera approximately $0 and $109,000, respectively, for reimbursable expenses.

In April 2003, the Company entered into a license and development agreement with Manhattan Pharmaceuticals for the worldwide, exclusive rights to the Company’s proprietary oral spray technology to deliver propofol for pre-procedural sedation. The terms of the agreement call for certain license, milestone and other payments, the first $125,000 of which was received in June 2003. In November 2003, the Company received $375,000 from Manhattan Pharmaceuticals for license fees. The Company has included these license fees in deferred revenue and is recognizing these license fees over the 20-year term of the license.

Lindsay A. Rosenwald, M.D., a significant stockholder of the Company, may be deemed to be an affiliate of the Company, Manhattan Pharmaceuticals, Velcera, and Hana Biosciences. Companies affiliated with Dr. Rosenwald have provided financial and other services unrelated to the Company’s agreements with the parties to such agreements from time to time.

Other Related Party Transactions

In November 2005, the Company entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) and a Consulting Agreement (the “Consulting Agreement”) with Gary Shangold, M.D. Dr. Shangold is the former President and Chief Executive Officer of the Company. For the three months ended October 31, 2006, pursuant to the Consulting Agreement, the Company paid Dr. Shangold $75,000.

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

NOTE 8 – INVESTMENT IN EQUITY SECURITY

As explained in Note 7, in October 2004, as part of the license agreement with Hana Biosciences, the Company received $500,000 of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share at the date of the agreement). As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2005 and thereafter as marketable equity securities. At October 31, 2006, the Company has classified the shares as available for sale and is recording changes in their value as part of its comprehensive income. Such shares had a market value of $612,000 at October 31, 2006 and, accordingly, the Company has included its $112,000 unrealized gain in accumulated comprehensive income, a separate component of stockholders’ equity, as of October 31, 2006.

NOTE 9 – SUBSEQUENT EVENTS

On December 5, 2006, the Board of Directors (the “Board”) announced its appointment of Dr. David H. Bergstrom as the Company’s Chief Operating Officer, effective December 4, 2006.

The Company and Dr. Bergstrom entered into an Employment Agreement dated as of December 4, 2006 (the “Employment Agreement”). The Employment Agreement term commenced on December 4, 2006 and will expire on December 3, 2009. In addition, the Company and Dr. Bergstrom entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement both dated as of December 4, 2006 (the “Option Agreements”) pursuant to which the Company granted to Dr. Bergstrom options to purchase 900,000 shares of common stock of the Company and a Restricted Stock Award Agreement granting 100,000 shares of restricted stock of the Company. The material terms of the Employment Agreement and Option Agreements and the Restricted Stock Award Agreement are set forth as follows:

•	Base salary: Pursuant to the Employment Agreement, the Company will pay Dr. Bergstrom a base salary of $300,000 per annum, payable in equal semi-monthly installments.

•

Bonuses: The Company shall pay Dr. Bergstrom a cash bonus of $100,000 for the period commencing on January 1, 2007 and ending on December 31, 2007, such bonus will be paid in January 2008. In the remaining years of the contract, Dr. Bergstrom shall be eligible to receive a bonus equal to 30% (thirty percent) of his base salary provided, however, that such bonus shall be payable only upon the successful achievement of certain performance milestones related to Dr. Bergstrom’s role in the Company, which milestones shall be defined and enumerated by mutual agreement between Dr. Bergstrom and the President and Chief Executive Officer of the Company within the first month of Dr. Bergstrom’s term of employment, and again at the same time in each succeeding year of Dr. Bergstrom’s term of employment with the Company. The amount of bonus paid to Dr. Bergstrom shall be increased or decreased from time to time at the discretion of the Compensation Committee of the Board.

•

Stock Options and Restricted Shares: Pursuant to the Employment Agreement, the Company granted Dr. Bergstrom options to purchase 900,000 shares of common stock of the Company, of which 58,479 shares shall be incentive stock options and 841,521 shares shall be nonqualified stock options. The stock options shall vest upon: (i) 12.5% upon acceptance by the Food & Drug Administration (“FDA”) of our New Drug Application (“NDA”) submission for our product candidate zolpidem; (ii) 12.5% upon FDA acceptance of a NDA submission for our product candidate sumatriptan; (iii) 12.5% upon Board of Directors approval and successful implementation of portfolio plan for next generation compounds; (iv) 12.5% upon CEO approval and successful implementation of organization plan to address issues in analytical, clinical and regulatory; (v) 15% upon completion of a Board of Directors’ approved licensing deal for our product candidate zolpidem; (vi) 15% upon completion of a Board of Directors’ approved licensing deal for our product candidate sumatriptan; and (vii) 20% at the Board of Directors’ discretion upon completion of an approved licensing deal for our product candidates zolpidem or sumatriptan. Such options will expire on December 3, 2016. The exercise price of each option is $1.71.

•

On the first day of employment (December 4, 2006), and as additional compensation for the services to be rendered by Dr. Bergstrom pursuant to the Employment Agreement, the Company granted to Dr. Bergstrom 100,000 shares of restricted stock pursuant to the Company’s 2006 Equity Incentive Plan. The grant price of said 100,000 Restricted Shares is equal to 100% of the Fair Market Value (trading price) on the first date of employment. Such Restricted Shares grant shall contain restrictions that will vest ratably over a three-year period ending on the third anniversary of the grant so that 33,333 shares of the Company’s common stock will vest on the first anniversary of the grant, the second anniversary of the grant, and 33,334 shares of the Company’s common stock will vest on the third anniversary of the grant.

•

Severance: If Dr. Bergstrom’s employment is terminated by the Company prior to the expiration of the term of the Employment Agreement or by Dr. Bergstrom for Good Reason (as defined in the Employment Agreement), Dr. Bergstrom will receive certain severance payments and benefits, which vary depending upon the reason for the termination of the Employment Agreement, and which are fully described in the Employment Agreement. In addition, upon the termination, certain options would vest and certain options would be terminated either at the date of termination of the Employment Agreement or at a later date, varying in both cases, depending upon the reason for the termination, all as fully described in the Employment Agreement, the Option Agreements and the Restricted Stock Award Agreement. If Dr. Bergstrom’s Employment Agreement were to not be renewed at the expiration of the term thereof by the Company, Dr. Bergstrom will receive certain severance payments and benefits, as fully described in the Employment Agreement, and all of his outstanding options would be deemed to be vested and would expire 90 days after the date of nonrenewal.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and result of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report. The discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report, our actual results may differ materially from those anticipated in these forward looking statements.

GENERAL

NovaDel Pharma Inc. is a specialty pharmaceutical company engaged in the development of novel drug delivery systems for prescription and over-the-counter, or OTC, drugs. Our oral spray therapeutics are administered by a novel application drug delivery systems for presently marketed prescription, OTC, and veterinary drugs. This patented and patent-pending delivery system is an oral spray potentially enabling drug absorption through the oral mucosa, increasing the benefits of clinically proven compounds, including more rapid absorption into the bloodstream than presently available oral delivery systems. Our proprietary delivery system potentially enhances and accelerates the onset of the therapeutic benefits within minutes of administration. Our development efforts for our proprietary novel drug delivery system are concentrated on making such system available for drugs that are already available and proven in the marketplace. We believe that our proprietary drug delivery system could offer the following significant advantages: (i) more rapid delivery of drugs to the bloodstream allowing for quicker onset of therapeutic effects compared to conventional oral dosage forms; (ii) increased bioavailability of a drug by avoiding metabolism by the liver; (iii) improved drug safety profile by reducing the required dosage, including possible reduction of side-effects; (iv) improved dosage reliability; (v) allowing medication to be taken without water; (vi) avoiding the need to swallow as is the case with many medications; and (vii) improved patient convenience and compliance. Currently, we have eight patents which have been issued in the U.S. and 53 patents which have been issued outside of the U.S. Additionally, we have over 80 patents pending around the world.

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

On June 28, 2006, our Board of Directors approved a change of our fiscal year end from July 31 to December 31. Accordingly, the new fiscal year will begin on January 1 and end on December 31, beginning January 1, 2007. We have filed our Annual Report on Form 10-K for the period ended July 31, 2006, and we intend to file a transition report on Form 10-K for the period ending December 31, 2006.

Highlights for our fiscal quarter ended October 31, 2006, and additionally through the date of filing for this Quarterly Report on Form 10-Q, include the following product development and business achievements:

•	Filed a new drug application, or NDA, for Zensana™ by our partner, Hana Biosciences, Inc., which was accepted for review by the Food and Drug Administration, or FDA.

•

Added two new central nervous system product candidates to our development pipeline, including tizanidine oral spray potentially for spasticity and ropinirole oral spray potentially for Parkinson’s disease.

•	Appointed Mr. Steven B. Ratoff as Chairman of the Board of Directors effective September 15, 2006 with Dr. Egberts remaining a member of the Board of Directors.

•

Announced positive study results of a pharmacokinetic study of our improved oral spray formulation of sumatriptan, a study which demonstrated that sumatriptan oral spray achieves a statistically significant faster rate of absorption than Imitrex® tablets.

•

Announced positive study results of a pharmacokinetic study of our improved oral spray formulation of zolpidem, a study which demonstrated that zolpidem oral spray achieves a statistically significant faster rate of absorption than Ambien® tablets.

•

Announced that NitroMist™ (Nitroglycerin Lingual Aerosol) has been approved by the FDA for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. NitroMist™ is NovaDel's first product approval utilizing its proprietary oral spray technology.

•	Appointed David H. Bergstrom, Ph.D. as Chief Operating Officer.

Drug development in the U.S. and most countries throughout the world is a process that includes several steps defined by the FDA or comparable regulatory authorities in foreign countries. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit an NDA, which includes complete reports of pre-clinical, clinical and laboratory studies to prove such product’s safety and efficacy. Prior to submission of the NDA, it is necessary to submit an Investigational New Drug, or IND, to obtain permission to begin clinical testing of the new drug. Given that our current product candidates are based on a new technology for formulation and delivery of active pharmaceutical ingredients that have been previously approved and that have been shown to be safe and effective in previous clinical trials, we believe that we will be eligible to submit what is known as a 505(b)(2) NDA. We estimate that the development of new formulations of our pharmaceutical product candidates, including formulation, testing and NDA submission, will take two to three years under the 505(b)(2) NDA process and will require significantly lower investments in direct research and development expenditures than is the case for the discovery and development of new chemical entities. However, our estimates may prove to be inaccurate; or pre-marketing approval relating to our proposed products may not be obtained on a timely basis, if at all, and research and development expenditures may significantly exceed management’s expectations.

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

We expect to continue to spend significant amounts on the development of our product candidates and we expect our costs to increase as we continue to develop and ultimately commercialize our product candidates. Over the next fiscal year, we expect to devote the majority of our research and development resources to the following product candidates:

•

NitroMist™ (nitroglycerin lingual aerosol). This product candidate is indicated for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. We have partnered with Par Pharmaceutical, Inc., or Par, who has exclusive rights to market, sell and distribute NitroMist™ in the U.S. and Canada. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. We are currently in the process of working with Par to finalize the commercialization strategy for this product. Subsequent to October 31, 2006, we received a milestone payment from Par for FDA approval. In addition, we will receive royalty payments based upon a percentage of net sales.

•

Zolpidem Oral Spray. Zolpidem is the active ingredient in Ambien®, the leading hypnotic marketed by Sanofi-Aventis. In October 2006, we announced positive study results of a pharmacokinetic study of our improved oral spray formulation of zolpidem, a study which demonstrated that zolpidem oral spray achieves a statistically significant faster rate of absorption than Ambien® tablets. We are currently targeting a NDA submission for our zolpidem product candidate in the first half of calendar 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

•

Sumatriptan Oral Spray. Sumatriptan is the active ingredient in Imitrex® which is the largest selling migraine remedy marketed by GlaxoSmithKline, or GSK. In October 2006, we announced positive study results of a pharmacokinetic study of our improved oral spray formulation of sumatriptan, a study which demonstrated that sumatriptan oral spray achieves a statistically significant faster rate of absorption than Imitrex® tablets. We are currently targeting a NDA submission for our sumatriptan product candidate in the second half of calendar 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008; however, we will not be able to launch this product candidate until after the expiration of the relevant Imitrex® patents and extensions thereof in February 2009.

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

•

Ropinirole Oral Spray. Ropinirole is indicated for the treatment of the signs and symptoms of idiopathic Parkinson’s disease. Ropinirole oral spray is ideal for the geriatric population who may be suffering from dysphagia (difficulty swallowing); 85% of sufferers of Parkinson’s are 65 years of age or older and it is estimated that approximately 45% of elderly people have some difficulty in swallowing. Our formulation of ropinirole oral spray may represent a more convenient way for the patient or healthcare provider to deliver ropinirole to patients suffering stiffness and/or tremors. We are currently targeting a NDA submission for our ropinirole product candidate in calendar 2008. If this timeline is met, we may obtain final approval from the FDA in calendar 2009.

As discussed above, certain of our product candidates are in early stages of clinical development and some are in preclinical testing. These product candidates are continuously evaluated and assessed and are often subject to changes in formulation and technology. As a result, these product candidates are subject to a more difficult, time-consuming and expensive regulatory path in order to commence and complete the preclinical and clinical testing of these product candidates as compared to other product candidates in later stages of development.

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

•

Propofol Oral Spray. Propofol is the active ingredient in Diprivan®, an anesthetic marketed by AstraZeneca. We continue to support our partner, Manhattan Pharmaceuticals, Inc., or Manhattan Pharmaceuticals, who will oversee all clinical development and regulatory approval for this product. Our partner has not provided guidance regarding the clinical and regulatory development plan for this product candidate.

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

We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective August 1, 2005 and have selected the Black-Scholes method of valuation for share-based compensation. SFAS 123R requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. For the three months ended October 31, 2006 and 2005, we recorded share-based compensation of approximately $308,000 or $0.01 per share and $350,000 or $0.01 per share, respectively. We will continue to incur share-based compensation charges in future periods. As of October 31, 2006, unamortized stock-based compensation expenses of approximately $2.1 million remain to be recognized over a weighted-average period of 1.9 years.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are expensed as incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005

License fees and milestone fees earned from related parties for the three months ended October 31, 2006 were $1,041,000, as compared to $41,000 for the three months ended October 31, 2005. The increase is due to milestone payments received in connection with our license and development agreement for Zensana™ with Hana Biosciences.

Consulting revenues from related parties for the three months ended October 31, 2006 were $0 as compared to $109,000 for the three months ended October 31, 2005. The decrease is attributable to no revenue from Velcera related to veterinary products during the three months ended October 31, 2006.

Research and development expenses for the three months ended October 31, 2006 were $2,164,000, as compared to $897,000 for the three months ended October 31, 2005. Research and development costs consist primarily of employee salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses by product candidate for the three months ended October 31, 2006 and 2005.

	2006	2005
NitroMist™	$257,000	$95,000
Zolpidem	788,000	133,000
Sumatriptan	162,000	66,000
Zensana™	—	62,000
Propofol	—	—
Alprazolam	—	—
Tizanidine	97,000	—
Ropinirole	43,000	—
Other research and development costs	301,000	131,000
Internal costs	516,000	410,000
Total research and development expenses	$2,164,000	$897,000

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

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the three months ended October 31, 2006 increased primarily as a result of the following items:

•	$162,000 increase primarily related to the establishment of a reserve for a portion of our NitroMist™ inventory;

•	$655,000 increase primarily related to product development and clinical trial costs for our zolpidem product candidate;

•	$96,000 increase primarily related to product development and clinical trial costs for our sumatriptan product candidate; and

•	$170,000 increase related to other research and development costs primarily as a result of higher lab supplies expense.

Consulting, selling, general and administrative expenses for the three months ended October 31, 2006 were $1,492,000 as compared to $1,871,000 for the three months ended October 31, 2005. Consulting, selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in consulting, selling, general and administrative costs is primarily related to lower payroll and other personnel related costs during the period.

Total costs and expenses for the three months ended October 31, 2006 were $3,656,000 as compared to $2,768,000 for the three months ended October 31, 2005 primarily due to the net increases in research and development and selling, general and administrative expenses noted above.

The resulting net loss for the three months ended October 31, 2006 was $2,509,000 as compared to $2,575,000 for the three months ended October 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit at October 31, 2006 of $46,984,000. We have had negative cash flows from operating activities of $1,679,000 for the three months ended October 31, 2006 as compared to $3,101,000 for the three months ended October 31, 2005. As of October 31, 2006, we had working capital of approximately $7,590,000 as compared to working capital of $9,574,000 as of July 31, 2006, representing a net decrease in working capital of approximately $1,984,000. As explained further below, such decrease is primarily attributable to a net decrease in cash and short-term investments, and a decrease in inventory. In April 2006, we successfully closed a private placement of our common stock and warrants to purchase shares of our common stock, the April 2006 Private Placement. The April 2006 Private Placement involved the sale of 8,092,796 shares of common stock and warrants to purchase 2,427,839 shares of common stock. We received proceeds, net of offering costs, of $10,593,000.

Net cash used in operating activities was approximately $1,679,000 for the three months ended October 31, 2006, as compared to $3,101,000 for the three months ended October 31, 2005. The $1,422,000 decrease in net cash used in operating activities in the three months ended October 31, 2006 compared with the same period in 2005 is due primarily to the following:

•	$241,000 decrease in inventory in the three months ended October 31, 2006 primarily related to the establishment of a reserve for a portion of our NitroMist™ inventory;

•

$560,000 decrease in accounts payable in the three months ended October 31, 2005 primarily due to the payment of invoices included in accounts payable at July 31, 2005 related to the manufacturing and process development of NitroMist™; and

•

$264,000 increase in prepaid expenses and other current assets in the three months ended October 31, 2005 primarily attributable to the prepayment of a portion of the process validation batches for our nitroglycerin product candidate.

During the three months ended October 31, 2006, $45,000 was used in investing activities, principally due to capital expenditures, and purchases of short-term investments, net of maturities of short-term investments. During the three months ended October 31, 2005, $1,063,000 was provided by investing activities which primarily related to 2,448,000 of maturities of short-term investments and $1,300,000 of purchases of short-term investments.

Cash provided by financing activities was approximately $126,000 in the three months ended October 31, 2006, as compared to $18,000 in the three months ended October 31, 2005. This increase of $108,000 is primarily due to an increase in proceeds received from options and warrants exercised during the period.

Until and unless our operations generate significant revenues, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from existing and current and future partners, and royalty payments from sales of approved drugs by partners. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Although we expect to have sufficient cash to fund our operations through July 31, 2007, we would have to significantly reduce the pace of our ongoing development of our priority product candidates unless we can obtain additional working capital. Given the current and desired pace of product development of our priority product candidates, we estimate that we will need to raise additional capital prior to July 31, 2007 in order to fully fund our development activities through July 31, 2007. This could include the securing of funds through new partnerships and/or the sale of our common stock or other securities, in order to fund our research and development activities. There can be no assurance that such capital will be available to us on favorable terms or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to successfully obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate to our operating leases, employment agreements, consulting agreements, and license agreements with our strategic partners. Since July 31, 2006, there have been no material changes with respect to our contractual obligations as disclosed in our annual report on Form 10-K for the year ended July 31, 2006, other than two new capital lease agreements with aggregate future payments totaling approximately $113,000 and the employment agreement that we entered into with Dr. David H. Bergstrom on December 4, 2006, pursuant to which Dr. Bergstrom was appointed our Chief Operating Officer. See Part II, Item 5 “Other Information” for more information regarding Dr. Bergstrom’s employment agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our holdings of financial instruments consist of certificates of deposit and U.S. Treasury securities. Our market risk exposure consists principally of exposure to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Rules and Forms of the Securities and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of October 31, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of October 31, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the three months ended October 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A. RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, and in any documents incorporated in this report by reference.

WE ARE A PRE-COMMERCIALIZATION COMPANY, HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM THE SALE OF PRODUCTS TO DATE.

We are a pre-commercialization specialty pharmaceutical company engaged in the development of novel drug delivery systems for prescription and over-the-counter drugs. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products and do not expect to receive such revenue in the near future. We have no material licensing or royalty revenue or products ready for sale or licensing in the marketplace. This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain Food & Drug Administration, or FDA, approval and achieve market acceptance of our proposed products and respond to competition. The filing of a New Drug Application, or NDA, with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. We are currently in the process of working with Par Pharmaceutical, Inc., or Par, to finalize the commercialization strategy for this product. We cannot be certain as to when to anticipate commercializing and marketing any of our product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future.

We had an accumulated deficit as of October 31, 2006 of approximately $47.0 million. We incurred losses in each of our last ten fiscal years, including net losses of approximately $2.5 million for the three months ended October 31, 2006, $10.1 million for the fiscal year ended July 31, 2006, $9.5 million for the fiscal year ended July 31, 2005 and $6.3 million for the fiscal year ended July 31, 2004. Additionally, we have reported negative cash flows from operations of approximately $1.7 million for the three months ended October 31, 2006, $8.9 million for the fiscal year ended July 31, 2006, $6.3 million for the fiscal year ended July 31, 2005, and $6.1 million for the fiscal year ended July 31, 2004. Because we increased our product development activities, we anticipate that we will incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

WE WILL REQUIRE SIGNIFICANT CAPITAL FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION.

The research, development, testing and approval of our product candidates involve significant expenditures, and, accordingly, we require significant capital to fund such expenditures. Due to our small revenue base, low level of working capital and, until recently, our relative inability to increase the number of development agreements with pharmaceutical companies, we have been unable to pursue aggressively our product development strategy. Until and unless our operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from existing, current and future partners, and royalty payments from sales of approved drugs by partners. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. On April 19, 2006, we completed an equity financing in which we received gross proceeds of $11.8 million and approximate net proceeds of $10.6 million. Although we expect to have sufficient cash to fund our operations through July 31, 2007, we would have to significantly reduce the pace of our ongoing development of our product candidates unless we can obtain additional working capital. Given the current and desired pace of product development of our product candidates, we estimate that we will need to raise additional capital prior to July 31, 2007 in order to fully fund our development activities through July 31, 2007. This could include the securing of funds through new strategic partnerships and/or the sale of our common stock or other securities, in order to fund our research and development activities. There can be no assurance that such capital will be available to us on favorable terms, or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to successfully obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

OUR ADDITIONAL FINANCING REQUIREMENTS COULD RESULT IN DILUTION TO EXISTING STOCKHOLDERS.

The additional financings we require may be obtained through one or more transactions which effectively dilute the ownership interests of our existing stockholders. Further, we may not be able to secure such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of our common stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue a total of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. At our Annual Meeting in January 2007, our stockholders will be asked to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of our Common Stock. Our current Certificate of Incorporation authorizes the issuance of a total of 101,000,000 shares, of which 100,000,000 shares are Common Stock and 1,000,000 shares are preferred stock. The Board has proposed an amendment to our Certificate of Incorporation to increase the total number of authorized shares from 101,000,000 to 201,000,000; if approved, the authorized shares of Common Stock will increase from 100,000,000 to 200,000,000; and the authorized shares of preferred stock will remain at 1,000,000. The stockholders are being asked to approve the proposed amendment in accordance with Delaware law. See “Risk Factors – Additional Authorized Shares of our Common Stock and Preferred Stock Available for Issuance May Adversely Affect the Market” for a description of certain rights of Paramount BioCapital Inc., or Paramount, that may negatively impact our ability to raise additional capital.

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

On November 3, 2006, we announced that the FDA has approved our NitroMist™ (nitroglycerin lingual aerosol) for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. NitroMist™ is NovaDel's first approval that utilizes its proprietary oral spray technology.

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

We completed pilot pharmacokinetic studies of our certain product candidates during late calendar year 2004 and early calendar year 2005. These products are oral spray formulations of ondansetron, sumatriptan, propofol and zolpidem. In addition, in September and October 2006, we completed a pharmacokinetic study of our improved oral spray formulation of sumatriptan and zolpidem, respectively. The goal of these pilot pharmacokinetic studies is to determine whether or not a specific oral spray can achieve therapeutic blood levels of an active ingredient via administration through the oral mucosa. If desired therapeutic blood levels are not achieved, it could result in the need to reformulate the oral spray and/or to terminate work on a specific compound which would have a material adverse effect on our operations.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

Lindsay A. Rosenwald, M.D., a significant stockholder, directly and indirectly, of us, is the Chairman and sole shareholder of Paramount. In the regular course of its business and the business of its affiliates, and outside of its arrangement with us, Paramount and/or its affiliates identify, evaluate and pursue investment opportunities in biomedical and pharmaceutical products, technologies and companies. As of December 1, 2006, Dr. Rosenwald beneficially owns approximately 17% of our outstanding common stock (assuming exercise of certain warrants beneficially owned by Dr. Rosenwald). As such, Dr. Rosenwald and Paramount may be deemed to be our affiliates. Dr. Rosenwald has the ability to designate an individual to serve on our Board of Directors, or the Board, and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the American Stock Exchange, or AMEX, Mr. Lobell has been deemed to be an independent director by our Board as of September 15, 2006. Dr. Rosenwald and Paramount may also be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera and Hana Biosciences. In addition, Paramount has assisted us in the placement of shares in connection with private placements. Refer to Note 7 of the Condensed Financial Statements included in this Quarterly Report “Related Party Transactions and License and Development Agreements” for additional information. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable in an arms length transaction from a person who is not an affiliate. Nevertheless, neither Dr. Rosenwald nor Paramount, nor their affiliates, are obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and we do not expect and our stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by Dr. Rosenwald or Paramount, or their affiliates, in the future will be made available to us. In addition, certain of our current officers and directors or any officers or directors hereafter appointed by us may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. Such other companies may have interests in conflict with our interests.

OUR BUSINESS AND REVENUE IS DEPENDENT ON THE SUCCESSFUL DEVELOPMENT OF OUR PRODUCTS.

Revenue received from our product development efforts consists of payments by pharmaceutical companies for research and bioavailability studies, pilot clinical trials and similar milestone-related payments. Our future growth and profitability will be dependent upon our ability to successfully raise additional funds to complete the development of, obtain regulatory approvals for and license out or market our product candidates. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by frequent new product introductions. We anticipate that we will incur substantial operating expenses in connection with the development, testing and approval of our product candidates and expect these expenses to result in continuing and significant operating losses until such time, if ever, that we are able to achieve adequate levels of sales or license revenues. We may not be able to raise additional financing, increase revenues significantly, or achieve profitable operations. See “Risk Factors - We Will Require Significant Capital For Product Development And Commercialization” and “Our Strategy Includes Entering Into Collaboration Agreements With Third Parties For Certain of our Product Candidates And We May Require Additional Collaboration Agreements. If We Fail To Enter Into These Agreements Or If We Or The Third Parties Do Not Perform Under Such Agreements, It Could Impair Our Ability To Commercialize Our Proposed Products.”

SOME OF OUR PRODUCT CANDIDATES ARE IN EARLY STAGES OF CLINICAL DEVELOPMENT AND SOME ARE IN PRECLINICAL TESTING, WHICH MAY AFFECT OUR ABILITY OR THE TIME WE REQUIRE TO OBTAIN NECESSARY REGULATORY APPROVALS.

Some of our product candidates are in early stages of clinical development and some are in preclinical testing. These product candidates are continuously evaluated and assessed and are often subject to changes in formulation and technology. The regulatory requirements governing these types of products may be less well defined or more rigorous than for conventional products. As a result, we may experience delays with our preclinical and clinical testing, and a longer and more expensive regulatory process in connection with obtaining regulatory approvals of these types of product candidates as compared to others in our pipeline at later stages of development. These delays may negatively affect our business and operations.

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of, and obtaining regulatory approvals for, our product candidates. We anticipate that marketing activities for our product candidates, whether by us or one or more of our licensees, if any, will not begin until the second half of calendar 2006 or the first half of calendar 2007 at the earliest. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. We are currently in the process of working with Par to finalize the commercialization strategy for this product. Accordingly, it is not anticipated that we will generate any revenues from royalties or sales of our product candidates until regulatory approvals are obtained, if ever, and marketing activities begin. Any one or more of our product candidates may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables. The failure or the delay of any one or more of our proposed product candidates to achieve commercial viability would have a material adverse effect on us.

WE HAVE NOT COMPLETED PRODUCT DEVELOPMENT.

We have not completed the development of our product candidates and we will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such product candidates must be obtained before the product candidates will become available for commercial sale. We do not anticipate generating material revenue from product sales until perhaps the first half of calendar 2007 at the earliest. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. We are currently in the process of working with Par to finalize the commercialization strategy for this product. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. We may not be able to successfully develop any one or more of our product candidates or develop such product candidates on a timely basis. Further, such product candidates may not be commercially accepted if developed. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of any product candidates, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our business and operations.

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

WE ARE DEPENDENT ON OUR SUPPLIERS.

We believe that the active ingredients used in the manufacture of our product candidates are presently available from numerous suppliers located in the U.S., Europe, India and Japan. We believe that certain raw materials, including inactive ingredients, are available from a limited number of suppliers and that certain packaging materials intended for use in connection with our spray products currently are available only from sole source suppliers. Although we do not believe we will encounter difficulties in obtaining the inactive ingredients or packaging materials necessary for the manufacture of our product candidates, we may not be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such materials. We have a written supply agreement with Dynamit Nobel for certain raw materials for our nitroglycerin lingual spray and a written supply agreement in place with INyX USA, Ltd., which intends to manufacture our nitroglycerin lingual spray in its Manatee, Puerto Rico facility. With respect to other suppliers, we operate primarily on a purchase order basis beyond which there is no contract memorializing our purchasing arrangements. The inability to enter into agreements or otherwise arrange for adequate or timely supplies of principal raw materials and the possible inability to secure alternative sources of raw material supplies, or the failure of Dynamit Nobel or INyX USA, Ltd. to comply with their supply obligations to us, could have a material adverse effect on our ability to arrange for the manufacture of formulated products. In addition, development and regulatory approval of our products are dependent upon our ability to procure active ingredients and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier would be required if active ingredients or such packaging materials were no longer available from the originally specified supplier, which may result in manufacturing delays. If we do not maintain important manufacturing relationships, we may fail to find a replacement manufacturer or to develop our own manufacturing capabilities. If we cannot do so, it could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete any profit margins. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

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

We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock. As of the date of the filing of this Quarterly Report on Form 10-Q, we will have to comply with Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007.

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

WE FACE INTENSE COMPETITION.

The markets which we intend to enter are characterized by intense competition. We, or our licensees, may be competing against established, larger and/or better capitalized pharmaceutical companies with currently marketed products which are equivalent or functionally similar to those we intend to market. Prices of drug products are significantly affected by competitive factors and tend to decline as competition increases. In addition, numerous companies are developing or may, in the future, engage in the development of products competitive with our product candidates. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as enhanced dosage from technologies gain greater acceptance. Additionally, the markets for formulated products which we have targeted for development are intensely competitive, involving numerous competitors and products. Most of our prospective competitors possess substantially greater financial, technical and other resources than we do. Moreover, many of these companies possess greater marketing capabilities than we do, including the resources necessary to enable them to implement extensive advertising campaigns. We may not be able to compete successfully with such competitors.

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

EXTENSIVE GOVERNMENT REGULATION MAY AFFECT OUR BUSINESS.

The development, manufacture and commercialization of pharmaceutical products is generally subject to extensive regulation by various federal and state governmental entities. The FDA, which is the principal U.S. regulatory authority over pharmaceutical products, has the power to seize adulterated or misbranded products and unapproved new drugs, to request their recall from the market, to enjoin further manufacture or sale, to publicize certain facts concerning a product and to initiate criminal proceedings. As a result of federal statutes and FDA regulations pursuant to which new pharmaceuticals are required to undergo extensive and rigorous testing, obtaining pre-market regulatory approval requires extensive time and expenditures. Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, as amended (21 U.S.C. 301 et. seq.), a new drug may not be commercialized or otherwise distributed in the U.S. without the prior approval of the FDA or pursuant to an applicable exemption from the FFDCA. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit an NDA, which includes complete reports of pre-clinical, clinical and laboratory studies to prove such product’s safety and efficacy. Prior to submission of the NDA, it is necessary to submit an Investigational New Drug, or IND, to obtain permission to begin clinical testing of the new drug. Such clinical trials are required to meet good clinical practices under the FFDCA. Given that our current product candidates are based on a new technology for formulation and delivery of active pharmaceutical ingredients that have been previously approved and that have been shown to be safe and effective in previous clinical trials, we believe that we will be eligible to submit what is known as a 505(b)(2). We estimate that the development of new formulations of pharmaceutical products, including formulation, testing and NDA submission, generally takes two to three years under the 505(b)(2) NDA process. Our determinations may prove to be inaccurate or pre-marketing approval relating to our proposed products may not be obtained on a timely basis, if at all. The failure by us to obtain necessary regulatory approvals, whether on a timely basis or at all, would have a material adverse effect on our business. The filing of an NDA with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted.

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

We expect to continue to spend significant amounts on the development of our product candidates and we expect our costs to increase as we continue to develop and ultimately commercialize our product candidates. Over the next fiscal year, we expect to devote the majority of our internal research and development resources to the following product candidates:

•

NitroMist™ (nitroglycerin lingual aerosol). This product candidate is for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. We have partnered with Par, who has exclusive rights to market, sell and distribute NitroMist™ in the U.S. and Canada. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. We are currently in the process of working with Par to finalize the commercialization strategy for this product. Subsequent to October 31, 2006, we received a milestone payment from Par for FDA approval. In addition, we will receive royalty payments based upon a percentage of net sales.

•

Zolpidem oral spray. Zolpidem is the active ingredient in Ambien®, the leading hypnotic marketed by Sanofi-Aventis. In October 2006, we announced positive study results of a pharmacokinetic study of our improved oral spray formulation of zolpidem, a study which demonstrated that zolpidem oral spray achieves a statistically significant faster rate of absorption than Ambien® tablets. We are currently targeting a NDA submission for our zolpidem product candidate in the first half of calendar 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

•

Sumatriptan oral spray. Sumatriptan is the active ingredient in Imitrex® which is the largest selling migraine remedy marketed by GlaxoSmithKline, GSK. In October 2006, we announced positive study results of a pharmacokinetic study of our improved oral spray formulation of sumatriptan, a study which demonstrated that sumatriptan oral spray achieves a statistically significant faster rate of absorption than Imitrex® tablets. We are currently targeting a NDA submission for our sumatriptan product candidate in the second half of calendar 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008; however, we will not be able to launch this product candidate until after the expiration of the relevant Imitrex® patents and extensions thereof in February 2009.

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

•

Ropinirole oral spray. Ropinirole is indicated for the treatment of the signs and symptoms of idiopathic Parkinson's disease. Ropinirole oral spray is ideal for the geriatric population who may be suffering from dysphagia (difficulty swallowing); 85% of sufferers of Parkinson's are 65 years of age or older and it is estimated that approximately 45% of elderly people have some difficulty in swallowing. Our formulation of ropinirole oral spray may represent a more convenient way for the patient or healthcare provider to deliver ropinirole to patients suffering stiffness and/or tremors. We are currently targeting a NDA submission for our ropinirole product candidate in calendar 2008. If this timeline is met, we may obtain final approval from the FDA in calendar 2009.

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

•

Propofol oral spray. Propofol is the active ingredient in Diprivan®, an anesthetic marketed by AstraZeneca. We continue to support our partner, Manhattan Pharmaceuticals, who will oversee all clinical development and regulatory approval for this product. Our partner has not provided guidance regarding the clinical and regulatory development plan for this product candidate.

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

The FDA and comparable foreign agencies may withdraw any approvals we obtain. Further, if there is a later discovery of unknown problems or if we fail to comply with other applicable regulatory requirements at any stage in the regulatory process, the FDA may restrict or delay our marketing of a product or force us to make product recalls. In addition, the FDA could impose other sanctions such as fines, injunctions, civil penalties or criminal prosecutions. To market our products outside the U.S., we also need to comply with foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. Other than the approval of NitroMist™, the FDA and foreign regulators have not yet approved any of our products under development for marketing in the U.S. or elsewhere. If the FDA and other regulators do not approve any one or more of our products under development, we will not be able to market such products.

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

EVEN IF WE OBTAIN PATENTS TO PROTECT OUR PRODUCTS, THOSE PATENTS MAY NOT BE SUFFICIENTLY BROAD AND OTHERS COULD COMPETE WITH US.

We, and the parties licensing technologies to us, have filed various U.S. and foreign patent applications with respect to the products and technologies under our development, and the U.S. Patent and Trademark Office and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. Currently, we have eight patents which have been issued in the U.S. and 53 patents which have been issued outside of the U.S. Additionally, we have over 80 patents pending around the world. Our pending patent applications, those we may file in the future and those we may license from third parties, may not result in the U.S. Patent and Trademark Office or any foreign patent office issuing patents. Also, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the U.S. Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against competitors.

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

On December 15, 2005, we announced the election of Mr. J. Jay Lobell as a member of our Board effective December 14, 2005. Mr. Lobell was appointed as a result of Dr. Rosenwald’s right to designate a director nominee for our Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. As of September 15, 2006, Mr. Lobell has been deemed independent by our Board of Directors in accordance with the rules of AMEX.

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

On December 4, 2006, our Board of Directors appointed David H. Bergstrom, Ph.D. as Chief Operating Officer.

Our future success also will depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional personnel, including scientific, development and manufacturing staff.

WE ARE CONTROLLED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. Management and our affiliates currently beneficially own (including shares they have the right to acquire) greater than 35% of the common stock on a fully-diluted basis. Specifically, Dr. Rosenwald has the ability to exert significant influence over the election of the Board and other matters submitted to our stockholders for approval. Dr. Rosenwald has the ability to designate an individual to serve on our Board and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the AMEX, Mr. Lobell has been deemed to be an independent director by our Board of Directors on September 15, 2006.

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

Our common stock has been listed for quotation on the AMEX since May 11, 2004 under the symbol “NVD”. Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the 12-month period ended October 31, 2006, the closing price of our common stock has ranged from $1.11 to $1.90. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ended October 31, 2006, the average daily trading volume in our common stock was approximately 68,000 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

BECAUSE THE AVERAGE DAILY TRADING VOLUME OF OUR COMMON STOCK IS LOW, THE ABILITY TO SELL OUR SHARES IN THE SECONDARY TRADING MARKET MAY BE LIMITED.

Because the average daily trading volume of our common stock on the AMEX is low, the liquidity of our common stock may be impaired. As a result, prices for shares of our common stock may be lower than might otherwise prevail if the average daily trading volume of our common stock was higher. The average daily trading volume of our common stock may be low relative to the stocks of exchange-listed companies, which could limit investors’ ability to sell shares in the secondary trading market.

WE LIKELY WILL ISSUE ADDITIONAL EQUITY SECURITIES, WHICH WILL DILUTE CURRENT STOCKHOLDERS’ SHARE OWNERSHIP.

We likely will issue additional equity securities to raise capital and through the exercise of options and warrants that are outstanding or may be outstanding. These additional issuances will dilute current stockholders’ share ownership.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. At our Annual Meeting in January 2007, our stockholders will be asked to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock. Our current Certificate of Incorporation authorizes the issuance of a total of 101,000,000 shares. The Board has proposed an amendment to our Certificate of Incorporation to increase the total number of authorized shares from 101,000,000 to 201,000,000; if approved, the authorized shares of common stock will increase from 100,000,000 to 200,000,000 and the authorized shares of preferred stock will remain at 1,000,000. The stockholders are being asked to approve the proposed amendment in accordance with Delaware law. As of December 1, 2006, there were 49,366,749 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of December 1, 2006, we had outstanding stock options and warrants to purchase approximately 30.4 million shares of common stock, the exercise price of which range between $0.46 per share to $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

The following table provides an overview of our stock options and corresponding plans:

Plan	Shares Authorized	Options Outstanding at December 1, 2006	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	80,000	—	Plan Closed
1997 Stock Option Plan	500,000	100,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	2,624,000	471,000	—
2006 Equity Incentive Plan	6,000,000	450,000	5,550,000	—
Non-Plan	n/a	4,636,000	—	—

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

On July 20, 2006, we filed a shelf registration statement on Form S-3 registering for sale by us of up to 14,000,000 shares of our common stock. Such shelf registration statement was declared effective by the SEC on August 2, 2006. We may offer and sell such shares from time to time, in one or more offerings in amounts and at prices, and on terms determined at the time of the offering. Such offerings of our common stock may be made through agents we select or through underwriters and dealers we select. If we use agents, underwriters or dealers, we will name them and describe their compensation at the time of the offering. As of the filing date of this Quarterly Report, this Registration Statement is no longer effective.

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

As of December 1, 2006, we have 49,366,749 shares of common stock issued and outstanding and 30.4 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In the event we wish to offer and sell shares of our common stock in excess of the 100,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions. At our Annual Meeting in January 2007, our stockholders will be asked to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock. Our current Certificate of Incorporation authorizes the issuance of a total of 101,000,000 shares, of which 100,000,000 shares are common stock and 1,000,000 shares are preferred stock. The Board has proposed an amendment to our Certificate of Incorporation to increase the total number of authorized shares from 101,000,000 to 201,000,000; if approved, the authorized shares of the common stock will increase from 100,000,000 to 200,000,000; and the authorized shares of preferred stock will remain at 1,000,000. The stockholders are being asked to approve the proposed amendment in accordance with Delaware law.

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

ITEM 5. OTHER INFORMATION

On December 1, 2006, we were notified that on October 10, 2006, we were issued a patent by the Canadian Patent Office covering the use of multiple classes of drugs in oral sprays. Canadian Patent No. 2,252,038 covers the use of a pharmacologically active compound selected from the group consisting of non-steroidal anti-inflammatories, anti-histamines, steroid hormones, benzodiazepines and anti-depressants for the preparation of a buccal aerosol pump spray composition that would be absorbed through the oral mucosa in a polar solvent. This patent complements a Canadian patent issued to us in March of 2006 that covered the use of a non-polar solvent.

On December 5, 2006, the Board of Directors, or the Board, announced its appointment of Dr. David H. Bergstrom as our Chief Operating Officer, effective December 4, 2006. There was no arrangement or understanding between Dr. Bergstrom and any other persons pursuant to which Dr. Bergstrom was appointed Chief Operating Officer.

We entered into an Employment Agreement with Dr. Bergstrom dated as of December 4, 2006, the Employment Agreement. The Employment Agreement term commenced on December 4, 2006 and will expire on December 3, 2009. In addition, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement with Dr. Bergstrom both dated as of December 4, 2006, the Option Agreements, pursuant to which we granted to Dr. Bergstrom options to purchase 900,000 shares of common stock and a Restricted Stock Award Agreement granting 100,000 shares of our restricted stock. The material terms of the Employment Agreement and Option Agreements and the Restricted Stock Award Agreement are set forth as follows:

•	Base salary: Pursuant to the Employment Agreement, we will pay Dr. Bergstrom a base salary of $300,000 per annum, payable in equal semi-monthly installments.

•

Bonuses: We shall pay Dr. Bergstrom a cash bonus of $100,000 for the period commencing on January 1, 2007 and ending on December 31, 2007, such bonus will be paid in January 2008. In the remaining years of the contract, Dr. Bergstrom shall be eligible to receive a bonus equal to 30% (thirty percent) of his base salary provided, however, that such bonus shall be payable only upon the successful achievement of certain performance milestones related to Dr. Bergstrom’s role with us, which milestones shall be defined and enumerated by mutual agreement between Dr. Bergstrom and our President and Chief Executive Officer within the first month of Dr. Bergstrom’s term of employment, and again at the same time in each succeeding year of Dr. Bergstrom’s term of employment with us. The amount of bonus paid to Dr. Bergstrom shall be increased or decreased from time to time at the discretion of the Compensation Committee of the Board.

•

Stock Options and Restricted Shares: Pursuant to the Employment Agreement, we granted Dr. Bergstrom options to purchase 900,000 shares of our common stock, of which 58,479 shares shall be incentive stock options and 841,521 shares shall be nonqualified stock options. The stock options shall vest upon: (i) 12.5% upon acceptance by the FDA of our NDA submission for our product candidate zolpidem; (ii) 12.5% upon FDA acceptance of a NDA submission for our product candidate sumatriptan; (iii) 12.5% upon Board of Directors approval and successful implementation of portfolio plan for next generation compounds; (iv) 12.5% upon CEO approval and successful implementation of organization plan to address issues in analytical, clinical and regulatory; (v) 15% upon completion of a Board approved licensing deal for our product candidate zolpidem; (vi) 15% upon completion of a Board approved licensing deal for our product candidate sumatriptan; and (vii) 20% at the Board’s discretion upon completion of an approved licensing deal for our product candidates zolpidem or sumatriptan. Such options will expire on December 3, 2016. The exercise price of each option is $1.71.

•

On the first day of employment (December 4, 2006), and as additional compensation for the services to be rendered by Dr. Bergstrom pursuant to the Employment Agreement, we granted to Dr. Bergstrom 100,000 shares of restricted stock pursuant to our 2006 Equity Incentive Plan. The grant price of said 100,000 Restricted Shares is equal to 100% of the Fair Market Value (trading price) on the first date of employment. Such Restricted Shares grant shall contain restrictions that will vest ratably over a three-year period ending on the third anniversary of the grant so that 33,333 shares of our common stock will vest on the first anniversary of the grant, the second anniversary of the grant, and 33,334 shares of our common stock will vest on the third anniversary of the grant.

•

Severance: If Dr. Bergstrom’s employment is terminated by us prior to the expiration of the term of the Employment Agreement or by Dr. Bergstrom for Good Reason (as defined in the Employment Agreement), Dr. Bergstrom will receive certain severance payments and benefits, which vary depending upon the reason for the termination of the Employment Agreement, and which are fully described in the Employment Agreement. In addition, upon the termination, certain options would vest and certain options would be terminated either at the date of termination of the Employment Agreement or at a later date, varying in both cases, depending upon the reason for the termination, all as fully described in the Employment Agreement, the Option Agreements and the Restricted Stock Award Agreement. If Dr. Bergstrom’s Employment Agreement were to not be renewed at the expiration of the term thereof by the Company, Dr. Bergstrom will receive certain severance payments and benefits, as fully described in the Employment Agreement, and all of his outstanding options would be deemed to be vested and would expire 90 days after the date of nonrenewal.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

10.1*	Employment Agreement by and between the Company and David H. Bergstrom, Ph.D., dated December 4, 2006.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on December 8, 2006

10.2*	Incentive Stock Option Agreement by and between the Company and David H. Bergstrom, Ph.D., dated December 4, 2006.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on December 8, 2006

10.3*	Nonqualified Stock Option Agreement by and between the Company and David H. Bergstrom, Ph.D., dated December 4, 2006.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on December 8, 2006

10.4*	Restricted Stock Award granted to David H. Bergstrom, Ph.D., dated December 4, 2006.	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, as filed with the SEC on December 8, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under 18 USC 1350, Section 1330 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: December 14, 2006	By:	/S/JAN H. EGBERTS
Jan H. Egberts, M.D.
President and Chief Executive Officer
(principal executive officer)

Date: December 14, 2006	By:	/S/MICHAEL E. SPICER
Michael E. Spicer
Chief Financial Officer
(principal financial and accounting officer)