Form 10-K
period 2006-12-31
NOVADEL PHARMA INC
filed 2007-03-26
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from August 1, 2006 to December 31, 2006

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

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity of the issuer held by non-affiliates of the registrant was approximately $62.8 million based upon the closing sale price of $1.35 for the Registrant’s common stock, $.001 par value, as reported by the American Stock Exchange on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2007, the issuer had 59,395,732 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year (December 31, 2006) are incorporated by reference into Part III of this Transition Report on Form 10-K.

NOVADEL PHARMA INC.

TRANSITION REPORT ON FORM 10-K

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2006

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include NovaDel Pharma Inc. (NovaDel).

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Transition Report on Form 10-K includes “forward-looking statements”, including statements regarding NovaDel Pharma Inc.’s (the “Company,” “we,” “us” or “NovaDel”) expectations, beliefs, intentions or strategies for the future and the Company’s internal controls and procedures and outstanding financial reporting obligations and other accounting issues. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect the Company’s views as of the date they are made with respect to future events and financial performance. In particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part II, Item 7 of this Transition Report includes forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. The Company uses words such as “expect,” “anticipate,” “believe,” “intend” and similar expressions to identify forward-looking statements. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. A number of important risks and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type the Company is developing (independently and through collaborative arrangements); the inherent risks and uncertainties in completing the pilot pharmacokinetic feasibility studies being conducted by the Company; possible changes in the Company’s financial condition; the progress of the Company’s research and development; clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture; timely obtaining sufficient patient enrollment in the Company’s clinical trials; the impact of development of competing therapies and/or technologies by other companies; the Company’s ability to obtain additional required financing to fund its research programs; the Company’s ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with the Company; the progress of the U.S. Food and Drug Administration, or FDA, approvals in connection with the conduct of the Company’s clinical trials and the marketing of the Company’s products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; acceptance for filing by the FDA does not mean that the New Drug Application, or NDA, has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted; the risks related to the Company’s internal controls and procedures; and the risks identified under the section entitled “Risk Factors” included as Item 1A in Part I of this Transition Report on Form 10-K and other reports, including this report and other filings filed with the Securities and Exchange Commission from time to time.

PART I

ITEM 1. BUSINESS.

GENERAL

NovaDel Pharma Inc., a Delaware corporation, referred to herein as “we”, “us” and “our”, is a specialty pharmaceutical company developing oral spray formulations of a broad range of marketed pharmaceuticals. Our oral spray therapeutics are administered by a novel application drug delivery system for presently marketed prescription, over-the-counter, or OTC, and veterinary drugs. This patented and patent-pending delivery system is an oral spray potentially enabling drug absorption through the oral mucosa, potentially increasing the benefits of clinically proven compounds, including more rapid absorption into the bloodstream than presently available oral delivery systems. Our proprietary delivery system potentially enhances and accelerates the onset of the therapeutic benefits within minutes of administration. Our development efforts for our proprietary novel drug delivery system are concentrated on making such system available for drugs that are already available and proven in the marketplace. We believe that our proprietary drug delivery system could offer the following significant advantages: (i) more rapid delivery of drugs to the bloodstream allowing for quicker onset of therapeutic effects compared to conventional oral dosage forms; (ii) increased bioavailability of a drug by avoiding metabolism by the liver; (iii) improved drug safety profile by reducing the required dosage, including possible reduction of side-effects; (iv) improved dosage reliability; (v) allowing medication to be taken without water; (vi) avoiding the need to swallow as is the case with many medications; and (vii) improved patient convenience and compliance. Currently, we have eight patents which have been issued in the U.S. and 54 patents which have been issued outside of the U.S. Additionally, we have over 80 patents pending around the world. We look for drug compounds that are off patent or are coming off patent in the near future, and we reformulate these compounds in conjunction with our proprietary drug delivery method.  Once reformulated, we file for new patent applications on these reformulated compounds that comprise our product candidates.  Our patent portfolio includes patents and patent applications with claims directed to the pharmaceutical formulations, methods of use and methods of manufacturing of a number of our product candidates.

Since inception, substantially all of our revenues have been derived from consulting activities, primarily in connection with product development for various pharmaceutical companies. More recently, we have begun to derive revenues from license fees and milestone payments stemming from our partnership agreements. Our future growth and profitability will be principally dependent upon our ability to successfully develop our product candidates and to market and distribute the final products either internally or with the assistance of strategic partners.

At our inception in 1982, then known as Pharmaconsult, we consulted to the pharmaceutical industry, focusing on product development activities of various European pharmaceutical companies. Since 1992, we have used our consulting revenues to fund our own product development activities. Our focus on developing our own product candidates evolved naturally out of our consulting experience for other pharmaceutical companies. Substantially all of our revenues previously were derived from our consulting activities. Consulting activities are no longer a material part of our business. In 1991, we changed our name to Flemington Pharmaceutical Corporation. Effective October 1, 2002, we again changed our name to NovaDel Pharma Inc.

On June 28, 2006, our Board of Directors approved a change of our fiscal year end from July 31 to December 31. Accordingly, the new fiscal year will begin on January 1 and end on December 31. As such, we are filing this Transition Report on Form 10-K for the five months ended December 31, 2006.

Highlights for the five months ended December 31, 2006, and additionally through the date of filing of this Transition Report on Form 10-K, include the following product development and business achievements:

•

Announced positive study results of a pharmacokinetic study in humans of our oral spray formulation of sumatriptan, a study which demonstrated that sumatriptan oral spray achieves a statistically significant faster rate of absorption than Imitrex® (sumatriptan) tablets.

•

Announced positive study results of a pharmacokinetic study in humans of our oral spray formulation of zolpidem, a study which demonstrated that zolpidem oral spray achieves a statistically significant faster rate of absorption than Ambien® (zolpidem) tablets.

•

Announced the submission of a NDA for Zensana™ by NovaDel’s partner, Hana Biosciences, Inc., or Hana Biosciences, and the subsequent acceptance of such NDA by the U.S. Food and Drug Administration, or FDA.

•

Announced that Hana Biosciences has notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there will be a delay in the FDA approval and commercial launch of Zensana TM .

•

Added two new central nervous system product candidates to our development pipeline, including tizanidine oral spray potentially for spasticity and ropinirole oral spray potentially for Parkinson’s disease.

•

Issued two additional patents in Canada which further strengthens our intellectual property position in the oral delivery of pharmaceuticals. The issued patents cover the use of multiple classes of drugs in oral sprays, including those for the treatment of pain, and for central nervous system disorders under our oral spray delivery system.

•	Completed a private placement in December 2006 of our common stock, raising gross proceeds of approximately $14.2 million.

•	Appointed Mr. Steven B. Ratoff as Chairman of the Board with Dr. Egberts remaining a member of the Board of Directors.

•	Appointed David H. Bergstrom, Ph.D. as Chief Operating Officer.

•	Appointed Deni M. Zodda, Ph.D. as Chief Business Officer.

•	Appointed Mr. Mark J. Baric as a member of the Board of Directors.

•	Announced that Mr. Barry C. Cohen will no longer serve as Vice President, Business and New Product Development.

PRODUCT DEVELOPMENT

Drug development in the U.S. and most countries throughout the world is a process that includes several steps defined by the FDA or comparable regulatory authorities in foreign countries. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit a New Drug Application, or NDA, which includes complete reports of pre-clinical, clinical and laboratory studies to prove such product’s safety and efficacy. Prior to submission of the NDA, it is necessary to submit an Investigational New Drug, or IND, to obtain permission to begin clinical testing of the new drug. Given that our current product candidates are based on a new technology for formulation and delivery of active pharmaceutical ingredients that have been previously approved and that have been shown to be safe and effective in previous clinical trials, we believe that we will be eligible to submit what is known as a 505(b)(2) NDA. We estimate that the development of new formulations of our pharmaceutical product candidates, including formulation, testing and NDA submission, will take two to three years for the 505(b)(2) NDA process and will require significantly lower investments in direct research and development expenditures than is the case for the discovery and development of new chemical entities. However, our estimates may prove to be inaccurate; or pre-marketing approval relating to our proposed products may not be obtained on a timely basis, if at all, and research and development expenditures may significantly exceed management’s expectations.

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

We expect to continue to spend significant amounts on the development of our product candidates and we expect our costs to increase as we continue to develop and ultimately commercialize our product candidates. Over the next fiscal year, we expect to devote the majority of our research and development resources to the following product candidates:

•

NitroMist™ (nitroglycerin lingual aerosol). This product candidate is for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. We have partnered with Par Pharmaceutical, Inc., or Par, who has exclusive rights to market, sell and distribute NitroMist™ in the U.S. and Canada. On June 1, 2005, we received an approvable letter from the FDA regarding our NDA for NitroMist™. The FDA did not require any additional clinical studies for approval, but requested that we complete certain manufacturing process validation commitments. On April 30, 2006, we submitted the additional documentation to the FDA for the manufacturing process validation commitments. On May 26, 2006, we announced that the FDA had accepted our submission regarding our NDA as a complete response and, further, that the FDA indicated a target date of November 3, 2006 for action on the submission. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™ for which we received a milestone payment from Par. We are currently working with Par to finalize the commercialization strategy for this product. We will receive royalty payments based upon a percentage of net sales.

•

Zolpidem oral spray. Zolpidem is the active ingredient in Ambien®, the leading sleep-inducing agent marketed by Sanofi-Aventis. A pilot pharmacokinetic, or PK, study in zolpidem oral spray with 10 healthy subjects, completed in the first half of calendar 2005, suggested that our formulation of zolpidem oral spray had a comparable PK profile to the Ambien® tablet but with a more rapid time to detectable drug levels. In October 2006, we announced positive results from a pilot pharmacokinetic study comparing our formulation of Zolpidem Oral Spray to Ambien® tablets. In the study, 10 healthy male volunteers received Zolpidem Oral Spray or Ambien® tablets in 5mg or 10mg doses. For fasting subjects, fifteen minutes after dosing, 80% of subjects using Zolpidem Oral Spray achieved blood concentrations of greater than 20 ng/ml, compared to 33% of subjects in the 5mg Ambien® tablet group and 40% of subjects in the 10mg Ambien® tablet group. The difference between the oral spray groups and tablet groups was statistically significant (p=0.016). Twenty ng/ml is a level generally believed to approximate the lower limit of the therapeutic range for zolpidem. Additionally, drug concentrations were measured at five and ten minutes post-dosing. At these early time points, the oral spray groups achieved drug levels five-to-thirty times greater than subjects in the corresponding tablet groups. These differences were also statistically significant. Zolpidem oral spray has the potential to provide patients with the meaningful benefit of faster onset of sleep as compared to existing sleep remedies should future studies validate the already completed Pilot PK study. We are currently targeting a NDA submission for our zolpidem product candidate in the first half of calendar 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

•

Sumatriptan oral spray. Sumatriptan is the active ingredient in Imitrex® which is the largest selling migraine remedy marketed by GlaxoSmithKline, or GSK. A pilot PK study of our sumatriptan oral spray with 9 healthy subjects, completed in the second half of calendar 2004, suggested that the formulation achieved plasma concentrations of sumatriptan in the therapeutic range. In September 2006 we announced positive results from an additional pilot pharmacokinetic study, with our oral spray formulation of sumatriptan which demonstrated that sumatriptan oral spray achieves a statistically significant increase in absorption rate as compared with Imitrex® tablets. The rate of drug absorption is believed to be the most important predictor of the degree and speed of migraine relief. Sumatriptan oral spray was evaluated in a four-arm, crossover pharmacokinetic study comparing 50mg Imitrex® tablets to 20mg and 30mg of the oral spray in 10 healthy male volunteers under fasting conditions. At least 90% of subjects receiving sumatriptan oral spray had detectable drug levels at three minutes post-dosing, while at the same timepoint, only 10% of subjects receiving 50mg Imitrex® tablets had detectable drug levels. These differences are statistically significant.  At 3 to 6 minutes post dosing, all oral spray groups had statistically significantly higher mean concentration levels compared to 50mg Imitrex® tablets.   Using published data for the currently marketed Imitrex® nasal spray as a proxy for therapeutic blood levels, we observed that by 6 minutes post-dosing, 100% of the 20mg oral spray users achieved these critical plasma concentration levels while none of the subjects from the Imitrex® tablet group did so by this timepoint. This result was also statistically significant.  Furthermore, the study indicates up to a 50% increase in relative bioavailability of oral spray in comparison to the Imitrex® tablet.  Additionally, the pharmacokinetics of 20mg oral spray after a meal were evaluated. Sumatriptan oral spray was well tolerated.

While Imitrex® nasal spray was not included in this clinical study, the following represents a discussion of the results of our clinical study as compared to published data for Imitrex® nasal spray. Time to the first peak plasma concentration of sumatriptan -- which represents drug absorbed directly across the oral mucosa -- was approximately 70% faster with the 20mg oral spray than what has been reported in the literature for the same dose of the Imitrex® nasal spray (6 min. vs. 20 min.).  The mean concentration level achieved during this critical first phase of absorption is approximately 30% greater for the oral spray than what was observed in published studies of the nasal spray (10.9 ng/mL vs. 8.5 ng/mL).  Relative bioavailability after administration of 20mg oral spray appears to be greater than published estimates for the same dose of the Imitrex® nasal spray.

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

We will also support our partners, as necessary, with the following product candidates and opportunities although we do not expect to devote a significant amount of corporate resources to such activities:

•

Zensana™ (ondansetron oral spray). Ondansetron is the active ingredient in Zofran®, the leading anti-emetic marketed by GSK. Our partner for Zensana™, Hana Biosciences, is overseeing all clinical development and regulatory approval activities for this product in the U.S. and Canada. We believe that Zensana™ is the only multidose oral spray product candidate currently in development which utilizes a spray technology to deliver full doses of ondansetron to patients experiencing chemo and radiotherapy-induced nausea and vomiting. Ondansetron, a selective blocking agent of the hormone serotonin, is an FDA-approved drug that is commonly used in tablet form to prevent chemotherapy and radiation-induced and post-operative nausea and vomiting. Many patients receiving chemo- and radiation therapy have difficulty swallowing and are potentially unable to tolerate other forms of ondansetron and other therapies intended to prevent nausea and vomiting, known as anti-emetics. The convenience of drug delivery via a spray may offer a desirable alternative to tablets and other forms of ondansetron. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences submitted its NDA on June 30, 2006 and such NDA was accepted for review by the FDA in August 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar 2007.  However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™ as a result thereof.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA, and that it plans to re-direct the development plan for Zensana™ using our patent-protected European formulation of the product.  Subject to the successful scale-up and manufacturing tests of our European formulation of ondansetron, Hana Biosciences expects to conduct the appropriate clinical trials and re-file the NDA for Zensana™ in 2008. Because we rely upon Hana Biosciences to develop and file the NDA for Zensana™ we can give no assurances as to the amount of delay resulting from Hana Biosciences’ re-directing the development plan relating to Zensana™ or that Hana Biosciences will be able to re-file the NDA for Zensana™ in 2008, if at all, and ultimately receive final FDA approval. We will receive a milestone payment from Hana Biosciences upon final approval from the FDA. In addition, we will receive royalty payments based upon a percentage of net sales.  We retain the rights to our ondansetron oral spray outside of the U.S. and Canada.

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

BUSINESS DEVELOPMENT

To date, we have entered into license agreements with (i) Hana Biosciences, for the development and marketing rights in the U.S. and Canada for our ondansetron oral spray, (ii) Par, for the marketing rights in the U.S. and Canada for our nitroglycerin lingual aerosol, (iii) Manhattan Pharmaceuticals, in connection with propofol, and (iv) Velcera, in connection with veterinary applications for currently marketed veterinary drugs. Lindsay A. Rosenwald, M.D., a significant stockholder, directly and indirectly, of us, is the Chairman and sole shareholder of Paramount BioCapital, Inc., Paramount. In the regular course of its business and the business of its affiliates, and outside of its arrangement with us, Paramount and/or its affiliates identify, evaluate and pursue investment opportunities in biomedical and pharmaceutical products, technologies and companies. In addition, as of March 1, 2007, Dr. Rosenwald may be deemed to beneficially own approximately 14% of our outstanding common stock (assuming exercise of certain warrants beneficially owned by Dr. Rosenwald). Dr. Rosenwald and Paramount may be deemed to be our affiliates. Dr. Rosenwald and Paramount may also be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera and Hana Biosciences.

We intend to pursue additional strategic alliances, as well as to consider fully developing and commercializing product candidates internally. We have added two new central nervous system product candidates to our development pipeline, tizanidine oral spray for spasticity and ropinirole oral spray for Parkinson’s disease. We intend to file NDA’s on these products during 2008, with commercialization targeted for 2009. We intend to enter into additional license agreements and strategic alliances, including:

•	Marketing partners outside of North America for Zensana™, for which we retain marketing rights outside of North America;
•	Marketing partners for our zolpidem oral spray and sumatriptan oral spray, to commercialize these products assuming that we are successful in attaining approval for these products from the FDA; and
•	Additional marketing partners and strategic alliances as may be appropriate for future products in our development pipeline.

AGREEMENT WITH HANA BIOSCIENCES, INC.

In October 2004, we entered into a 20-year license and development agreement with Hana Biosciences. Hana Biosciences will develop and market our oral spray version of ondansetron, a leading anti-emetic for preventing chemotherapy-induced nausea and vomiting. Under the agreement, Hana Biosciences has exclusive rights to market, sell and distribute our ondansetron oral spray in the U.S. and Canada. We are entitled to receive milestone payments at several junctures of development, including completion of a pharmacokinetic study, filing of an IND, FDA acceptance of the NDA and NDA approval. In August 2005, our license and development agreement with Hana Biosciences was amended to transfer the responsibility to Hana Biosciences of selecting and managing a contract manufacturer who will provide clinical and commercial quantities of the ondansetron oral spray product. Double-digit royalties on net sales of the product may be due to us if and when the product launches. In October 2004, in exchange for $1 million, Hana Biosciences purchased 400,000 newly issued shares of our common stock, at a price of $2.50 per share, and has issued to us, for no additional consideration, 73,121 shares of its common stock, valued at $500,000 based upon the average price of Hana Biosciences’ common stock during the 10 business days prior to the effective date of the agreement ($6.84 per share).

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

AGREEMENT WITH VELCERA PHARMACEUTICALS, INC. (FORMERLY VETCO)

In June 2004, we announced the granting of an exclusive worldwide 20-year license for our proprietary oral spray technology to Velcera, a veterinary company. We received an equity stake of 529,500 shares of common stock in Velcera, along with an upfront cash technology fee of $1,500,000 in September 2004. At the time of the signing of the agreement with Velcera it was determined that the Velcera common stock had a deminimus value. Such investment continues to be carried at its cost basis of $0 as of December 31, 2006. In February 2007, Velcera merged with Denali Sciences, Inc., a publicly reporting Delaware corporation. The common stock of Denali Sciences, Inc. is not traded on any stock exchange. The agreement, which amends an earlier agreement, provides that Velcera shall make certain milestone payments to us upon the achievement of key events associated with product development. Velcera will be obligated to make additional similar payments to us for each product developed by it, and double-digit royalty payments on product sales will be due to us. Products will be formulated by Velcera, at Velcera’s expense, and Velcera will fund all development and regulatory expenses.

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

PATENTED AND PATENT PENDING DELIVERY SYSTEMS

We have certain patents and pending patent applications for our oral spray delivery system. FDA approval is not a prerequisite for patent approval. The expected year of marketability of a given product candidate will vary depending upon the specific drug product with which the delivery system will be utilized. Each individual use of the delivery system will require registration with and/or approval by the FDA or other relevant health authority prior to marketability, and the amount of regulatory oversight required by the FDA or other regulatory agencies will also depend on the specific type of drug product for which the delivery system is implemented. Our aerosol and pump spray formulations release drugs in the form of a fine mist into the buccal portion of the mouth for rapid absorption into the bloodstream via the mucosal membranes. We believe that our proprietary drug delivery system could offer the following significant advantages: (i) more rapid delivery of drugs to the bloodstream allowing for quicker onset of therapeutic effects compared to conventional oral dosage forms; (ii) increased bioavailability of a drug by avoiding metabolism by the liver; (iii) improved drug safety profile by reducing the required dosage, including possible reduction of side effect; (iv) improved dosage reliability; (v) allowing medication to be taken without water; (vi) avoiding the need to swallow as is the case with many medications; and (vii) improved patient convenience and compliance. Drug absorption through the mucosal membranes of the mouth is rapid and minimizes the first-pass metabolism effect (i.e., total or partial inactivation of a drug as it passes through the gastrointestinal tract and liver).

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

Under the Federal Food, Drug and Cosmetic Act, or FFDCA, as amended (21 U.S.C. 301 et. seq.), a new drug may not be commercialized or otherwise distributed in the U.S. without the prior approval of the FDA or pursuant to an applicable exemption from the FFDCA.

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

We estimate that development of our new formulations of pharmaceutical products, including formulation, testing and submission of an NDA, generally takes two to three years for the Section 505(b)(2) NDA or ANDA Section 505(j) process. Development of products requiring additional clinical studies under full NDA’s, may take four to seven years. Our determination regarding the availability of ANDA’s or Section 505(b)(2) NDA’s for our product candidates under development may not be accurate and pre-marketing approval for our product candidates might not be obtained on a timely basis, if at all.

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

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (1) the required patent information has not been filed (paragraph I certification); (2) the listed patent has expired (paragraph II certification); (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration (paragraph III certification); or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product (paragraph IV certification). If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired and once any pediatric exclusivity expires. The Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.

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

Our partner, Hana Biosciences, submitted an NDA under Section 505(b)(2) for Zensana™ in June 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar 2007.  However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™ as a result thereof.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA, and that it plans to re-direct the development plan for Zensana™ using our patent-protected European formulation of the product.  Subject to the successful scale-up and manufacturing tests of our European formulation of ondansetron, Hana Biosciences expects to conduct the appropriate clinical trials and re-file the NDA for Zensana™ in 2008. Because we rely upon Hana Biosciences to develop and file the NDA for Zensana™ we can give no assurances as to the amount of delay resulting from Hana Biosciences’ re-directing the development plan relating to Zensana™ or that Hana Biosciences will be able to re-file the NDA for Zensana™ in 2008, if at all, and ultimately receive final FDA approval. The safety and efficacy of the drug is based on a demonstration of the bioequivalence of Zensana™ to oral ondansetron, marketed under the tradename Zofran®. This Zofran® formulation is protected by one unexpired patent, which is scheduled to expire in September 2011, and is subject to a period of pediatric exclusivity expiring in March 2012. Additionally, this Zofran® formulation was covered by another patent which, after pediatric exclusivity, expired in December 2006. Hana Biosciences’ Section 505(b)(2) NDA contained a paragraph III certification acknowledging that the now expired patent would expire in December 2006, and a paragraph IV certification to the patent which is due to expire in March 2012. Based on the paragraph IV certification, it is possible that the NDA holder or the patent owner will sue us and/or Hana Biosciences for patent infringement, and that the FDA will be prevented from approving our application until the earliest of 30 months, settlement of the lawsuit, or a decision in an infringement case that is favorable to us. Hana Biosciences has announced that it has not received any objections related to these patent certifications.

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

We are aware of several companies that are selling or developing oral spray products. Sciele Pharma Inc. (formerly First Horizon Pharmaceutical Corporation), headquartered in Alpharetta, Georgia, currently markets Nitrolingual® Pumpspray, a nitroglycerin oral spray which is an “air” propelled dispensing system (our nitroglycerin lingual spray is a “propellant” based dispensing system). Generex Biotechnology Corporation, based in Toronto, Canada, is developing an insulin formulation that is delivered directly into the mouth via its RapidMist™ device. This product was approved in Ecuador. They also state that they have begun research on four specific target molecules for their RapidMist™ delivery system: morphine, fentanyl, heparin and flu vaccine. Generex Biotechnology Corporation is listed as the assignee on 15 U.S. patents. RapidMist™ is a pending trademark of Generex Biotechnology Corporation. There are several other companies that we are aware of that market oral spray products containing vitamins and homeopathic ingredients. GW Pharmaceuticals plc, based in the UK, has developed a cannabinoid lingual spray called Sativex®. Sativex® was approved by Health Canada in April 2005 for the relief of neuropathic pain in Multiple Sclerosis, or MS, and was launched in Canada in June 2005 by Bayer HealthCare, who will exclusively market Sativex® in Canada. Sosei Co. Ltd. is developing an analgesic to be delivered suborally via a non-pressurized metered dose spray formulation.

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

PATENTS AND PROTECTION OF PROPRIETARY INFORMATION

We have applied for U.S. and foreign patent protection for our buccal spray delivery systems which are the primary focus of our development activities as well as for our delayed contact allergy topical formulations. Eight U.S. patents, three Canadian patents and fifty-one European patents have been issued. The fifty-one patents in Europe consist of three unique patents which have been issued in seventeen different countries. We have over 80 patent applications pending in the U.S. and overseas. Additional patent applications may not be granted, or, if granted, may not provide adequate protection to us. We also intend to rely on whatever protection the law affords to trade secrets, including unpatented know-how. Other companies, however, may independently develop equivalent or superior technologies or processes and may obtain patents or similar rights with respect thereto.

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

EMPLOYEES

As of March 1, 2007, we had 23 total employees, 21 of whom were full-time employees.

The names and ages of our Directors and Executive Officers as of the date of filing this Transition Report are set out below. All Directors are elected annually, to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Executive Officers are elected annually by the Board of Directors and serve at the Board of Directors’ pleasure. The Board of Directors has determined that the following individuals are the Executive Officers of the Company: Dr. Bergstrom, Dr. Egberts, Mr. Spicer and Dr. Zodda.

NAME	AGE	POSITION WITH THE COMPANY
Mark J. Baric	48	Director
Thomas E. Bonney	42	Director
Jan H. Egberts, M.D.	48	President, Chief Executive Officer and Director
William F. Hamilton, Ph.D.	67	Director
J. Jay Lobell	44	Director
Charles Nemeroff, M.D., Ph.D.	57	Director
Steven B. Ratoff	64	Director and Chairman of the Board of Directors
David H. Bergstrom, Ph.D.	52	Senior Vice President and Chief Operating Officer
Michael E. Spicer	53	Chief Financial Officer and Corporate Secretary
Deni M. Zodda, Ph.D.	54	Senior Vice President and Chief Business Officer

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. You may read and copy any document we file with the Commission at the Commission’s public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. Our Commission filings are also available to the public from the Commission’s Website at “http://www.sec.gov.” We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please send an e-mail to mspicer@novadel.com or contact Michael Spicer, our Chief Financial Officer at 25 Minneakoning Road, Flemington, New Jersey, 08822 or at 908-782-3431, ext. 2550.

We maintain a website at “http://www.novadel.com” (this is not a hyperlink; you must visit this website through an Internet browser). Our website and the information contained therein or connected thereto are not incorporated into this Transition Report on Form 10-K.

ITEM 1A. RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, elsewhere in this report, and in any documents incorporated in this report by reference.

RISKS RELATED TO OUR BUSINESS

WE ARE A PRE-COMMERCIALIZATION COMPANY, HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM THE SALE OF PRODUCTS TO DATE.

We are a pre-commercialization specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products and do not expect to receive such revenue in the near future. We have no material licensing or royalty revenue or products ready for sale or licensing in the marketplace. This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain U.S. Food and Drug Administration, or FDA, approval and achieve market acceptance of our proposed products and respond to competition. The filing of a New Drug Application, or NDA, with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. We are currently in the process of working with Par Pharmaceutical, Inc., or Par, to finalize the commercialization strategy for this product. We cannot be certain as to when to anticipate commercializing and marketing any of our product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future.

We had an accumulated deficit as of December 31, 2006 of approximately $48.3 million. We incurred losses in each of our last ten fiscal years, including net losses of approximately $3.8 million for the five months ended December 31, 2006, $10.1 million for the fiscal year ended July 31, 2006, $9.5 million for the fiscal year ended July 31, 2005 and $6.3 million for the fiscal year ended July 31, 2004. Additionally, we have reported negative cash flows from operations of approximately $1.8 million for the five months ended December 31, 2006, $8.9 million for the fiscal year ended July 31, 2006, $6.3 million for the fiscal year ended July 31, 2005, and $6.1 million for the fiscal year ended July 31, 2004. We anticipate that we will incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

WE WILL REQUIRE SIGNIFICANT CAPITAL FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION.

The research, development, testing and approval of our product candidates involve significant expenditures, and, accordingly, we require significant capital to fund such expenditures. Due to our small revenue base, low level of working capital and, until recently, our relative inability to increase the number of development agreements with pharmaceutical companies, we have been unable to pursue aggressively our product development strategy. Until and unless our operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from existing, current and future partners, and royalty payments from sales of approved drugs by partners. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. On December 27, 2006, we completed an equity financing in which we received gross proceeds of $14.2 million and approximate net proceeds of $13.1 million of which approximately $11.7 million was received in December 2006 and $1.4 million was received in January 2007. Given the current and desired pace of development of our product candidates, we estimate that we will have sufficient cash on hand to fund development of our product candidates through December 31, 2007. We may, however, choose to raise additional capital before December 31, 2007 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of our common stock or other securities. There can be no assurance that such capital will be available to us on favorable terms, or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

OUR ADDITIONAL FINANCING REQUIREMENTS COULD RESULT IN DILUTION TO EXISTING STOCKHOLDERS.

The additional financings we require may be obtained through one or more transactions which effectively dilute the ownership interests of our existing stockholders. Further, we may not be able to secure such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of our common stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. See “Risk Factors – Additional Authorized Shares of our Common Stock and Preferred Stock Available for Issuance May Adversely Affect the Market” for a description of certain rights of Paramount BioCapital Inc., or Paramount, that may negatively impact our ability to raise additional capital.

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

On November 3, 2006, we announced that the FDA has approved our NitroMist™ (nitroglycerin lingual aerosol) for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. NitroMist™ is our first approval that utilizes our proprietary oral spray technology.

Our partner in North America, Hana Biosciences, Inc., or Hana Biosciences, for our ondansetron oral spray product candidate is overseeing all clinical development and regulatory approval activities. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences submitted its NDA on June 30, 2006. Such NDA was accepted for filing by the FDA in August 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar 2007.  However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™ as a result thereof.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA, and that it plans to re-direct the development plan for Zensana™ using our patent-protected European formulation of the product.  Subject to the successful scale-up and manufacturing tests of our European formulation of ondansetron, Hana Biosciences expects to conduct the appropriate clinical trials and re-file the NDA for Zensana™ in 2008. Because we rely upon Hana Biosciences to develop and file the NDA for Zensana™ we can give no assurances as to the amount of delay resulting from Hana Biosciences’ re-directing the development plan relating to Zensana™ or that Hana Biosciences will be able to re-file the NDA for Zensana™ in 2008, if at all, and ultimately receive final FDA approval.

We completed pilot pharmacokinetic studies of certain of our product candidates during late calendar year 2004 and early calendar year 2005. These products are oral spray formulations of ondansetron, sumatriptan, propofol and zolpidem. In addition, in September and October 2006, we completed a pharmacokinetic study of our improved oral spray formulation of sumatriptan and zolpidem, respectively. The goal of these pilot pharmacokinetic studies is to determine whether or not a specific oral spray can achieve therapeutic blood levels of an active ingredient via administration through the oral mucosa. If desired therapeutic blood levels are not achieved, it could result in the need to reformulate the oral spray and/or to terminate work on a specific compound which would have a material adverse effect on our operations.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

Lindsay A. Rosenwald, M.D., a significant stockholder, directly and indirectly, of us, is the Chairman and sole shareholder of Paramount. In the regular course of its business and the business of its affiliates, and outside of its arrangement with us, Paramount and/or its affiliates identify, evaluate and pursue investment opportunities in biomedical and pharmaceutical products, technologies and companies. As of March 1, 2007, Dr. Rosenwald beneficially owns approximately 14% of our outstanding common stock (assuming exercise of certain warrants beneficially owned by Dr. Rosenwald). As such, Dr. Rosenwald and Paramount may be deemed to be our affiliates. Dr. Rosenwald has the ability to designate an individual to serve on our Board of Directors, or the Board, and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the American Stock Exchange, or AMEX, Mr. Lobell has been deemed to be an independent director by our Board as of September 15, 2006. Dr. Rosenwald and Paramount may also be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera and Hana Biosciences. In addition, Paramount has assisted us in the placement of shares in connection with various private placements. Refer to Note 5 “Related Party Transactions” of the Financial Statements included in this Transition Report on Form 10-K for the five months ended December 31, 2006 for additional information. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable in an arms length transaction from a person who is not an affiliate. Nevertheless, neither Dr. Rosenwald nor Paramount, nor their affiliates, are obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and we do not expect and our stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by Dr. Rosenwald or Paramount, or their affiliates, in the future will be made available to us. In addition, certain of our current officers and directors or any officers or directors hereafter appointed by us may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. Such other companies may have interests in conflict with our interests.

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of, and obtaining regulatory approvals for, our product candidates. We anticipate that marketing activities for our product candidates, whether by us or one or more of our licensees, if any, will not begin until the second half of calendar 2007 at the earliest. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. We are currently in the process of working with Par to finalize the commercialization strategy for this product. Accordingly, it is not anticipated that we will generate any revenues from royalties or sales of our product candidates until regulatory approvals are obtained, if ever, and marketing activities begin. Any one or more of our product candidates may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables. The failure or the delay of any one or more of our proposed product candidates to achieve commercial viability would have a material adverse effect on us.

WE HAVE NOT COMPLETED PRODUCT DEVELOPMENT.

We have not completed the development of our product candidates and we will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such product candidates must be obtained before the product candidates will become available for commercial sale. We do not anticipate generating material revenue from product sales until perhaps the second half of calendar 2007 at the earliest. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. We are currently working with Par to finalize the commercialization strategy for this product. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. We may not be able to successfully develop any one or more of our product candidates or develop such product candidates on a timely basis. Further, such product candidates may not be commercially accepted if developed. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of any product candidates, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our business and operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results and financial condition could be harmed.

We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and reports by our independent registered public accounting firm addressing these assessments and our internal controls. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock. As of the date of the filing of this Transition Report, we will have to comply with Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007.

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

We are aware of several companies that are selling or developing oral spray products. Sciele Pharma Inc. (formerly First Horizon Pharmaceutical Corporation), headquartered in Alpharetta, Georgia, currently markets Nitrolingual® Pumpspray, a nitroglycerin oral spray which is an “air” propelled dispensing system (our nitroglycerin lingual spray is a “propellant” based dispensing system). Generex Biotechnology Corporation, based in Toronto, Canada, is developing an insulin formulation that is delivered directly into the mouth via its RapidMist™ device. They also state that they have begun research on four specific target molecules for their RapidMist™ delivery system: morphine, fentanyl, heparin and flu vaccine. Generex Biotechnology Corporation is listed as the assignee on 15 U.S. patents. RapidMist™ is a pending trademark of Generex Biotechnology Corporation. There are several other companies that we are aware of that market oral spray products containing vitamins and homeopathic ingredients. GW Pharmaceuticals plc, based in the UK, has developed a cannabinoid lingual spray called Sativex®. Sativex® was approved by Health Canada in April 2005 for the relief of neuropathic pain in Multiple Sclerosis, or MS, and was launched in Canada in June 2005 by Bayer HealthCare, who will exclusively market Sativex® in Canada. Sosei Co. Ltd. is developing an analgesic to be delivered suborally via a non-pressurized metered dose spray formulation.

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

We expect to continue to spend significant amounts on the development of our product candidates and we expect our costs to increase as we continue to develop and ultimately commercialize our product candidates. We are devoting the majority of our internal research and development resources to the following product candidates:

•

NitroMist™ (nitroglycerin lingual aerosol). This product candidate is for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. We have partnered with Par, who has exclusive rights to market, sell and distribute NitroMist™ in the U.S. and Canada. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. We are currently working with Par to finalize the commercialization strategy for this product. We received a milestone payment from Par for FDA approval. We are currently in the process of working with Par to finalize the commercialization strategy for this product. In addition, we will receive royalty payments based upon a percentage of net sales.

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

•

Sumatriptan oral spray. Sumatriptan is the active ingredient in Imitrex® which is the largest selling migraine remedy marketed by GlaxoSmithKline, GSK. In September 2006, we announced positive study results of a pharmacokinetic study of our improved oral spray formulation of sumatriptan, a study which demonstrated that sumatriptan oral spray achieves a statistically significant faster rate of absorption than Imitrex® tablets. We are currently targeting a NDA submission for our sumatriptan product candidate in the second half of calendar 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008; however, we will not be able to launch this product candidate until after the expiration of the relevant Imitrex® patents and extensions thereof in February 2009.

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

We will also support our partners, as necessary, with the following product candidates and opportunities although we do not expect to devote a significant amount of resources to such activities:

•

Zensana™ (ondansetron oral spray). Ondansetron is the active ingredient in Zofran®, the leading anti-emetic marketed by GSK. Our partner for Zensana™, Hana Biosciences, is overseeing all clinical development and regulatory approval activities for this product in the U.S. and Canada. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences submitted its NDA on June 30, 2006. Such NDA was accepted for review by the FDA in August 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar 2007.  However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™ as a result thereof.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA, and that it plans to re-direct the development plan for Zensana™ using our patent-protected European formulation of the product.  Subject to the successful scale-up and manufacturing tests of our European formulation of ondansetron, Hana Biosciences expects to conduct the appropriate clinical trials and re-file the NDA for Zensana™ in 2008. Because we rely upon Hana Biosciences to develop and file the NDA for Zensana™ we can give no assurances as to the amount of delay resulting from Hana Biosciences’ re-directing the development plan relating to Zensana™ or that Hana Biosciences will be able to re-file the NDA for Zensana™ in 2008, if at all, and ultimately receive final FDA approval. We will receive a milestone payment from Hana Biosciences upon final approval from the FDA. In addition, we will receive royalty payments based upon a percentage of net sales.

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

Pursuant to the license and development agreement, as amended, that we entered into with Hana Biosciences, Hana Biosciences submitted an NDA under Section 505(b)(2) for Zensana™ in June 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar 2007.  However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™  as a result thereof.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA, and that it plans to re-direct the development plan for Zensana™ using our patent-protected European formulation of the product.  Subject to the successful scale-up and manufacturing tests of our European formulation of ondansetron, Hana Biosciences expects to conduct the appropriate clinical trials and re-file the NDA for Zensana™ in 2008. Because we rely upon Hana Biosciences to develop and file the NDA for Zensana™ we can give no assurances as to the amount of delay resulting from Hana Biosciences’ re-directing the development plan relating to Zensana™ or that Hana Biosciences will be able to re-file the NDA for Zensana™ in 2008, if at all, and ultimately receive final FDA approval.

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

The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions for which important legal principles are unresolved. To date, the U.S. Patent and Trademark Office, or USPTO, has not adopted a consistent policy regarding the breadth of claims that the USPTO allows in biotechnology patents or the degree of protection that these types of patents afford. As a result, there are risks that we may not develop or obtain rights to products or processes that are or may seem to be patentable.

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

Our partner, Hana Biosciences, submitted an NDA under Section 505(b)(2) for Zensana™ in June 2006. The safety and efficacy of the drug will be based on a demonstration of the bioequivalence of Zensana™ to oral ondansetron, marketed under the tradename Zofran®. This Zofran® formulation is protected by one unexpired patent, which is scheduled to expire in September 2011, and is subject to a period of pediatric exclusivity expiring in March 2012. Additionally, this Zofran® formulation was covered by another patent which, after pediatric exclusivity, expired in December 2006. Hana Biosciences’ Section 505(b)(2) NDA contained a paragraph III certification acknowledging that the now expired patent would expire in December 2006, and a paragraph IV certification to the patent which is due to expire in March 2012. Based on the paragraph IV certification, it is possible that the NDA holder or the patent owner will sue us and/or Hana Biosciences for patent infringement, and that the FDA will be prevented from approving our application until the earliest of 30 months, settlement of the lawsuit, or a decision in an infringement case that is favorable to us. Hana Biosciences has announced that it has not received any objections related to these patent certifications.

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

EVEN IF WE OBTAIN PATENTS TO PROTECT OUR PRODUCTS, THOSE PATENTS MAY NOT BE SUFFICIENTLY BROAD AND OTHERS COULD COMPETE WITH US.

We, and the parties licensing technologies to us, have filed various U.S. and foreign patent applications with respect to the products and technologies under our development, and the USPTO and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. Currently, we have eight patents which have been issued in the U.S. and 54 patents which have been issued outside of the U.S. Additionally, we have over 80 patents pending around the world. Our pending patent applications, those we may file in the future and those we may license from third parties, may not result in the USPTO or any foreign patent office issuing patents. Also, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against competitors.

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

INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES COULD LIMIT OUR ABILITY TO MARKET OUR PRODUCTS.

Our commercial success also significantly depends on our ability to operate without infringing the patents or violating the proprietary rights of others. The USPTO keeps U.S. patent applications confidential while the applications are pending. As a result, we cannot determine which inventions third parties claim in pending patent applications that they have filed. We may need to engage in litigation to defend or enforce our patent and license rights or to determine the scope and validity of the proprietary rights of others. It will be expensive and time consuming to defend and enforce patent claims. Thus, even in those instances in which the outcome is favorable to us, the proceedings can result in the diversion of substantial resources from our other activities. An adverse determination may subject us to significant liabilities or require us to seek licenses that third parties may not grant to us or may only grant at rates that diminish or deplete the profitability of the products to us. An adverse determination could also require us to alter our products or processes or cease altogether any related research and development activities or product sales.

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

WE ARE DEPENDENT ON EXISTING MANAGEMENT AND BOARD MEMBERS.

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

On September 28, 2005, the Board announced its appointment of Dr. Jan H. Egberts as our Chief Operating Officer, effective September 26, 2005, reporting to the Chairman of the Board. Dr. Egberts assumed the positions of President and Chief Executive Officer on December 23, 2005, was elected as a member of our Board and was named Chairman of the Board on January 17, 2006.

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

On April 24, 2006, Ms. Jean Frydman ceased to serve as Vice President, General Counsel and Corporate Secretary.

On September 15, 2006, our Board appointed Steven B. Ratoff as Chairman of the Board, with Dr. Egberts remaining a member of our Board.

On December 4, 2006, our Board appointed David H. Bergstrom, Ph.D. as Senior Vice President and Chief Operating Officer.

On January 4, 2007, Mr. Barry Cohen ceased to serve as Vice President, Business and New Product Development.

On February 2, 2007, we announced the election of Mr. Mark J. Baric as a member of our Board, effective February 1, 2007.

On February 22, 2007, our Board appointed Deni M. Zodda, Ph.D. as Senior Vice President and Chief Business Officer.

Our future success also will depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional personnel, including scientific, development and manufacturing staff.

RISKS RELATED TO OUR COMMON STOCK

WE ARE INFLUENCED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of March 1, 2007, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 16% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, Dr. Rosenwald has the ability to exert significant influence over the election of the Board and other matters submitted to our stockholders for approval. Dr. Rosenwald has the ability to designate an individual to serve on our Board and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the AMEX, Mr. Lobell has been deemed to be an independent director by our Board on September 15, 2006.

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
•

the occurrence of any of the risks set forth in these Risk Factors and other reports, including this Transition Report and other filings filed with the Securities and Exchange Commission from time to time.

Our common stock has been listed for quotation on the AMEX since May 11, 2004 under the symbol “NVD”. Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the 12-month period ended December 31, 2006, the closing price of our common stock has ranged from $1.11 to $1.90. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ended December 31, 2006, the average daily trading volume in our common stock was approximately 115,000 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of March 1, 2007, there were 59,395,732 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of March 1, 2007, we had outstanding stock options and warrants to purchase approximately 38.4 million shares of common stock, the exercise price of which range between $0.46 per share to $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

The following table provides an overview of our stock options and corresponding plans:

Plan	Shares Authorized	Options Outstanding at March 1, 2007	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	80,000	—	Plan Closed
1997 Stock Option Plan	500,000	100,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	3,098,000	7,000	—
2006 Equity Incentive Plan	6,000,000	3,867,000	2,033,000	—
Non-Plan	n/a	4,511,000	—	—

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

On July 20, 2006, we filed a shelf registration statement on Form S-3 registering for sale by us of up to 14,000,000 shares of our common stock. Such shelf registration statement was declared effective by the SEC on August 2, 2006. We may offer and sell such shares from time to time, in one or more offerings in amounts and at prices, and on terms determined at the time of the offering. Such offerings of our common stock may be made through agents we select or through underwriters and dealers we select. If we use agents, underwriters or dealers, we will name them and describe their compensation at the time of the offering. As of the filing date of this Transition Report, such shelf registration statement is no longer effective.

In December 2006, we sold securities in a private placement transaction resulting in the issuance of 9,823,983 shares of our common stock, and warrants to purchase 4,383,952 shares of our common stock. The sale of the shares of common stock and warrants resulted in gross proceeds to us of approximately $14.2 million, prior to offering expenses.

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

As of March 1, 2007, we have 59,395,732 shares of common stock issued and outstanding and approximately 38.4 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

THE SECURITIES ISSUED IN OUR DECEMBER 2006 PRIVATE PLACEMENT ARE RESTRICTED SECURITIES.

At the time of the offer and sale of the common stock (and the shares of common stock underlying the warrants) in our December 2006 private placement, the common stock was not registered under the Securities Act or the securities laws of any state. Accordingly, these securities may not be sold or otherwise transferred unless such sale or transfer is subsequently registered under the Securities Act and applicable state securities laws or unless exemptions from such registration are available. The registration statement covering these securities was declared effective by the SEC on January 26, 2007. Notwithstanding our registration obligations regarding these securities, investors may be required to hold these securities for an indefinite period of time. All investors who purchase these securities are required to make representations that it will not sell, transfer, pledge or otherwise dispose of any of the securities in the absence of an effective registration statement covering such transaction under the Securities Act and applicable state securities laws, or the receipt by us of an opinion of counsel to the effect that registration is not required.

WE WILL HAVE BROAD DISCRETION AS TO THE USE OF THE PROCEEDS FROM THE DECEMBER 2006 PRIVATE PLACEMENT AND MAY USE THE PROCEEDS IN A MANNER WITH WHICH YOU DISAGREE.

Our Board and management will have broad discretion over the use of the net proceeds of the December 2006 private placement. Stockholders may disagree with the judgment of the Board and management regarding the application of the proceeds of the December 2006 private placement. We cannot predict that investments of the proceeds will yield a favorable, or any, return.

WE MAY INCUR SIGNIFICANT COSTS FROM CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK VOLATILITY.

In the past, following periods of large price declines in the public market price of a company’s stock, holders of that stock occasionally have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring this type of lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit also could divert the time and attention of our management, which would hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

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

WE MAY BE OBLIGATED, UNDER CERTAIN CIRCUMSTANCES, TO PAY LIQUIDATED DAMAGES TO HOLDERS OF OUR COMMON STOCK.

We have entered into agreements with the holders of our common stock that requires us to continuously maintain as effective, a registration statement covering the underlying shares of common stock. Such registration statements were declared effective on January 26, 2007, May 30, 2006 and July 28, 2005 and must continuously remain effective for a specified term. If we fail to continuously maintain such a registration statement as effective throughout the specified term, we may be subject to liability to pay liquidated damages.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices, laboratory, and warehousing space are located at 25 Minneakoning Road, Flemington, New Jersey, known as the New Facility. The New Facility, constituting approximately 31,800 square feet, is occupied under a 10-year lease, expiring in August 2013. Presently, we are only occupying a portion of our space in the New Facility. Through the lease expiration date of December 31, 2005, we also occupied approximately 4,500 square feet of laboratory and office space at 31 Route 12 West, Flemington, New Jersey, known as the Old Facility, which also formerly housed our executive offices. During the five months ended December 31, 2006, we paid rent for the New Facility of approximately $184,000. During the fiscal year ended July 31, 2006, we paid rent for both facilities of approximately $495,000. The New Facility does not yet have a pilot manufacturing operation that meets current Good Manufacturing Practices, or cGMP, and would require additional investment in order to attain that capability. After the expiration of the lease on the Old Facility, we will either contract out manufacturing for our product candidates or we will have to invest additional funds in the New Facility in order to provide internal manufacturing capability. The manufacture of our product candidates is subject to cGMP prescribed by the Food & Drug Administration, or FDA, and pre-approval inspections by the FDA and foreign authorities prior to the commercial manufacture of any such products. See Item 1, “Business- Raw Materials and Suppliers” and Business-Government Regulations.”

ITEM 3. LEGAL PROCEEDINGS.

We are not a named party in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of stockholders, or the Annual Meeting, was held on January 16, 2007. A quorum of 40,510,140 shares or 82% of common stock was represented in person or by proxy out of a total of 49,351,749 shares of common stock issued and outstanding and entitled to vote at the Annual Meeting.

The matters that were voted on at the Annual Meeting were:

(A)

A proposal to elect the following persons to our Board of Directors to serve until the next Annual Meeting of Stockholders to be held in June 2007 and until their respective successors have been duly elected and qualified: Thomas E. Bonney; Jan H. Egberts, M.D.; William F. Hamilton, Ph.D.; J. Jay Lobell; Charles Nemeroff, M.D., Ph.D.; and Steven B. Ratoff.

(B)	A proposal to approve an amendment to our Certificate of Incorporation to increase the authorized shares of our common stock from 100,000,000 shares to 200,000,000 shares.

(C)	A proposal to ratify the selection of J.H. Cohn LLP as our independent registered public accounting firm for the transition period ending December 31, 2006.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of Common Stock
	For	Against/Withheld
Proposal
Thomas E. Bonney	40,339,833	170,307
Jan H. Egberts, M.D.	40,339,833	170,307
William F. Hamilton, Ph.D.	40,292,629	217,511
J. Jay Lobell	39,384,463	1,125,677
Charles Nemeroff, M.D., Ph.D.	40,318,912	191,228
Steven B. Ratoff	40,338,133	172,007

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Approve an amendment to our Certificate of Incorporation to increase the authorized shares of our common stock from 100,000,000 shares to 200,000,000 shares	39,524,986	21,225	0

	Number of Shares of Common Stock
Proposal	For	Against	Abstain
Ratification of the appointment of J.H. Cohn LLP, as our independent registered public accounting firm for the transition period ending December 31, 2006	40,444,644	20,057	15,445

Accordingly, our stockholders elected Thomas E. Bonney, Jan H. Egberts, M.D., William F. Hamilton, Ph.D., J. Jay Lobell, Charles Nemeroff, M.D., Ph.D. and Steven B. Ratoff to serve until our Annual Meeting of Stockholders scheduled to be held in June 2007 and until their respective successors have been duly elected and qualified. Our stockholders also approved the amendment to our Certificate of Incorporation to increase the authorized shares of our common stock from 100,000,000 shares to 200,000,000 shares and ratified the appointment of J.H. Cohn LLP, as our independent registered public accounting firm for the transition period ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the American Stock Exchange, or AMEX, under the ticker symbol “NVD” since May 11, 2004. The following table sets forth the range of high and low closing sales prices of our common stock as reported by the AMEX during the five months ended December 31, 2006 and for each fiscal quarter for the fiscal years ended July 31, 2006 and 2005.

	CLOSING SALE PRICES
	($)
	HIGH	LOW
FIVE MONTHS ENDED DECEMBER 31, 2006
First Quarter (August 1, 2006 through October 31, 2006)	1.35	1.13
Two Months Ended December 31, 2006	1.86	1.24

FISCAL 2006
First Quarter (August 1, 2005 through October 31, 2005)	1.85	1.21
Second Quarter (November 1, 2005 through January 31, 2006)	1.44	1.16
Third Quarter (February 1, 2006 through April 30, 2006)	1.90	1.22
Fourth Quarter (May 1, 2006 through July 31, 2006)	1.80	1.11

FISCAL 2005
First Quarter (August 1, 2004 through October 31, 2004)	1.95	1.28
Second Quarter (November 1, 2004 through January 31, 2005)	1.65	1.40
Third Quarter (February 1, 2005 through April 30, 2005)	1.48	1.12
Fourth Quarter (May 1, 2005 through July 31, 2005)	1.39	1.09

The last closing sales price of our common stock as reported on the AMEX on March 1, 2007 was $1.40. As of March 1, 2007, there were approximately 125 record holders of our common stock.

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

EQUITY COMPENSATION PLANS

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,154,000	$1.56	5,031,000
Equity compensation plans not approved by security holders	4,621,000	1.79	—
Total	8,775,000	$1.68	5,031,000

PERFORMANCE GRAPH

The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from July 31, 2001 through December 31, 2006 of an initial investment of $100 invested in (a) NovaDel Pharma Inc.’s common stock, (b) the Total Return Index for the AMEX Composite and (c) the Research Data Group (RDG) Microcap Pharmaceutical Index. Total Return Index values are prepared by the Research Data Group. The stock price performance is not included to forecast or indicate future price performance.

	7/01	7/02	7/03	7/04	7/05	7/06	12/06
NovaDel Pharma Inc.	$100.00	$309.09	$369.09	$310.91	$227.27	$218.18	$298.18
AMEX Composite	$100.00	$101.67	$114.19	$149.38	$199.71	$242.11	$260.30
RDG MicroCap Pharmaceutical	$100.00	$47.22	$77.64	$66.77	$61.73	$43.56	$45.94

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On December 29, 2006, we announced that we completed a private placement to certain institutional and accredited investors of an aggregate of 9,823,983 shares of the our common stock at a purchase price of $1.45 per share, and warrants to purchase up to approximately 3,929,593 shares of common stock, which will not be exercisable until the six (6) month anniversary of the date of issuance and shall expire five (5) years from the date they become exercisable, at an exercise price of $1.70 per share pursuant to a certain securities purchase agreement. We received gross proceeds equal to approximately $14.2 million, of which $12.8 million was received in December 2006 and $1.4 million in January 2007. Additionally, the registration statement filed on January 18, 2007 covering the resale of the securities, as required under the securities purchase agreement, was declared effective by the Securities and Exchange Commission on January 26, 2007. We intend to use the proceeds from this private placement to fund our research and development efforts as well as for general working capital.

Oppenheimer & Co. Inc., or Oppenheimer, acted as the lead placement agent for this private placement, with Griffin Securities, Inc., or Griffin, acting as co-placement agent.  The placement agents received compensation for acting as placement agents made up of cash compensation equal to 7% of the proceeds from the sale of the common stock, or approximately $997,000, and warrants to purchase shares of common stock equal to 5% of the shares of common stock purchased, subject to certain exclusions, or warrants to purchase 491,199 shares (such warrants have the same terms as those issued to the investors), plus expenses.

The securities sold in this private placement were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, based in part upon our reliance upon the truth and accuracy of each of the representations made by the purchasers in the Securities Purchase Agreement and that (i) all of the purchasers were “accredited” within the meaning of Rule 501(a); (ii) the transfer of the securities pursuant to the Securities Purchase Agreement were restricted by us in accordance with Rule 502(d); (iii) there were no non-accredited purchasers in the transaction within the meaning of Rule 506(b), after taking into consideration all prior purchasers under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (iv) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following Selected Financial Data should be read in conjunction with our Financial Statements and the related Notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Transition Report on Form 10-K. The data set forth below with respect to our Statements of Operations for the five months ended December 31, 2006 and for the fiscal years ended July 31, 2006, 2005 and 2004 and the Balance Sheet data as of December 31, 2006 and July 31, 2006 are derived from our Financial Statements which are included elsewhere in this Transition Report on Form 10-K and are qualified by reference to such Financial Statements and related Notes thereto. The data set forth below with respect to our Statements of Operations for the years ended July 31, 2003 and 2002 and the Balance Sheets data as of July 31, 2005, July 31, 2004, 2003 and 2002 are derived from our Financial Statements, which are not included elsewhere in this Transition Report. Our historical results are not necessarily indicative of future results of operations.

		Years Ended July 31,
STATEMENT OF OPERATIONS DATA:	Five months Ended December 31, 2006	2006	2005	2004	2003	2002
Total Revenues	$2,067,000	$1,890,000	$439,000	$466,000	$2,000	$339,000
Total Expenses	6,519,000	12,454,000	10,217,000	7,119,000	7,091,000	6,592,000
Loss from Operations	(4,452,000)	(10,564,000)	(9,778,000)	(6,653,000)	(7,089,000)	(6,253,000)
Interest Income	180,000	224,000	87,000	98,000	49,000	44,000
Income Tax Benefit	(467,000)	(256,000)	(241,000)	(214,000)	(84,000)	(88,000)
Net Loss	$($3,805,000)	$(10,084,000)	$(9,450,000)	$(6,341,000)	$(6,956,000)	$(6,121,000)

Basic and Diluted Loss Per Common Share	$(.08)	$(.23)	$(.27)	$(.24)	$(.45)	$(.54)
Weighted Average Number of Shares of Common Stock Used in Computation of Basic and Diluted Loss Per Share	49,522,000	43,000,000	34,808,000	26,269,000	15,419,000	11,361,000

		July 31,
BALANCE SHEET DATA:	December 31, 2006	2006	2005	2004	2003	2002
Cash, cash equivalents, and short-term investments	$20,276,000	$10,138,000	$8,223,000	$8,377,000	$3,086,000	$3,314,000
Total Assets	24,316,000	14,822,000	13,028,000	11,486,000	4,327,000	3,839,000
Total Current Liabilities	3,146,000	2,200,000	2,405,000	1,086,000	457,000	316,000
Total Liabilities	5,718,000	4,777,000	5,079,000	1,463,000	457,000	316,000
Accumulated deficit	(48,280,000)	(44,475,000)	(34,391,000)	(24,941,000)	(18,600,000)	(11,644,000)
Total Stockholders’ Equity	$18,598,000	$10,045,000	$7,949,000	$10,023,000	$3,870,000	$3,523,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and result of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Transition Report on Form 10-K. The discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Item 1A. “Risk Factors” of this Transition Report on Form 10-K, our actual results may differ materially from those anticipated in these forward looking statements.

GENERAL

NovaDel Pharma Inc. is a specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. Our oral spray therapeutics are administered by a novel application drug delivery system for presently marketed prescription, over-the-counter, or OTC, and veterinary drugs. This patented and patent-pending delivery system is an oral spray potentially enabling drug absorption through the oral mucosa, potentially increasing the benefits of clinically proven compounds, including more rapid absorption into the bloodstream than presently available oral delivery systems. Our proprietary delivery system potentially enhances and accelerates the onset of the therapeutic benefits within minutes of administration. Our development efforts for our proprietary novel drug delivery system are concentrated on making such system available for drugs that are already available and proven in the marketplace. We believe that our proprietary drug delivery system could offer the following significant advantages: (i) more rapid delivery of drugs to the bloodstream allowing for quicker onset of therapeutic effects compared to conventional oral dosage forms; (ii) increased bioavailability of a drug by avoiding metabolism by the liver; (iii) improved drug safety profile by reducing the required dosage, including possible reduction of side-effects; (iv) improved dosage reliability; (v) allowing medication to be taken without water; (vi) avoiding the need to swallow as is the case with many medications; and (vii) improved patient convenience and compliance. Currently, we have eight patents which have been issued in the U.S. and 54 patents which have been issued outside of the U.S. Additionally, we have over 80 patents pending around the world. We look for drug compounds that are off patent or are coming off patent in the near future, and we reformulate these compounds in conjunction with our proprietary drug delivery method.  Once reformulated, we file for new patent applications on these reformulated compounds that comprise our product candidates.  Our patent portfolio includes patents and patent applications with claims directed to the pharmaceutical formulations, methods of use and methods of manufacturing of a number of our product candidates.

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

On June 28, 2006, our Board of Directors approved a change of our fiscal year end from July 31 to December 31. Accordingly, the new fiscal year will begin on January 1 and end on December 31. We have filed this Transition Report on Form 10-K for the five months ended December 31, 2006.

Highlights for the five months ended December 31, 2006, and additionally through the date of filing of this Transition Report on Form 10-K, include the following product development and business achievements:

•

Announced that NitroMist™ (Nitroglycerin Lingual Aerosol) has been approved by the FDA for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. NitroMist™ is our first product approval utilizing its proprietary oral spray technology.

•

Announced positive study results of a pharmacokinetic study in humans of our oral spray formulation of sumatriptan, a study which demonstrated that sumatriptan oral spray achieves a statistically significant faster rate of absorption than Imitrex® (sumatriptan) tablets.

•

Announced positive study results of a pharmacokinetic study in humans of our oral spray formulation of zolpidem, a study which demonstrated that zolpidem oral spray achieves a statistically significant faster rate of absorption than Ambien® (zolpidem) tablets.

•	Announced the submission of a NDA for Zensana™ by NovaDel’s partner, Hana Biosciences, Inc., or Hana Biosciences, and the subsequent acceptance of such NDA by the FDA.

•

Announced that Hana Biosciences has notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there will be a delay in the FDA approval and commercial launch of Zensana TM .

•

Added two new central nervous system product candidates to our development pipeline, including tizanidine oral spray potentially for spasticity and ropinirole oral spray potentially for Parkinson’s disease.

•

Issued an additional patent in Canada which further strengthens our intellectual property position in the oral delivery of pharmaceuticals. The issued patents cover the use of multiple classes of drugs in oral sprays, including those for the treatment of pain, and for central nervous system disorders under our oral spray delivery system.

•	Completed a private placement in December 2006 of our common stock, raising gross proceeds of approximately $14.2 million.

•	Appointed Mr. Steven B. Ratoff as Chairman of the Board of Directors with Dr. Egberts remaining a member of the Board of Directors.

•	Appointed David H. Bergstrom, Ph.D. as Senior Vice President and Chief Operating Officer.

•	Appointed Deni M. Zodda, Ph.D. as Senior Vice President and Chief Business Officer.

•	Appointed Mr. Mark J. Baric as a member of the Board of Directors.

•	Announced that Mr. Barry C. Cohen will no longer serve as Vice President, Business and New Product Development.

Drug development in the U.S. and most countries throughout the world is a process that includes several steps defined by the U.S. Food and Drug Administration, or FDA, or comparable regulatory authorities in foreign countries. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit an NDA, which includes complete reports of pre-clinical, clinical and laboratory studies to prove such product’s safety and efficacy. Prior to submission of the New Drug Application, or NDA, it is necessary to submit an Investigational New Drug, or IND, to obtain permission to begin clinical testing of the new drug. Given that our current product candidates are based on a new technology for formulation and delivery of active pharmaceutical ingredients that have been previously approved and that have been shown to be safe and effective in previous clinical trials, we believe that we will be eligible to submit what is known as a 505(b)(2) NDA. We estimate that the development of new formulations of our pharmaceutical product candidates, including formulation, testing and submission of an NDA, will take two to three years for the 505(b)(2) NDA process and will require significantly lower investments in direct research and development expenditures than is the case for the discovery and development of new chemical entities. However, our estimates may prove to be inaccurate; or pre-marketing approval relating to our proposed products may not be obtained on a timely basis, if at all, and research and development expenditures may significantly exceed management’s expectations.

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

We expect to continue to spend significant amounts on the development of our product candidates and we expect our costs to increase as we continue to develop and ultimately commercialize our product candidates. Over the next fiscal year, we expect to devote the majority of our research and development resources to the following product candidates:

•

NitroMist™ (nitroglycerin lingual aerosol). This product candidate is indicated for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. We have partnered with Par Pharmaceutical, Inc., or Par, who has exclusive rights to market, sell and distribute NitroMist™ in the U.S. and Canada. On June 1, 2005, we received an approvable letter from the FDA regarding our NDA for NitroMist™. The FDA is not requiring any additional clinical studies for approval, but has requested that we complete certain manufacturing process validation commitments. On April 30, 2006, we submitted the additional documentation to the FDA for the manufacturing process validation commitments. On May 26, 2006, we announced that the FDA had accepted our submission regarding our NDA as a complete response and, further, that the FDA indicated a target date of November 3, 2006 for action on the submission. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™ for which we received a milestone payment from Par. We are currently working with Par to finalize the commercialization strategy for this product. We will receive royalty payments based upon a percentage of net sales.

•

Zolpidem oral spray. Zolpidem is the active ingredient in Ambien®, the leading hypnotic marketed by Sanofi-Aventis. We are currently targeting an NDA submission for our zolpidem product candidate in the first half of calendar 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

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

•

Tizanidine oral spray. Tizanidine is indicated for the treatment of spasticity, a symptom of several neurological disorders, including multiple sclerosis, spinal cord injury, stroke and cerebral palsy, which leads to involuntary tensing, stiffening and contracting of muscles. Tizanidine treats spasticity by blocking nerve impulses through pre-synaptic inhibition of motor neurons. This method of action results in decreased spasticity without a corresponding reduction in muscle strength. Because patients experiencing spasticity may have difficulty swallowing the tablet formulation of the drug, our tizanidine oral spray may provide patients suffering from spasticity with a very convenient solution to this serious treatment problem. We are currently targeting an NDA submission for our tizanidine product candidate in calendar 2008. If this timeline is met, we may obtain final approval from the FDA in calendar 2009.

•

Ropinirole oral spray. Ropinirole is indicated for the treatment of the signs and symptoms of idiopathic Parkinson's disease. Ropinirole oral spray is ideal for the geriatric population who may be suffering from dysphagia (difficulty swallowing); 85% of sufferers of Parkinson's are 65 years of age or older and it is estimated that 45% of elderly people have some difficulty in swallowing. Our formulation of ropinirole oral spray may represent a more convenient way for the patient or healthcare provider to deliver ropinirole to patients suffering stiffness and/or tremors. We are currently targeting a NDA submission for our ropinirole product candidate in calendar 2008. If this timeline is met, we may obtain final approval from the FDA in calendar 2009.

We will also support our partners, as necessary, with the following product candidates and opportunities although we do not expect to devote a significant amount of corporate resources to such activities:

•

Zensana™ (ondansetron oral spray). Ondansetron is the active ingredient in Zofran®, the leading anti-emetic marketed by GSK. Our partner for Zensana™, Hana Biosciences, is overseeing all clinical development and regulatory approval activities for this product in the U.S. and Canada. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences submitted its NDA on June 30, 2006 and such NDA was accepted for review by the FDA in August 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar 2007.  However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™ as a result thereof.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA, and that it plans to re-direct the development plan for Zensana™ using our patent-protected European formulation of the product.  Subject to the successful scale-up and manufacturing tests of our European formulation of ondansetron, Hana Biosciences expects to conduct the appropriate clinical trials and re-file the NDA for Zensana™ in 2008. Because we rely upon Hana Biosciences to develop and file the NDA for Zensana™ we can give no assurances as to the amount of delay resulting from Hana Biosciences’ re-directing the development plan relating to Zensana™ or that Hana Biosciences will be able to re-file the NDA for Zensana™ in 2008, if at all, and ultimately receive final FDA approval. We will receive a milestone payment from Hana Biosciences upon final approval from the FDA. In addition, we will receive royalty payments based upon a percentage of net sales.  We retain the rights to our ondansetron oral spray outside of the U.S. and Canada.

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

STOCK-BASED COMPENSATION – In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” SFAS 123R, which revises “Accounting for Stock-Based Compensation,” SFAS 123 and superseded Accounting Principles Board APB Opinion No. 25, “Accounting for Stock Issued to Employees,” APB 25, which provided for the use of the intrinsic value method of accounting for employees stock options. SFAS 123R required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that began after June 15, 2005. Under SFAS 123R, the use of the intrinsic value method and pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

We have adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, effective August 1, 2005 and have selected the Black-Scholes method of valuation for share-based compensation. SFAS 123R requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. For the five months ended December 31, 2006 and 2005, we recorded share-based compensation of approximately $498,000 or $0.01 per share and $520,000 or $0.01 per share, respectively. For the fiscal year ended July 31, 2006, we recorded share-based compensation expense of approximately $1.2 million or $0.03 per share. We will continue to incur share-based compensation charges in future periods. As of December 31, 2006, unamortized stock-based compensation expense of $2.7 million remains to be recognized, which is comprised of $1.9 million to be recognized over a weighted average period of 1.8 years, $0.2 million related to restricted stock to be recognized over a weighted average period of 3.0 years, and $0.6 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

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

RESULTS OF OPERATIONS

FIVE MONTHS ENDED DECEMBER 31, 2006 AND 2005

License fees and milestone fees earned from related parties for the five months ended December 31, 2006 were $2,067,000, as compared to $568,000 for the five months ended December 31, 2005. The increase is primarily due to milestone payments received in connection with our license and development agreements for Zensana™ with Hana Biosciences and NitroMist™ with Par Pharmaceuticals.

Consulting revenues from related parties for the five months ended December 31, 2006 were $0 as compared to $109,000 for the five months ended December 31, 2005. The decrease is primarily attributable to lower levels of revenue from Velcera related to veterinary products.

Research and development expenses for the five months ended December 31, 2006 were $3,396,000, as compared to $2,082,000 for the five months ended December 31, 2005. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the five months ended December 31, 2006 and 2005.

	2006	2005
NitroMist™	$602,000	$355,000
Zolpidem	1,216,000	380,000
Sumatriptan	109,000	118,000
Zensana™	—	221,000
Propofol	—	—
Alprazolam	—	—
Tizanidine	161,000	—
Ropinirole	43,000	—
Other research and development costs	467,000	283,000
Internal costs	798,000	725,000
Total research and development expenses	$3,396,000	$2,082,000

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

•

Zensana™ and Propofol - third-party direct project expenses relating to the development of Zensana™. As our partners, Hana Biosciences and Manhattan Pharmaceuticals, are overseeing all clinical development and regulatory approval activities for these product candidates, we do not expect to devote a significant amount of resources to these product candidates;

•

Alprazolam – third-party direct project expenses relating to the development of our alprazolam oral spray product candidate. We have determined that, in order to devote sufficient resources to other product candidates, it is appropriate to defer further efforts on alprazolam;

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the five months ended December 31, 2006 increased primarily as a result of the following items:

•	$247,000 increase related to the establishment of a reserve for certain raw materials and process validation batches for our NitroMist™ product candidate;

•	$836,000 increase primarily related to product development and clinical trial costs for our zolpidem product candidate;

•	$161,000 increase primarily related to product development costs for our tizanidine product candidate; and

•

$221,000 decrease related to clinical trail material costs for Zensana™ incurred during the five months ended December 31, 2005. Such costs did not recur during the five months ended December 31, 2006.

Consulting, selling, general and administrative expenses for the five months ended December 31, 2006 were $3,123,000 as compared to $3,347,000 for the five months ended December 31, 2005. Consulting, selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in consulting, selling, general and administrative costs is primarily related to lower payroll and other personnel related costs during the period, partially offset by higher costs associated with external consultants.

Total costs and expenses for the five months ended December 31, 2006 were $6,519,000 as compared to $5,429,000 for the five months ended December 31, 2005 primarily due to the increase in research and development expenses, partially offset by the decrease in selling general and administrative expenses noted above.

Interest income for the five months ended December 31, 2006 was $180,000 as compared to $67,000 for the five months ended December 31, 2005 due to higher average cash and short-term investment balances and a general increase in interest rates.

Income tax benefit for the five months ended December 31, 2006 was $467,000 as compared to $256,000 for the five months ended December 31, 2005. These increased income tax benefits resulted from the sale of our New Jersey Net Operating Losses.

The resulting net loss for the five months ended December 31, 2006 was $3,805,000 as compared to $4,429,000 for the five months ended December 31, 2005.

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

•

Zensana™ and Propofol - third-party direct project expenses relating to the development of Zensana™. As our partners, Hana Biosciences and Manhattan Pharmaceuticals, are overseeing all clinical development and regulatory approval activities for these product candidates, we do not expect to devote a significant amount of resources to these product candidates;

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

Research and development expenses increased approximately $1,334,000 to $3,826,000 from $2,492,000 for the fiscal year ended July 31, 2004. Research and development costs consist primarily of salaries and benefits, contractor fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. The increase in research and development expenses is primarily related to the following items:

•

Approximate $264,000 increase, primarily related to pharmacokinetic studies completed in the fiscal year ended July 31, 2005 for three of our priority product candidates, including (i) zolpidem (Ambien®); (ii) ondansetron (Zofran®); and (iii) alprazolam (Xanax®);

•	Approximate $670,000 increase, primarily related to outsourced manufacturing fees associated with process validation and method transfer activities for our NitroMist™ product candidate;

•

Approximate $630,000 increase due to higher payroll and allocated facility and administrative costs, primarily as a result of an increase in research and development-related personnel in the fiscal year ended July 31, 2005; and

•	Approximate $185,000 decrease in research and development-related consultants’ expense.

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

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of December 31, 2006 of $48,280,000 as compared to $44,475,000 as of July 31, 2006. We have had negative cash flow from operating activities of $1,782,000 for the five-months ended December 31, 2006, $8,855,000 for the fiscal year ended July 31, 2006, $6,258,000 for the fiscal year ended July 31, 2005, and $6,120,000 for the fiscal year ended July 31, 2004. As of December 31, 2006, we had working capital of approximately $18,200,000, as compared to working capital of $9,574,000 as of July 31, 2006, representing a net increase in working capital of approximately $8,626,000. As explained further below, such increase is primarily attributable to a net increase in cash and short-term investments. In December 2006, we closed a private placement of our common stock and warrants to purchase shares of our common stock involving the sale of 9,823,983 shares of common stock and warrants to purchase 3,929,593 shares of common stock. We received proceeds, net of offering costs, of $13,144,000 of which $11,749,000 was received in December 2006 and $1,395,000 million in January 2007.

Net cash used in operating activities was approximately $1,782,000 for the five months ended December 31, 2006, as compared to $3,873,000 for the five months ended December 31, 2005. The $2,091,000 decrease in net cash used in operating activities in the five months ended December 31, 2006 compared with 2005 is due to the following:

•

$624,000 decrease in net loss in the five months ended December 31, 2006 primarily due to an increase in revenues and an increase in income tax benefit, partially offset by higher research and development expenses;

•	$553,000 decrease in inventory in the five months ended December 31, 2006 primarily related to the establishment of reserve for certain raw materials and process validation batches for NitroMist™; and

•

$721,000 decrease in accounts payable in the five months ended December 31, 2005 primarily due to the payment of invoices included in accounts payable at July 31, 2005 related to the manufacturing and process development of NitroMist™.

In the five months ended December 31, 2006 and 2005, $760,000 and $2,432,000, respectively, was provided by investing activities, principally due to maturities of short-term investments, net of purchases of short-term investments.

Cash provided by financing activities was approximately $11,921,000 in the five months ended December 31, 2006, as compared to $0 in the five months ended December 31, 2005. This increase is primarily due to $11,749,000 in net proceeds received in December 2006 relating to our December 2006 private placement.

Until and unless our operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from existing, current and future partners, and royalty payments from sales of approved drugs by partners. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. On December 27, 2006, we completed a private placement of our common stock and warrants to purchase shares of common stock in which we received gross proceeds of $14.2 million and approximate net proceeds of $13.1 million, of which $11.7 million was received in December 2006 and $1.4 million was received in January 2007. Given the current and desired pace of development of our product candidates, we estimate that we will have sufficient cash on hand to fund development of our product candidates through December 31, 2007. We may, however, choose to raise additional capital before December 31, 2007 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of our common stock or other securities. There can be no assurance that such capital will be available to us on favorable terms, or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

CONTRACTUAL OBLIGATIONS

The following table sets forth our aggregate contractual cash obligations as of December 31, 2006.

			Payments Due By Period
	Total	<1 year	2-3 years	4-5 years	5 years +
Capital leases	$253,000	$125,000	$128,000	$—	$—
Operating leases	2,382,000	332,000	709,000	732,000	609,000
Employment agreements	1,463,000	885,000	578,000	—	—
Total contractual cash obligations	$4,098,000	$1,342,000	$1,415,000	$732,000	$609,000

We expect to continue to incur substantial additional operating losses from costs related to the continued development of our product candidates, clinical trials, and administrative activities. For a full discussion of risks and uncertainties regarding our need for additional financing, see Item 1A. “Risk Factors-We will Require Significant Capital for Product Development and Commercialization.”

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures or controls and other procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the period covered by this Transition Report on Form 10-K, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On March 23, 2007, we announced that our licensee for ondansetron oral spray, Hana Biosciences Inc., or Hana Biosciences, has notified us that it intends to re-direct the development plan for Zensana™ by using our patent-protected European formulation of the product. Zensana™ is an oral spray formulation of ondansetron targeted for the prevention of chemotherapy-, radiotherapy-induced and post-operative nausea and vomiting. Hana Biosciences announced its plan to withdraw, without prejudice, its pending New Drug Application, or NDA, for Zensana™ with the Food and Drug Administration. Subject to the successful scale-up and manufacturing tests of our European formulation of ondansetron, Hana Biosciences expects to conduct the appropriate clinical trials and re-file the NDA for Zensana™ in 2008.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain of the information required to be disclosed by this Item with respect to our executive officers is set forth under the caption “Executive Officers and Directors” contained in Part I, Item 1 of this Transition Report on Form 10-K.

Certain information required to be disclosed by this Item about our board of directors is incorporated in this Transition Report on Form 10-K by reference from the section entitled “Election of Directors,” and “Board of Directors and Committees” contained in our definitive proxy statement for our annual meeting of stockholders scheduled to be held in June 2007, which we intend to file within 120 days of the end of our transition period (December 31, 2006).

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Transition Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our annual meeting of stockholders scheduled to be held in June 2007, which we intend to file within 120 days of the end of our transition period (December 31, 2006).

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Business Conduct Policy, and other corporate governance matters is incorporated in this Transition Report on Form 10-K by reference from the section entitled “Meetings and Committees of our Board” contained in our definitive proxy statement related to our annual meeting of stockholders scheduled to be held in June 2007, which we intend to file within 120 days of the end of our transition period (December 31, 2006).

The text of our Business Conduct Policy, which applies to all of our directors, officers and employees is posted in the “Corporate Governance” section of our website, www.novadel.com. A copy of the Business Conduct Policy can be obtained free of charge on our website or can be obtained and will be provided to any person without charge upon written request to our Corporate Secretary at our executive offices, 25 Minneakoning Road, Flemington, New Jersey 08822. We intend to disclose on our website any amendments to, or waivers from, our Business Conduct Policy that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and American Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination” and “Directors Compensation” and “Compensation Committee Interlocks and Insider Participants” contained in our definitive proxy statement related to our annual meeting of stockholders scheduled to be held in June 2007, which we intend to file within 120 days of the end of our transition period (December 31, 2006).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to “Stock Ownership of Directors, Management and Certain Beneficial Owners” contained in our definitive proxy statement related to our annual meeting of stockholders scheduled to be held in June 2007, which we intend to file within 120 days of the end of our transition period (December 31, 2006).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to “Certain Relationships and Related Transactions” and “Independence of Directors” contained in our definitive proxy statement related to our annual meeting of stockholders scheduled to be held in June 2007, which we intend to file within 120 days of the end of our transition period (December 31, 2006).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to “Independent Registered Public Accounting Firm’s Fee Summary” contained in our definitive proxy statement related to our annual meeting of stockholders scheduled to be held in June 2007, which we intend to file within 120 days of the end of our transition period (December 31, 2006).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules:

1.	Financial Statements

The following financial statements and report of independent registered public accounting firm are included herein:

2.	Financial Statement Schedules

Not applicable.

3.	List of Exhibits

INDEX TO EXHIBITS

The following exhibits are included with this Transition Report on Form 10-K. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
3.1	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB, as filed with the SEC on June 14, 2004

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company	Filed herewith

3.3	Amended and Restated By-laws of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on September 9, 2005

4.1	Form of Class C Warrant for the Purchase of Shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 12, 2004

4.2	Form of Warrant issued to certain accredited investors and placement agents	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006

4.3	Form of Warrant issued to certain accredited investors and the placement agent	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007

10.1*	1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201)

10.2*	Form of Incentive Stock Option Agreement under the 1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201)

10.3*	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201)

10.4*	Form of Non-Qualified Option Agreement under the 1997 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201)

10.5*	1998 Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665)

10.6*	Form of Stock Option Agreement under the 1998 Stock Option Plan	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665)

10.7*	Form of Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665)

10.8	Common Stock and Warrant Purchase Agreement, dated December 12, 2001, by and among the Company and certain purchasers	Incorporated by reference to Exhibit A to the Schedule 13D as filed by Lindsay A. Rosenwald with the SEC on December 21, 2001

10.9	Amendment No. 1, dated January 6, 2002, to the Common Stock and Warrant Purchase Agreement dated December 12, 2001 between the Company and certain purchasers	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement of Form SB-2, as filed with the SEC on April 15, 2002 (File No. 333-86262)

10.10	Lease Agreement, dated March 19, 2003, by and between the Company and Macedo Business Park, II, L.L.C.	Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-QSB for the period ended April 30, 2003, as filed with the SEC on June 19, 2003

10.11	Amendment Number 1 to Lease Agreement dated March 19, 2003 between Macedo Business Park, II, L.L.C. and the Company, dated as of March 19, 2003	Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-QSB for the period ended April 30, 2003, as filed with the SEC on June 19, 2003

10.12	License and Development Agreement, effective as of April 4, 2003, by and between the Company and Manhattan Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on March 11, 2004

10.13	Development, Manufacturing and Supply Agreement, dated July 28, 2004, by and between the Company and Par Pharmaceutical, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on November 15, 2004

10.14	Second Amendment to License and Development Agreement, dated as of June 22, 2004, by and between the Company and the Veterinary Company, Inc.	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on November 15, 2004

10.15*	Employment Agreement, dated as of May 23, 2003, by and between the Company and Barry Cohen	Incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-QSB for the period ending April 30, 2003, as filed with the SEC on June 19, 2003

10.16*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005

10.17*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and William F. Hamilton	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005

10.18*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005

10.19*	Employment Agreement, dated as of December 20, 2004, by and between the Company and Michael Spicer	Incorporated by reference to Exhibit 10.35 of the Company’s Form 8-K, as filed with the SEC on December 23, 2004

10.20*	Amendment to Employment Agreement dated September 2, 2005, by and between the Company and Michael E.B. Spicer	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on September 9, 2005

10.21*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005

10.22*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and William F. Hamilton	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005

10.23*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005

10.24	Amendment No. 1 to License and Development Agreement dated as of August 8, 2005, by and between the Company and Hana Biosciences Inc.	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, as filed with the SEC on August 12, 2005

10.25*	Employment Agreement, dated as of September 26, 2005, by and between the Company and Jan H. Egberts, M.D.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on September 28, 2005

10.26*	Nonqualified Stock Option Agreement dated September 26, 2005, by and between the Company and Jan H. Egberts, M.D.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on September 28, 2005

10.27*	NovaDel Pharma Inc. 2006 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on January 23, 2006

10.28*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated December 14, 2005, by and between the Company and J. Jay Lobell	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006

10.29*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Thomas Bonney	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006

10.30*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and William Hamilton	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006

10.31*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006

10.32*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Steven Ratoff	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006

10.33	Form of Securities Purchase Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006

10.34	Registration Rights Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006

10.35	Placement Agent Agreement, dated March 15, 2006, by and between the Company, Griffin Securities, Inc. and Paramount BioCapital, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on April 20, 2006

10.36*	Employment Agreement dated December 4, 2006 by and between the Company and David H. Bergstrom, Ph.D.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006

10.37*	Incentive Stock Option Award between the Company and David H. Bergstrom dated December 4, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006

10.38*	Nonqualified Stock Option Award between the Company and David H. Bergstrom, dated December 4, 2006	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006

10.39	Securities Purchase Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2007

10.40	Placement Agent Agreement, dated as of November 21, 2006, by and between the Company and Oppenheimer & Co., Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2007

10.41*	Employment Agreement dated February 22, 2007 by and between the Company and Deni M. Zodda, Ph.D.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K, as filed with the SEC on February 28, 2007

10.42*	Incentive Stock Option Award between the Company and Deni M. Zodda dated February 22, 2007	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 28, 2007

10.43*	Nonqualified Stock Option Award between the Company and Deni M. Zodda dated February 22, 2007	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 28, 2007

10.44*	Amendment No. 2 to Employment Agreement dated March 12, 2007 by and between the Company and Michael E. Spicer	Filed herewith

10.45*	Amendment 2007-1 to the NovaDel Pharma Inc. 1998 Stock Option Plan dated March 2, 2007	Filed herewith

10.46*	Amendment 2007-1 to the NovaDel Pharma Inc. 2006 Equity Incentive Plan dated March 2, 2007	Filed herewith

21.1	Subsidiaries of the Registrant	The registrant has no subsidiaries

23.1	Consent of J.H. Cohn LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer under Rules 13a-14(a)	Filed herewith

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under 18 USC 1350	Filed herewith

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.
Date: March 26, 2007	By:	/S/ JAN H. EGBERTS
Jan H. Egberts, M.D.
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/S/ JAN H. EGBERTS	Director, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2007
Jan H. Egberts, M.D.

/S/ MICHAEL E. SPICER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2007
Michael E. Spicer

/S/ MARK J. BARIC	Director	March 26, 2007
Mark J. Baric

/S/ THOMAS E. BONNEY	Director	March 26, 2007
Thomas E. Bonney

/S/ WILLIAM F. HAMILTON	Director	March 26, 2007
William F. Hamilton, Ph.D.

/S/ J. JAY LOBELL	Director	March 26, 2007
J. Jay Lobell

/S/ CHARLES NEMEROFF	Director	March 26, 2007
Charles Nemeroff

/S/ STEVEN B. RATOFF	Director and Chairman of the Board	March 26, 2007
Steven B. Ratoff

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and

Board of Directors

NovaDel Pharma Inc.

We have audited the accompanying balance sheets of NovaDel Pharma Inc. as of December 31, 2006, July 31, 2006 and July 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the five months ended December 31, 2006 and for each of the years in the three-year period ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NovaDel Pharma Inc. as of December 31, 2006, July 31, 2006 and July 31, 2005, and its results of operations and cash flows for the five months ended December 31, 2006 and for each of the years in the three-year period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in the fiscal year ended July 31, 2006.

/s/ J.H. COHN LLP Roseland, New Jersey February 13, 2007

NOVADEL PHARMA INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2006, JULY 31, 2006 AND JULY 31, 2005

		July 31,
ASSETS	December 31, 2006	2006	2005
Current Assets:
Cash and cash equivalents	$16,586,000	$5,687,000	$4,680,000
Short-term investments	3,690,000	4,451,000	3,543,000
Accounts receivable from related parties, net of allowances: $54,000	—	—	108,000
Inventories	32,000	585,000	549,000
Investment in marketable equity security available for sale	466,000	560,000	—
Prepaid expenses and other current assets	572,000	491,000	306,000

Total Current Assets	21,346,000	11,774,000	9,186,000
Property and equipment, net	2,611,000	2,704,000	2,991,000
Other assets	359,000	344,000	351,000
Investment in non-marketable equity security, at cost	—	—	500,000

TOTAL ASSETS	$24,316,000	$14,822,000	$13,028,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	798,000	845,000	1,179,000
Accrued expenses and other current liabilities	2,061,000	1,111,000	1,064,000
Current portion of deferred revenue	162,000	162,000	162,000
Current portion of capitalized lease obligation	125,000	82,000	—
Total Current Liabilities	3,146,000	2,200,000	2,405,000

Non-current portion of deferred revenue	2,444,000	2,512,000	2,674,000
Non-current portion of capitalized lease obligation	128,000	65,000	—

Total Liabilities	5,718,000	4,777,000	5,079,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—	—
Common stock, $.001 par value:
Authorized 100,000,000 shares, Issued 58,358,818, 49,123,869 and 40,597,318 at December 31, 2006, July 31, 2006, and July 31, 2005, respectively	58,000	49,000	41,000
Additional paid-in capital	66,860,000	54,417,000	42,305,000
Accumulated deficit	(48,280,000)	(44,475,000)	(34,391,000)
Accumulated other comprehensive income (loss)	(34,000)	60,000	—
Less: Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)	(6,000)

Total Stockholders’ Equity	18,598,000	10,045,000	7,949,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,316,000	$14,822,000	$13,028,000

See accompanying notes to financial statements.

NOVADEL PHARMA INC.

STATEMENTS OF OPERATIONS

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2006 AND 2005

AND FOR THE YEARS ENDED JULY 31, 2006, 2005 AND 2004

	Five Months Ended
	December 31,		Year Ended July 31,
	2006	2005	2006	2005	2004
		(Unaudited)

License Fees and Milestone Payments Earned from Related Parties	$2,067,000	$568,000	$1,662,000	$141,000	$13,000

Consulting Revenues from Related Parties	—	109,000	228,000	298,000	453,000

Total Revenues	2,067,000	677,000	1,890,000	439,000	466,000

Research and Development Expenses	3,396,000	2,082,000	5,275,000	3,826,000	2,492,000

Consulting, Selling, General and Administrative Expenses	3,123,000	3,347,000	7,179,000	6,391,000	4,627,000

Total Expenses	6,519,000	5,429,000	12,454,000	10,217,000	7,119,000

Loss From Operations	(4,452,000)	(4,752,000)	(10,564,000)	(9,778,000)	(6,653,000)

Interest Income	180,000	67,000	224,000	87,000	98,000

Loss Before Income Tax Benefit	(4,272,000)	(4,685,000)	(10,340,000)	(9,691,000)	(6,555,000)

Income Tax Benefit	(467,000)	(256,000)	(256,000)	(241,000)	(214,000)

Net Loss	$(3,805,000)	$(4,429,000)	$(10,084,000)	$(9,450,000)	$(6,341,000)

Basic and Diluted Loss Per Common Share	$(.08)	$(.11)	$(.23)	$(.27)	$(.24)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Share	49,522,000	40,619,000	43,000,000	34,808,000	26,269,000

See accompanying notes to financial statements.

NOVADEL PHARMA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2006

AND FOR THE YEARS ENDED JULY 31, 2006, 2005 AND 2004

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
BALANCE, August 1, 2003	17,972,730	$18,000	$22,452,000	$(18,600,000)	$—	$—	$3,870,000
Stock issued in connection with private placements, net of costs	13,333,333	14,000	12,771,000	—	—	—	12,785,000
Stock issued to 2003 private investors in connection with reset provision	1,371,549	1,000	(1,000)	—	—	—	—
Stock issued for options and warrants exercised	413,825	—	451,000	—	—	(6,000)	445,000
Impact of variable plan accounting	—	—	(736,000)	—	—	—	(736,000)
Net Loss	—	—	—	(6,341,000)	—	—	(6,341,000)

BALANCE, July 31, 2004	33,091,437	33,000	34,937,000	(24,941,000)	—	(6,000)	10,023,000
Stock issued in connection with private placements, net of costs	6,733,024	7,000	6,302,000	—	—	—	6,309,000
Stock issued to Hana Biosciences Inc. per license agreement	400,000	—	636,000	—	—	—	636,000
Stock issued for options and warrants exercised	172,857	—	219,000	—	—	—	219,000
Stock issued for services	200,000	1,000	306,000	—	—	—	307,000
Warrants issued for services	—	—	11,000	—	—	—	11,000
Impact of variable plan accounting	—	—	(106,000)	—	—	—	(106,000)
Net Loss	—	—	—	(9,450,000)	—	—	(9,450,000)

BALANCE, July 31, 2005	40,597,318	41,000	42,305,000	(34,391,000)	—	(6,000)	7,949,000
Share-based compensation expense	—	—	1,201,000	—	—	—	1,201,000
Stock issued in connection with private placement, net of costs	8,092,796	8,000	10,585,000	—	—	—	10,593,000
Stock issued for options and warrants exercised	433,755	—	326,000	—	—	—	326,000
Comprehensive income (loss):
Unrealized gain on investment in marketable equity security	—	—	—	—	60,000	—	60,000
Net loss	—	—	—	(10,084,000)	—	—	(10,084,000)
Total comprehensive loss	—	—	—	—	—	—	(10,024,000)

BALANCE, July 31, 2006	49,123,869	49,000	54,417,000	(44,475,000)	60,000	(6,000)	10,045,000
Share-based compensation expense	100,000	—	498,000	—	—	—	498,000
Stock issued in connection with private placement, net of costs	8,862,069	9,000	11,740,000	—	—	—	11,749,000
Stock issued for options and warrants exercised	272,880	—	205,000	—	—	—	205,000
Comprehensive income (loss):
Unrealized loss on investment in marketable equity security	—	—	—	—	(94,000)	—	(94,000)
Net loss	—	—	—	(3,805,000)	—	—	(3,805,000)
Total comprehensive loss	—	—	—	—	—	—	(3,899,000)

BALANCE, December 31, 2006	58,358,818	$58,000	$66,860,000	$(48,280,000)	$(34,000)	$(6,000)	$18,598,000

See accompanying notes to financial statements.

NOVADEL PHARMA INC.

STATEMENTS OF CASH FLOWS

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2006 AND 2005

AND FOR THE YEARS ENDED JULY 31, 2006, 2005 AND 2004

	Five Months Ended
	December 31,		Year Ended July 31,
	2006	2005	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES		(Unaudited)

Net loss	$(3,805,000)	$(4,429,000)	$(10,084,000)	$(9,450,000)	$(6,341,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and warrants issued for services	—	—	—	318,000	—
Amortization of discount on short-term investments	(53,000)	—	—		—
Share-based compensation expense	498,000	520,000	1,201,000	—	—
Impact of variable plan accounting	—	—	—	(106,000)	(736,000)
Inventory reserve	551,000	—	55,000	—	—
Depreciation and amortization	286,000	202,000	583,000	380,000	222,000
Changes in operating assets and liabilities:
Accounts receivable from related parties	—	32,000	108,000	22,000	(128,000)
Inventories	2,000	6,000	(91,000)	(549,000)	—
Prepaid expenses and other current liabilities	(81,000)	(200,000)	(185,000)	(51,000)	(87,000)
Other assets	(15,000)	—	7,000	—	6,000
Accounts payable	(47,000)	(721,000)	(334,000)	938,000	102,000
Accrued expenses and other current liabilities	950,000	785,000	47,000	266,000	480,000
Deferred revenue	(68,000)	(68,000)	(162,000)	1,974,000	362,000
Net cash used in operating activities	(1,782,000)	(3,873,000)	(8,855,000)	(6,258,000)	(6,120,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(54,000)	(116,000)	(130,000)	(2,305,000)	(487,000)
Purchases of short-term and long-term investments	(1,310,000)	(1,300,000)	(5,751,000)	(5,180,000)	(9,560,000)
Maturities of short-term and long-term investments	2,124,000	3,848,000	4,843,000	9,155,000	2,042,000
Net cash provided by (used in) investing activities	760,000	2,432,000	(1,038,000)	1,670,000	(8,005,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through private placements	11,749,000	—	10,593,000	6,309,000	12,785,000
Proceeds from options and warrants exercised	205,000	—	326,000	219,000	445,000
Proceeds from shares of common stock issued to Hana Biosciences, Inc.	—	—	—	636,000	—
Payments of capitalized lease obligations	(33,000)	—	(19,000)	(62,000)	(25,000)
Net cash provided by financing activities	11,921,000	—	10,900,000	7,102,000	13,205,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,899,000	(1,441,000)	1,007,000	2,514,000	(920,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,687,000	4,680,000	4,680,000	2,166,000	3,086,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,586,000	$3,239,000	$5,687,000	$4,680,000	$2,166,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in Hana Biosciences, Inc. common stock received in connection with license agreement	$—	$—	$—	$500,000	$—
Equipment acquired under capitalized lease obligation	$139,000	$—	$166,000	$—	$87,000
Treasury stock acquired	$—	$—	$—	$—	$6,000

See accompanying notes to financial statements.

NOVADEL PHARMA INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS

NovaDel Pharma Inc. (the “Company”) is a specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. The Company’s oral spray therapeutics are administered by a novel application drug delivery system for presently marketed prescription, over-the-counter, or OTC, and veterinary drugs. The Company’s patented and patent-pending delivery system is an oral spray potentially enabling drug absorption through the oral mucosa, increasing the benefits of clinically proven compounds, including more rapid absorption into the bloodstream than presently available oral delivery systems.

Through December 31, 2006, the Company has entered into strategic license agreements with (i) Hana Biosciences Inc. (“Hana Biosciences”), for the marketing rights in the U.S. and Canada for the Company’s ondansetron oral spray, (ii) Par Pharmaceutical, Inc. (“Par”), for the marketing rights in the U.S. and Canada for the Company’s nitroglycerin oral spray, (iii) Manhattan Pharmaceuticals, Inc. (“Manhattan Pharmaceuticals”), in connection with propofol, and (iv) Velcera Pharmaceuticals, Inc. (“Velcera”), in connection with veterinary applications for currently marketed veterinary drugs.

On November 18, 2004, the Company entered into a manufacturing and supply agreement with INyX USA, Ltd. (“INyX”), whereby INyX manufactures and supplies the Company’s nitroglycerin lingual spray. For a five-year period that began November 18, 2004, INyX is the exclusive provider substantially worldwide of the nitroglycerin lingual spray to the Company.

On June 28, 2006, the Company’s Board of Directors approved a change of the Company’s fiscal year end from July 31 to December 31. Accordingly, the new fiscal year will begin on January 1 and end on December 31.

All financial information as of December 31, 2005 and for the five months ended December 31, 2005 included in the notes to the financial statements is unaudited.

NOTE 2 - LIQUIDITY AND BASIS OF PRESENTATION

The Company has reported a net loss of $3,805,000, $10,084,000, $9,450,000 and $6,341,000 and negative cash flows from operating activities of $1,782,000, $8,855,000, $6,258,000, and $6,120,000 for the five months ended December 31, 2006 and for the fiscal years ended July 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, the Company had working capital of $18,200,000, cash and cash equivalents of $16,586,000 and short-term investments of $3,690,000. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders, license payments from existing, current and future partners, and royalty payments from sales of approved drugs by partners. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. On December 27, 2006, the Company completed an equity financing in which it received proceeds, net of offering costs, of $13,144,000 of which $11,749,000 was received in December 2006 and $1,395,000 was received in January 2007. Given the current and desired pace of development of its product candidates, the Company estimates that it will have sufficient cash on hand to fund development of its product candidates through December 31, 2007. The Company may, however, choose to raise additional capital before December 31, 2007 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to the Company on favorable terms, or at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability, if ever.

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

CASH EQUIVALENTS AND INVESTMENTS - Cash equivalents include certificates of deposit and money market instruments with original maturities of three months or less when purchased. Investments include short-term investments and an investment in marketable common stock received from a licensee (See Notes 7 and 8). Short-term investments are carried at amortized cost, which approximates fair market value, and consist of certificates of deposit and US treasury securities with maturities when purchased greater than three months and less than one year.

FINANCIAL INSTRUMENTS - Financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values.

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

DEFINED CONTRIBUTION RETIREMENT PLANS - During January 2004, the Company established a 401(k) retirement plan that is available to all employees and requires matching contributions by the Company. During the five months ended December 31, 2006 and 2005 and the years ended July 31, 2006, 2005 and 2004, the Company contributed approximately $34,000, $39,000, $101,000, $101,000 and $56,000, respectively, to this plan. Prior to January 2004, the Company had a Simple IRA retirement plan, available to all employees that provided for contributions at management’s discretion. During the year ended July 31, 2004, the Company made contributions to this Simple IRA of approximately $37,000.

INVENTORIES - Inventories, consisting of raw materials, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

RECLASSIFICATION – Certain prior year amounts have been reclassified to conform to the current period’s presentation.

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

LOSS PER SHARE – Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share.” Basic loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. As of December 31, 2006, July 31, 2006, 2005 and 2004, there were 38.4 million, 30.7 million, 26.2 million and 20.0 million common shares, respectively, issuable upon exercise of options and warrants which were excluded from the diluted loss per common share computation. Subsequent to December 31, 2006, in accordance with its remuneration practices, the Company issued an additional 3.1 million stock options, including (i) 1.8 million to existing executive officers and directors; (ii) 0.8 million to new executive officers and directors; and (iii) 0.5 million to existing and new employees.

STOCK-BASED COMPENSATION - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revised “Accounting for Stock-Based Compensation,” (“SFAS 123”) and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), which provided for the use of the intrinsic value method of accounting for employees stock options. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that began after June 15, 2005. Under SFAS 123R, the use of the intrinsic value method and pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company adopted the provisions of SFAS 123R effective August 1, 2005 and selected the Black-Scholes method of valuation for share-based compensation. The Company adopted the modified prospective transition method which does not require restatement of prior periods. Instead, it requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended. The Company recorded share-based compensation of approximately $498,000, or $0.01 per share, and $520,000 or $0.01 per share for the five months ended December 31, 2006 and 2005, respectively, and $1,201,000, or $0.03 per share, for the fiscal year ended July 31, 2006. The Company will continue to incur share-based compensation charges in future periods. As of December 31, 2006, unamortized stock-based compensation expense of $2.7 million remains to be recognized, which is comprised of $1.9 million to be recognized over a weighted average period of 1.8 years, $0.2 million related to restricted stock to be recognized over a weighted average period of 3.0 years, and $0.6 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

As a result of cashless exercise provisions in our employee stock option agreements, the Company used variable accounting treatment under the Financial Accounting Standards Board’s Interpretation 44, for issued and outstanding stock options from January 2002 through July 2005. On October 20, 2004, the Company’s Board of Directors rescinded the cashless exercise provision for all of the Company’s outstanding option grants. Through July 31, 2005, variable plan accounting continued to be applied for approximately 310,000 outstanding options, for which option exercise prices were modified from the original agreement.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2006	July 31, 2006	July 31, 2005
Equipment	$2,407,000	$2,215,000	$1,912,000
Furniture and fixtures	455,000	455,000	455,000
Leasehold improvements	1,432,000	1,472,000	1,479,000
	4,294,000	4,142,000	3,846,000
Less: Accumulated depreciation and amortization	1,683,000	1,438,000	855,000
	$2,611,000	$2,704,000	$2,991,000

The Company had total fixed assets of $570,000 and inventories of $32,000 at the facilities of INyX as of December 31, 2006. Such assets are the property of the Company and cannot be used by INyX for any other business. In the event that the Company’s contract with INyX is terminated for any reason, such assets are to be returned to the Company. As of December 31, 2006, the Company had total gross fixed assets of $351,000, with an accumulated depreciation of $22,000, recorded under a capital lease.

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

LEGAL FEES - The Company has incurred legal fees charged by a former officer and director of the Company. These fees approximated $0 for the five months ended December 31, 2006 and 2005; and $0, $1,000 and $195,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

CONSULTING AGREEMENTS - Mr. John H. Klein’s, the former Chairman of the Company’s Board of Directors, consulting agreement ceased on January 31, 2004. The Company paid Mr. Klein approximately $0 for the five months ended December 31, 2006 and 2005; and $0, $1,000 and $186,000 for the years ended July 31, 2006, 2005 and 2004, respectively, pursuant to its consulting agreement with Mr. Klein (including finder fees relating to the Company’s licensing agreements).

In November 2005, the Company entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) and a Consulting Agreement (the “Consulting Agreement”) with Gary Shangold, M.D. Dr. Shangold is the former President and Chief Executive Officer of the Company. In December 2005, pursuant to the Separation Agreement, the Company paid Dr. Shangold a separation payment of $150,000. Pursuant to the Consulting Agreement, the Company paid Dr. Shangold $125,000 and $0 for the five months ended December 31, 2006 and 2005, respectively, and $175,000 for the fiscal year ended July 31, 2006.

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement is on a month-to-month basis and compensates Mr. Ratoff at a rate of $17,500 per month. Pursuant to this consulting arrangement, the Company paid Mr. Ratoff approximately $61,000 for the five months ended December 31, 2006. In March 2007, Mr. Ratoff’s monthly compensation was reduced to $10,000 to reflect his decreased day-to-day time involvement at the Company.

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

In October 2004, the Company entered into a license and development agreement (as amended in August 2005) with Hana Biosciences to develop and market the Company’s oral spray version of ondansetron. The agreement is an exclusive license for the U.S. and Canada.

Lindsay A. Rosenwald, M.D., a significant stockholder of the Company, may be deemed to be an affiliate of the Company, Manhattan Pharmaceuticals, Velcera, and Hana Biosciences. Companies affiliated with Dr. Rosenwald have provided financial and other services unrelated to the Company’s agreements with the parties to such agreements from time to time.

NOTE 6 - STOCKHOLDERS’ EQUITY

PRIVATE PLACEMENTS – In December 2006, the Company completed a private placement of 9,823,983 shares of common stock, at a purchase price of $1.45 per share and warrants to purchase up to approximately 3,929,593 shares of common stock at an exercise price of $1.70 per share. The Company received proceeds, net of offering costs, of $13,144,000 of which $11,749,000 was received in December 2006 and $1,395,000 was received in January 2007. As such, the Company issued 8,862,069 shares in December 2006 and 961,914 shares in January 2007 for this private placement.

Oppenheimer & Co. Inc. acted as the lead placement agent for this private placement, with Griffin Securities, Inc. acting as co-placement agent.  The placement agents received compensation for acting as placement agents made up of cash compensation equal to 7% of the proceeds from the sale of the common stock, or $997,000, and warrants to purchase shares of common stock equal to 5% of the shares of common stock purchased, subject to certain exclusions, or warrants to purchase 491,199 shares (such warrants have the same terms as those issued to the investors), plus expenses. On the date of grant, the warrants had an approximate fair value of $0.89 per warrant. The Company agreed to indemnify the placement agents against certain liabilities, including liabilities under the Securities Act of 1933, incurred in connection with the offering.

In April 2006, the Company closed a private placement of 8,092,796 shares of common stock and warrants to purchase a total of 2,427,839 shares of common stock with an exercise price of $1.60 per share of common stock. The Company received proceeds, net of offering costs, of approximately $10,593,000. Griffin Securities, Inc. and Paramount, a NASD broker-dealer, acted as the placement agents for this private placement. The placement agents were paid an aggregate fee for acting as placement agents of cash equal to 7% of the gross proceeds from the sale of the common stock, or $792,400, and warrants equal to 6% of the shares of common stock purchased, subject to certain exclusions, or warrants to purchase 468,329 shares of common stock. Such warrants have the same terms as those issued to the investors. On the date of grant, the warrants had an approximate fair value of $0.92 per warrant. The placement agents were also entitled to a non-accountable expense allowance of up to $55,000 as reimbursement for out of pocket expenses incurred in connection with the offering. The Company agreed to indemnify the placement agents against certain liabilities, including liabilities under the Securities Act of 1933, incurred in connection with the offering.

In May 2005, the Company closed a private placement of 6,733,024 shares of common stock and warrants to purchase a total of 2,356,559 shares of common stock, with an initial exercise price equal to $1.30 per share of common stock, subject to adjustment. The Company received net proceeds of approximately $6,309,000. In connection with the private placement, the Company paid a cash commission equal to 7% of the gross proceeds from the private placement, or approximately $495,000, to Paramount, who acted as its placement agent, and issued to Paramount a warrant to purchase 336,651 shares of common stock (the “Placement Warrant”). The Placement Warrant is exercisable at an initial exercise price equal to $1.30 per share (subject to adjustment). On the date of grant, the warrants had an approximate fair value of $0.66 per warrant. Paramount was also entitled to a non-accountable expense allowance of up to $50,000 to reimburse it for out-of-pocket expenses incurred in connection with the private placement. The Company agreed to indemnify Paramount against certain liabilities, including liabilities under the Securities Act of 1933, incurred in connection with the offering.

In January 2004, the Company completed a private placement and received net proceeds of $12,785,000 from the sale of a total of 140 units of the Company’s securities. Each unit consisted of 95,238 common shares, and 28,571 warrants. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $1.40 per share through January 2009. The sale price of each unit was $100,000. A total of 13,333,333 shares and approximately 4,000,000 warrants were issued. The securities were sold through Paramount. For its services as placement agent, the Company paid Paramount a commission of 7% of the aggregate amount raised, or approximately $1,000,000, and also issued to Paramount (and its designees) unit purchase options to purchase 1,330,303 shares of common stock at an exercise price of $1.40 per share and warrants to purchase an additional 399,091 shares of common stock at an exercise price of $1.40 per share. On the date of grant, the warrants had an approximate fair value of $0.88 per warrant. The Company also paid Paramount a non-accountable expense allowance of $25,000 to reimburse Paramount for its out-of- pocket expenses.

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

PREFERRED STOCK - The Company’s Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of Preferred Stock. None of the Preferred Stock has been designated or issued through December 31, 2006. The Board is authorized to issue shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion and voting rights, and terms of redemption and liquidation.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS - At December 31, 2006, the Company had employment agreements with four officers of the Company providing for an aggregate salary of $885,000, $300,000, and $278,000 in the years ending December 31, 2007, 2008 and 2009, respectively, excluding potential Company matching contributions to the officers’ 401(k) plan. The remaining terms of the officers’ employment agreements are outlined below. Generally in the event an officer is terminated prior to the end of such agreement, the officer is entitled to severance payments equal to the officer’s salary for the shorter of six months or the remaining term of the officer’s employment agreement.

The employment agreements with the Company’s officers are due to expire on the following schedule: Dr. Egberts’ agreement in September 2007, Mr. Spicer’s agreement in December 2007, Dr. Bergstrom’s agreement in December 2009, and Mr. Cohen’s agreement expired in May 2006. The employment agreement of Mr. Cohen automatically extends for additional one-year periods unless either party to the agreement advises the other to the contrary in writing at least 90 days prior to the expiration of the term. As of January 4, 2007, Mr. Cohen ceased to be an officer of the Company. On March 16, 2007, the Company and Mr. Cohen entered into a Separation Agreement and General Release (the Settlement/Release Agreement) pursuant to which the Employment Agreement between the Company and Mr. Cohen was terminated. The Settlement/Release Agreement will provide Mr. Cohen with payments of approximately $114,000 over a six-month period. In addition, Mr. Cohen will receive a bonus payment in the amount of $34,200 and a grant of 10,000 options for certain licensing agreements closed during 2006. Mr. Cohen is also entitled to a continuation of health benefits for a period of six months. Mr. Cohen released the Company from any further obligations related to his departure.

On February 22, 2007, the Company entered into an employment agreement with Dr. Deni Zodda which will expire on February 21, 2010. Dr. Zodda will be paid an annual base salary of $275,000. See Note 12.

All of the foregoing employment agreements provide for the potential issuance of bonuses based on certain factors. Such agreements also provide for the grant of options to purchase shares of the Company’s common stock.

LICENSE AND DEVELOPMENT AGREEMENTS - In April 2003, the Company entered into a license and development agreement with Manhattan Pharmaceuticals for the worldwide, exclusive rights to the Company’s proprietary oral spray technology to deliver propofol for pre-procedural sedation. The terms of the agreement call for certain milestone and other payments, the first $125,000 of which was partially received during June 2003. In November 2003, the Company received $375,000 from Manhattan Pharmaceuticals for license fees. The Company has included these license fees in deferred revenue and is recognizing these license fees over the 20-year term of the license. During the five months ended December 31, 2006 and 2005 and for the years ended July 31, 2006, 2005 and 2004, the Company invoiced Manhattan Pharmaceuticals approximately $0, $0, $0, $65,000 and $400,000, respectively, for the Company’s reimbursable expenses.

In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and will be recognized in income over the 20-year term of the agreement. In addition, the Company received an equity stake of 529,500 shares of common stock, approximately 15% at the time the shares were issued, in Velcera which did not have a material value. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. During the five months ended December 31, 2006 and 2005 and for the years ended July 31, 2006, 2005 and 2004, the Company invoiced Velcera approximately $0, $109,000, $228,000, $183,000, and $0, respectively, for reimbursable expenses. Additionally, during the year ended July 31, 2005, the Company invoiced Velcera $50,000 for a contractual milestone that was reached.

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

In October 2004, the Company entered into a license and development agreement pursuant to which the Company granted to Hana Biosciences an exclusive license to develop and market the Company’s oral spray version of ondansetron in the U.S. and Canada. Pursuant to the terms of the agreement, in exchange for $1,000,000, Hana Biosciences purchased 400,000 shares of the Company’s common stock at a per share price equal to $2.50, a premium of $.91 per share or $364,000 over the then market value of the Company’s common stock. The Company accounted for this premium as deferred revenue related to the license. In connection with the agreement, Hana Biosciences issued to the Company $500,000 worth of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share). The proceeds received from Hana Biosciences attributable to the premium are included in deferred revenue and are being recognized over the 20-year term of the agreement. The Company may receive additional license fees and royalties over the 20-year term of the agreement. During the five months ended December 31, 2006 and the fiscal year ended July 31, 2006, the Company received $1,000,000 and $1,500,000, respectively, in milestone payments from Hana Biosciences. During the five months ended December 31, 2006 and 2005 and for the years ended July 31, 2006, 2005, and 2004, the Company invoiced Hana Biosciences approximately $0, $0, $13,000, $84,000, and $0, respectively, for pass-through expenses incurred by the Company on behalf of Hana Biosciences.

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

CAPITAL LEASE OBLIGATIONS – As of December 31, 2006, the Company has aggregate capital lease obligations of $253,000 of which $125,000, $75,000, and $53,000 are scheduled to be paid in the years ending December 31, 2007, 2008, and 2009, respectively.

OPERATING LEASES - In March 2003, the Company entered into a 10-year lease for office, laboratory, manufacturing and warehouse space. During the first five years of the lease, the annual rent is approximately $332,000 plus a proportionate share of real estate taxes and common area charges. Beginning in the sixth year and continuing through the tenth year of the lease, the annual rent will be approximately $365,000 plus a proportionate share of real estate taxes and common areas. Through December 31, 2005, the Company occupied office and laboratory space at a second location. During the five months ended December 31, 2006 and 2005 and for the fiscal years ended July 31, 2006, 2005 and 2004, the Company paid rent of approximately $184,000, $223,000, $495,000, $521,000, and $477,000, respectively.

Future minimum rental payments subsequent to December 31, 2006 are as follows:

Years Ending December 31,

2007	$332,000
2008	$343,000
2009	$366,000
2010	$366,000
2011	$366,000
Thereafter	$609,000
$2,382,000

NOTE 8 – INVESTMENT IN EQUITY SECURITY

As explained in Note 7, in October 2004, as part of the license agreement with Hana Biosciences, the Company received $500,000 of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share at the date of the agreement). As a result of restrictions on its ability to sell the shares, the Company was required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to account for those shares using the cost method through October 2005 and thereafter as marketable equity securities. At December 31, 2006, the Company has classified the shares as available for sale and is recording changes in their value as part of its comprehensive income. Such shares had a market value of $466,000 at December 31, 2006 and, accordingly, the Company has included its $34,000 unrealized loss in accumulated comprehensive loss, a separate component of stockholders’ equity, as of December 31, 2006. At December 31, 2006, the Company believes the decrease in the fair value of these shares to be temporary and no charge for impairment in the statement of operations is required.

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following at December 31, 2006, July 31, 2006 and July 31, 2005:

	December 31, 2006	July 31, 2006	July 31, 2005

Accrued compensation	$503,000	$396,000	$383,000
Professional fees	229,000	70,000	244,000
Accrued milestone payments	312,000	312,000	312,000
Product development costs	782,000	112,000	—
Insurance premiums	178,000	127,000	—
Property and Equipment	—	—	70,000
Other	57,000	94,000	55,000
	$2,061,000	$1,111,000	$1,064,000

NOTE 10 - INCOME TAXES

The significant components of the Company’s net deferred tax asset are summarized as follows:

	December 31, 2006	July 31, 2006	July 31, 2005

Stock-based compensation	$560,000	$397,000	$—
Net operating loss carryforwards	14,828,000	14,511,000	10,671,000
Deferred revenue	1,043,000	1,070,000	1,196,000
Inventory reserve	242,000	—	—
Property and equipment	(157,000)	(157,000)	(36,000)
Other	182,000	49,000	21,000
Total gross deferred tax assets	16,698,000	15,870,000	11,852,000
Valuation allowance	(16,698,000)	(15,870,000)	(11,852,000)
Net deferred tax assets	$—	$—	$—

At December 31, 2006, the Company had federal and state net operating loss carryforwards for financial reporting and income tax purposes of approximately $39.9 million and $21.0 million, respectively, which can be used to offset current and future federal and state taxable income, if any, through 2026 and 2013, respectively. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided valuation allowances to offset its deferred tax assets due to the significant uncertainties related to its ability to generate future taxable income. The net increases in the total valuation allowance for the five months ended December 31, 2006 and for fiscal years ended July 31, 2006, 2005 and 2004 were $0.8 million, $4.0 million, $3.8 million and $2.7 million, respectively.

The tax benefits expected based on the Company’s pre-tax loss, utilizing the applicable statutory rates, have been reduced to an actual benefit of $467,000 and $256,000 in the five months ended December 31, 2006 and 2005, respectively; and $256,000 $241,000 and $214,000 in the fiscal years ended July 31, 2006, 2005 and 2004, respectively, due principally to the aforementioned increases in the valuation allowance. The benefit recognized in such fiscal years relates solely to the sale of certain of the Company’s state net operating loss carryforwards.

The following is a reconciliation of the income tax benefit computed at the statutory rate to the provision for income taxes:

	Five Months Ended
	December 31,				Year Ended July 31,
	2006		2005		2006		2005		2004
			(Unaudited)
Federal tax at statutory rate	(34.0%	)	(34.0%	)	(34.0%	)	(34.0%	)	(34.0%	)
State income tax	(6.0%	)	(6.0%	)	(6.0%	)	(6.0%	)	(6.0%	)
Other	(0.3%	)	—		—		0.3%		(4.5%	)
Sale of net operating losses	(10.9%	)	(5.5%	)	(2.5%	)	(2.5%	)	(3.3%	)
Increase in valuation allowance	40.3%		40.0%		40.0%		39.7%		44.5%
	(10.9%	)	(5.5%	)	(2.5%	)	(2.5%	)	(3.3%	)

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

SALE OF NET OPERATING LOSS CARRYFORWARDS: The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. The Company recorded an income tax benefit of $467,000 and $256,000 for the five months ended December 31, 2006 and 2005, respectively; and $256,000, $241,000 and $214,000 for the fiscal years ended July 31, 2006, 2005, and 2004, respectively, from the sale of its New Jersey net operating loss carryforwards. If still available under New Jersey law, the Company may attempt to sell its remaining New Jersey net operating loss carryforwards of $21.5 million as of December 31, 2006. The Company cannot estimate, however, what percentage of its saleable net operating loss carryforwards New Jersey will permit it to sell, how much money will be received in connection with the sale, if the Company will be able to find a buyer for its net operating loss carryforwards or if such funds will be available in a timely manner, or at all.

NOTE 11 - STOCK OPTIONS AND WARRANTS

At December 31, 2006, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan and the 2006 Equity Incentive Plan (the “Plans”). On January 17, 2006, the stockholders of the Company, upon recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock). The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares. These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant, and vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years. As of December 31, 2006, there were approximately 5.0 million shares available for issuance under the Plans. Subsequent to December 31, 2006, in accordance with its remuneration practices, the Company issued an additional 3.1 million stock options, including (i) 1.8 million to existing executive officers and directors; (ii) 0.8 million to new executive officers and directors; and (iii) 0.5 million to existing and new employees.

Information with respect to stock option activity for the five months ended December 31, 2006 and for the fiscal year ended July 31, 2006 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at August 1, 2005	6,474	$1.64	—	$—
Grants	3,280	1.58	—	—
Exercises	(360)	.75	—	—
Cancellations	(1,217)	1.66	—	—

Outstanding at July 31, 2006	8,177	$1.65	4.4	$492

Exercisable at July 31, 2006	4,710	$1.69	3.3	$492

Outstanding at August 1, 2006	8,177	$1.64	—	—
Grants	900	1.71	—	—
Exercises	(242)	$.75	—	—
Cancellations	(60)	1.56	—	—

Outstanding at December 31, 2006	8,775	$1.68	4.5	$1,203

Exercisable at December 31, 2006	5,313	$1.73	3.1	$973

The Company recorded share-based compensation for options using the fair value method required by SFAS 123R of approximately $498,000 or $0.01 per share, and $520,000 or $0.01 per share for the five months ended December 31, 2006 and 2005, respectively, and $1,201,000 or $0.03 per share, for the fiscal year ended July 31, 2006, which amounts are included in the Company’s net loss for each period.

During the five months ended December 31, 2006, the Company did not grant any additional stock options other than the December 2006 grant of 900,000 performance-based stock options which vest upon reaching certain milestones. Previously, the Company had not granted performance-based stock options. In addition, during the five months ended December 31, 2006, the Company granted 100,000 shares of restricted stock to an executive of the Company with a grant price equal to the fair market value on the date of grant, or $1.71 per share. The restricted stock vests ratably over a three-year period ending on the third anniversary of the grant, or December 4, 2009. Such performance-based stock options and restricted stock had a deminimus impact on the Company’s net loss for the five months ended December 31, 2006. As of December 31, 2006, unamortized stock-based compensation expense of $2.7 million remains to be recognized, which is comprised of $1.9 million to be recognized over a weighted average period of 1.8 years, $0.2 million related to restricted stock to be recognized over a weighted average period of 3.0 years, and $0.6 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants in the respective periods:

	Five Months Ended December 31,		Year Ended July 31,
	2006	2005	2006
		(Unaudited)
Expected volatility	60%	64%	64%
Dividend yield	0%	0%	0%
Expected term until exercise (years)	2.5	4.3	4.5
Risk-free interest rate	4.4%	4.1%	4.3%

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted was $0.63 and $0.86 during the five months ended December 31, 2006 and 2005, respectively, and $0.86 during the fiscal year ended July 31, 2006. The total intrinsic value of options exercised was $137,000 and $0 during the five months ended December 31, 2006 and 2005, respectively, and $261,000 for the fiscal year ended July 31, 2006.

At December 31, 2006, there were approximately 4.7 million non-plan options reserved for issuance.

The following table summarizes information related to warrants outstanding at December 31, 2006:

Price Range	Number of Warrants Outstanding and Exercisable 000’s	Remaining Contractual Life (Years)

$0.01 – 0.99	10,078	2.1
$1.00 – 1.99	15,775	3.5
$2.00	900	1.2
Totals	26,753

NOTE 12 – SUBSEQUENT EVENTS

On February 26, 2007, the Board of Directors (the “Board”) of the Company announced its appointment of Dr. Deni M. Zodda as the Company’s Chief Business Officer. There was no arrangement or understanding between Dr. Zodda and any other persons pursuant to which Dr. Zodda was appointed Chief Business Officer.

The Company and Dr. Zodda entered into an Employment Agreement, dated as of February 22, 2007 (the “Employment Agreement”). The term of the Employment Agreement commenced on February 22, 2007 and expires on February 21, 2010. The material terms of the Employment Agreement are set forth below. In addition, the Company and Dr. Zodda entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement, both dated as of February 22, 2007 (the “Option Agreements”), pursuant to which the Company granted to Dr. Zodda incentive stock options to purchase 68,027 shares of common stock of the Company and non-qualified stock options to purchase 598,973 shares of common stock of the Company. The material terms of the Option Agreements are also set forth below.

•	Base salary: Pursuant to the Employment Agreement, the Company will pay Dr. Zodda a base salary of $275,000 per annum, payable in equal semi-monthly installments (the “Base Salary”).

•

Bonuses: The Company shall pay Dr. Zodda a cash bonus of up to 30% of his Base Salary, provided, however, that such bonus shall be payable only upon the successful achievement of certain performance milestones related to Dr. Zodda’s role in the Company, which milestones shall be defined and enumerated by mutual agreement between Dr. Zodda and the President and Chief Executive Officer of the Company within the first month of Dr. Zodda’s employment with the Company, and again at the same time in each succeeding year during the term of the Employment Agreement. The amount of bonus paid to Dr. Zodda shall be increased or decreased from time to time at the discretion of the Compensation Committee of the Board.

•

Stock Options: Pursuant to the Employment Agreement, the Company granted Dr. Zodda incentive stock options to purchase 68,027 shares of common stock of the Company and non-qualified stock options to purchase 598,973 shares of common stock of the Company. Such option grants will have a term of ten (10) years. The stock options shall vest upon achievement of performance milestones; so that 22,676 incentive stock options and 200,324 non-qualified stock options will vest on the signing of a Board approved third party agreement for U.S. or worldwide rights of sumatriptan; 22,676 incentive stock options and 199,324 non-qualified stock options will vest on the signing of a Board approved third party agreement for U.S. or worldwide rights of zolpidem; and 22,675 incentive stock options and 199,325 non-qualified stock options will vest upon approval by the Board of any third party agreement whereby the Company obtains the right to develop a product incorporating an active pharmaceutical ingredient that is the subject of a then valid U.S. Patent (or in-process U.S. Patent Application) and already approved for sale by the U.S. Food and Drug Administration with sales in the U.S. of at least $100 million. Such options will expire on February 21, 2017. The exercise price of each option is $1.47 (the closing price of the Company’s common stock on February 22, 2007, as listed on the American Stock Exchange).

•

Severance: If Dr. Zodda’s employment is terminated by the Company prior to the expiration of the term of the Employment Agreement or if terminated by Dr. Zodda for Good Reason (as defined in the Employment Agreement). Dr. Zodda will receive certain severance payments and benefits, which vary depending upon the reason for the termination of the Employment Agreement, and which are fully described in the Employment Agreement attached hereto. In addition, upon termination, certain options will vest and certain options will be terminated either at the date of termination of the Employment Agreement or at a later date, varying in both cases, depending upon the reason for the termination, all as fully described in the Employment Agreement and the Option Agreements. If Dr. Zodda’s Employment Agreement were to not be renewed at the expiration of the term thereof by the Company, Dr. Zodda will receive certain severance payments and benefits, as fully described in the Employment Agreement, and all of his outstanding options will be deemed to be vested and will expire 90 days after the date of nonrenewal.

At the Company’s Annual Meeting of stockholders in January 2007, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000.

NOTE 13 – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Accounts	Balance Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance End of Year

Five months ended December 31, 2006
Allowance for doubtful accounts	$54,000	$—	$—	$—	$54,000
Deferred tax valuation allowance	15,870,000	828,000	—	—	16,698,000
Allowance for inventory obsolescence	55,000	551,000	—	—	606,000

Year ended July 31, 2006
Allowance for doubtful accounts	$54,000	$—	$—	$—	$54,000
Deferred tax valuation allowance	11,852,000	4,018,000	—	—	15,870,000
Allowance for inventory obsolescence	—	55,000	—	—	55,000

Year ended July 31, 2005
Allowance for doubtful accounts	$—	$54,000	$—	$—	$54,000
Deferred tax valuation allowance	8,001,000	3,851,000	—	—	11,852,000

Year ended July 31, 2004
Deferred tax valuation allowance	$5,300,000	$2,701,000	$—	$—	$8,001,000

NOTE 14 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly financial data for the five months ended December 31, 2006 and for the years ended July 31, 2006 and 2005 follows:

	Three Months Ended October 31, 2006	Two Months Ended December 31, 2006	Five Months Ended December 31, 2006

Total Revenues	$1,041,000	1,026,000	$2,067,000
Total Expenses	3,656,000	2,863,000	6,519,000
Loss from Operations	(2,615,000)	(1,837,000)	(4,452,000)
Interest Income	106,000	74,000	180,000
Income Tax Benefit	—	(467,000)	(467,000)

Net Loss	$(2,509,000)	$(1,296,000)	$(3,805,000)

Basic and Diluted Loss Per Common Share	$(.05)	$(.03)	$(.08)

Weighted Average Number of Shares of Common Stock Used in Computation of Basic and Diluted Loss Per Share	49,213,000	49,987,000	49,522,000

	Three Months Ended
	October 31, 2005	January 31, 2006	April 30, 2006	July 31, 2006	Fiscal Year Ended July 31, 2006

Total Revenues	$150,000	$541,000	$1,159,000	$40,000	$1,890,000
Total Expenses	2,768,000	3,658,000	3,307,000	2,721,000	12,454,000
Loss from Operations	(2,618,000)	(3,117,000)	(2,148,000)	(2,681,000)	(10,564,000)
Interest Income	43,000	30,000	19,000	132,000	224,000
Income Tax Benefit	—	(256,000)	—	—	(256,000)

Net Loss	$(2,575,000)	$(2,831,000)	$(2,129,000)	$(2,549,000)	$(10,084,000)

Basic and Diluted Loss Per Common Share	$(0.06)	$(0.07)	$(0.05)	$(0.05)	$(0.23)

Weighted Average Number of Shares of Common Stock Used in Computation of Basic and Diluted Loss Per Share	40,606,000	40,648,000	41,715,000	48,991,000	43,000,000

	Three Months Ended
	October 31, 2004	January 31, 2005	April 30, 2005	July 31, 2005	Fiscal Year Ended July 31, 2005

Total Revenues	$118,000	$124,000	$102,000	$95,000	$439,000
Total Expenses	2,396,000	2,928,000	2,758,000	2,135,000	10,217,000
Loss from Operations	(2,278,000)	(2,804,000)	(2,656,000)	(2,040,000)	(9,778,000)
Interest Income	22,000	13,000	14,000	38,000	87,000
Income Tax Benefit	—	(241,000)	—	—	(241,000)

Net Loss	$(2,256,000)	$(2,550,000)	$(2,642,000)	$(2,002,000)	$(9,450,000)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.08)	$(0.08)	$(0.05)	$(0.27)

Weighted Average Number of Shares of Common Stock Used in Computation of Basic and Diluted Loss Per Share	33,100,000	33,596,000	33,834,000	38,671,000	34,808,000

The sum of the quarters may not equal the full year basic and diluted loss per share since each period is calculated separately.

INDEX TO EXHIBITS

The following exhibits are included with this Transition Report on Form 10-K. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
3.1	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB, as filed with the SEC on June 14, 2004

3.2	Certificate of Amendment to Certificate of Incorporation of the Company	Filed herewith

3.3	Amended and Restated By-laws of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on September 9, 2005

4.1	Form of Class C Warrant for the Purchase of Shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 12, 2004

4.2	Form of Warrant issued to certain accredited investors and placement agents	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006

4.3	Form of Warrant issued to certain accredited investors and the placement agents	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007

10.1*	1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201)

10.2*	Form of Incentive Stock Option Agreement under the 1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201)

10.3*	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201)

10.4*	Form of Non-Qualified Option Agreement under the 1997 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201)

10.5*	1998 Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665)

10.6*	Form of Stock Option Agreement under the 1998 Stock Option Plan	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665)

10.7*	Form of Non-Qualified Stock Option Agreement	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665)

10.8	Common Stock and Warrant Purchase Agreement, dated December 12, 2001, by and among the Company and certain purchasers	Incorporated by reference to Exhibit A to the Schedule 13D as filed by Lindsay A. Rosenwald with the SEC on December 21, 2001

10.9	Amendment No. 1, dated January 6, 2002, to the Common Stock and Warrant Purchase Agreement dated December 12, 2001 between the Company and certain purchasers	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement of Form SB-2, as filed with the SEC on April 15, 2002 (File No. 333-86262)

10.10	Lease Agreement, dated March 19, 2003, by and between the Company and Macedo Business Park, II, L.L.C.	Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-QSB for the period ended April 30, 2003, as filed with the SEC on June 19, 2003

10.11	Amendment Number 1 to Lease Agreement dated March 19, 2003 between Macedo Business Park, II, L.L.C. and the Company, dated as of March 19, 2003	Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-QSB for the period ended April 30, 2003, as filed with the SEC on June 19, 2003

10.12	License and Development Agreement, effective as of April 4, 2003, by and between the Company and Manhattan Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on March 11, 2004

10.13	Development, Manufacturing and Supply Agreement, dated July 28, 2004, by and between the Company and Par Pharmaceutical, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on November 15, 2004

10.14	Second Amendment to License and Development Agreement, dated as of June 22, 2004, by and between the Company and the Veterinary Company, Inc.	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on November 15, 2004

10.15*	Employment Agreement, dated as of May 23, 2003, by and between the Company and Barry Cohen	Incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-QSB for the period ending April 30, 2003, as filed with the SEC on June 19, 2003

10.16*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005

10.17*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and William F. Hamilton	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005

10.18*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005

10.19*	Employment Agreement, dated as of December 20, 2004, by and between the Company and Michael Spicer	Incorporated by reference to Exhibit 10.35 of the Company’s Form 8-K, as filed with the SEC on December 23, 2004

10.20*	Amendment to Employment Agreement dated September 2, 2005, by and between the Company and Michael E.B. Spicer	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on September 9, 2005

10.21*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005

10.22*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and William F. Hamilton	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005

10.23*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005

10.24	Amendment No. 1 to License and Development Agreement dated as of August 8, 2005, by and between the Company and Hana Biosciences Inc.	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, as filed with the SEC on August 12, 2005

10.25*	Employment Agreement, dated as of September 26, 2005, by and between the Company and Jan H. Egberts, M.D.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on September 28, 2005

10.26*	Nonqualified Stock Option Agreement dated September 26, 2005, by and between the Company and Jan H. Egberts, M.D.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on September 28, 2005

10.27*	NovaDel Pharma Inc. 2006 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on January 23, 2006

10.28*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated December 14, 2005, by and between the Company and J. Jay Lobell	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006

10.29*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Thomas Bonney	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006

10.30*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and William Hamilton	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006

10.31*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006

10.32*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Steven Ratoff	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006

10.33	Form of Securities Purchase Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006

10.34	Registration Rights Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006

10.35	Placement Agent Agreement, dated March 15, 2006, by and between the Company, Griffin Securities, Inc. and Paramount BioCapital, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on April 20, 2006

10.36*	Employment Agreement dated December 4, 2006 by and between the Company and David H. Bergstrom, Ph.D.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006

10.37*	Incentive Stock Option Award between the Company and David H. Bergstrom dated December 4, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006

10.38*	Nonqualified Stock Option Award between the Company and David H. Bergstrom, dated December 4, 2006	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006

10.39	Securities Purchase Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2007

10.40	Placement Agent Agreement, dated as of November 21, 2006, by and between the Company and Oppenheimer & Co., Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 4, 2007

10.41*	Employment Agreement dated February 22, 2007 by and between the Company and Deni M. Zodda, Ph.D.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K, as filed with the SEC on February 28, 2007

10.42*	Incentive Stock Option Award between the Company and Deni M. Zodda dated February 22, 2007	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 28, 2007

10.43*	Nonqualified Stock Option Award between the Company and Deni M. Zodda dated February 22, 2007	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on February 28, 2007

10.44*	Amendment No. 2 to Employment Agreement dated March 12, 2007 by and between the Company and Michael E. Spicer	Filed herewith

10.45*	Amendment 2007-1 to the NovaDel Pharma Inc. 1998 Stock Option Plan dated March 2, 2007	Filed herewith

10.46*	Amendment 2007-1 to the NovaDel Pharma Inc. 2006 Equity Incentive Plan dated March 2, 2007	Filed herewith

21.1	Subsidiaries of the Registrant	The registrant has no subsidiaries

23.1	Consent of J.H. Cohn LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer under Rule 13a-14(a)	Filed herewith

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under 18 USC 1350	Filed herewith