Form 10-Q
period 2007-03-31
NOVADEL PHARMA INC
filed 2007-05-15
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, the issuer had 59,515,732 shares of common stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVADEL PHARMA INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

ASSETS	March 31, 2007 (unaudited)	December31, 2006
Current Assets:
Cash and cash equivalents	$9,997,000	$16,586,000
Short-term investments	8,673,000	3,690,000
Inventories	32,000	32,000
Investment in marketable equity security available for sale	140,000	466,000
Prepaid expenses and other current assets	545,000	572,000

Total Current Assets	19,387,000	21,346,000
Property and equipment, net	2,391,000	2,611,000
Other assets	359,000	359,000

TOTAL ASSETS	$22,137,000	$24,316,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,560,000	$798,000
Accrued expenses and other current liabilities	2,550,000	2,061,000
Current portion of deferred revenue	162,000	162,000
Current portion of capitalized lease obligations	128,000	125,000
Total Current Liabilities	4,400,000	3,146,000

Non-current portion of deferred revenue	2,487,000	2,444,000
Non-current portion of capitalized lease obligations	95,000	128,000

Total Liabilities	6,982,000	5,718,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 200,000,000 and 100,000,000 shares as of March 31, 2007 and December 31, 2006, respectively. Issued 59,445,732 and 58,358,818 shares at March 31, 2007 and December 31, 2006, respectively	59,000	58,000
Additional paid-in capital	68,806,000	66,860,000
Accumulated deficit	(53,704,000)	(48,280,000)
Accumulated other comprehensive loss	—	(34,000)
Less: Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)

Total Stockholders’ Equity	15,155,000	18,598,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,137,000	$24,316,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 30, 2006

(UNAUDITED)

	Three Months Ended
	March 31, 2007	April 30, 2006

License Fees and Milestone Payments Earned from Related Parties	$40,000	$1,041,000

Consulting Revenues from Related Parties	—	118,000

Total Revenues	40,000	1,159,000

Research and Development Expenses	3,097,000	1,571,000
General and Administrative Expenses	2,237,000	1,736,000

Total Operating Expenses	5,334,000	3,307,000

Loss From Operations	(5,294,000)	(2,148,000)

Other Loss	(360,000)	—

Interest Income, net	230,000	19,000

Net Loss	$(5,424,000)	$(2,129,000)

Basic and Diluted Loss Per Common Share	$(0.09)	$(0.05)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Share	59,264,000	41,715,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2006	58,358,818	$58,000	$66,860,000	$(48,280,000)	$(34,000)	$(6,000)	$18,598,000
Share-based compensation expense	—	—	458,000	—	—	—	458,000
Stock issued for options exercised	125,000	—	94,000	—	—	—	94,000
Stock issued in connection with private placement	961,914	1,000	1,394,000	—	—	—	1,395,000
Comprehensive income (loss):
Reclassification of unrealized loss on investment in marketable equity security to realized loss	—	—	—	—	34,000	—	34,000
Net loss	—	—	—	(5,424,000)	—	—	(5,424,000)
Total comprehensive loss	—	—	—	—	—	—	(5,390,000)

BALANCE, March 31, 2007	59,445,732	$59,000	$68,806,000	$(53,704,000)	$—	$(6,000)	$15,155,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 30, 2006

(UNAUDITED)

	Three Months Ended
	March 31, 2007	April 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,424,000)	$(2,129,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	458,000	259,000
Amortization of discount on short-term investments	(40,000)	—
Depreciation and amortization	176,000	161,000
Other than temporary impairment of investment in marketable equity security available for sale	360,000	—
Changes in operating assets and liabilities:
Accounts receivable from related parties	—	(42,000)
Inventories	—	(82,000)
Prepaid expenses and other current assets	27,000	186,000
Other assets	—	—
Accounts payable	762,000	(25,000)
Accrued expenses and other current liabilities	489,000	130,000
Deferred revenue	43,000	(40,000)
Net cash used in operating activities	(3,149,000)	(1,582,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Return of property and equipment	44,000	—
Purchases of short-term investments	(8,537,000)	—
Maturities of short-term investments	3,594,000	398,000
Net cash provided by (used in) investing activities	(4,899,000)	398,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through private placements	1,395,000	10,634,000
Proceeds from options exercised	94,000	80,000
Payments of capitalized lease obligations	(30,000)	—
Net cash provided by financing activities	1,459,000	10,714,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,589,000)	9,530,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,586,000	2,383,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,997,000	$11,913,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS

NovaDel Pharma Inc. (the “Company”) is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed drugs. The Company’s proprietary technology offers, in comparison to conventional oral dosage forms, the potential for faster absorption of drugs into the bloodstream leading to quicker onset of therapeutic effects and possibly reduced first pass liver metabolism, which may result in lower doses. Oral sprays eliminate the requirement for water or the need to swallow, potentially improving patient convenience and adherence.

Through March 31, 2007, the Company has entered into strategic license agreements with (i) Hana Biosciences Inc. (“Hana Biosciences”), for the marketing rights in the U.S. and Canada for the Company’s ondansetron oral spray, (ii) Par Pharmaceutical, Inc. (“Par”), for the marketing rights in the U.S. and Canada for the Company’s nitroglycerin oral spray, (iii) Manhattan Pharmaceuticals, Inc. (“Manhattan Pharmaceuticals”), in connection with propofol, and (iv) Velcera , Inc. (“Velcera”), in connection with veterinary applications for currently marketed veterinary drugs.

On November 18, 2004, the Company entered into a manufacturing and supply agreement with INyX USA, Ltd. (“INyX”), whereby INyX manufactures and supplies the Company’s nitroglycerin lingual spray. For a five-year period that began November 18, 2004, INyX is the exclusive provider substantially worldwide of the nitroglycerin lingual spray to the Company.

NOTE 2 – BASIS OF PRESENTATION AND LIQUIDITY

On June 28, 2006, our Board of Directors approved a change of our fiscal year end from July 31 to December 31. Accordingly, the new fiscal year began on January 1 and ends on December 31. We filed a Transition Report on Form 10-K for the five months ended December 31, 2006. As such, the end of the quarters in the new fiscal year does not coincide with the end of the quarters in the previous fiscal years. Due to significant costs, the Company is not recasting the quarterly data from the previous fiscal year as such costs would exceed any potential benefits. Instead, the Company is presenting financial statements and other financial information, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three months ended March 31, 2007 and the three months ended April 30, 2006, the most nearly comparable quarter from the previous fiscal year. There are no seasonal or other significant factors which affect comparability.

The balance sheet at December 31, 2006 has been derived from the audited balance sheet contained in the Company’s Transition Report on Form 10-K for the five months ended December 31, 2006, and is presented for comparative purposes. All other financial statements are unaudited. The condensed financial statements are presented on the basis of accounting principles generally accepted in the United States of America for interim financial statements. However, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the five months ended December 31, 2006.

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

The Company has reported a net loss of $5,424,000 and $2,129,000, and negative cash flows from operating activities of $3,149,000, and $1,582,000 for the three months ended March 31, 2007 and the three months ended April 30, 2006, respectively. As of March 31, 2007, the Company had working capital of $14,987,000, cash and cash equivalents of $9,997,000 and short-term investments of $8,673,000. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders, license payments from existing and future partners, and royalty payments from sales of approved drugs by partners. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. On December 27, 2006, the Company completed an equity financing in which it received proceeds, net of offering costs, of $13,144,000 of which $11,749,000 was received in December 2006 and $1,395,000 was received in January 2007. Given the current and desired pace of development of its product candidates, the Company estimates that it will have sufficient cash on hand to fund development of its product candidates through December 31, 2007. The Company may, however, choose to raise additional capital before December 31, 2007 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to the Company on favorable terms, or at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability, if ever.

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

NOTE 5 – LOSS PER SHARE

LOSS PER SHARE – Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share is the same as basic loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. As of March 31, 2007 and April 30, 2006, there were 37.3 million and 30.7 million common shares, respectively, issuable upon exercise of options and warrants which were excluded from the diluted loss per share computation.

NOTE 6 – STOCK-BASED COMPENSATION

At March 31, 2007, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan, as amended, and the 2006 Equity Incentive Plan, as amended, (the “Plans”). On January 17, 2006, the stockholders of the Company, upon the recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock). The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares. These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant, and vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years. As of March 31, 2007, there were approximately 2.1 million shares available for issuance under the Plans.

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective August 1, 2005 and selected the Black-Scholes method of valuation for share-based compensation. SFAS 123R requires that compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date.

Information with respect to stock option activity for the three months ended March 31, 2007 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	8,775	$1.68	—	$—
Grants	3,194	1.68	—	—
Exercises	(125)	.75	—	—
Cancellations	(1,248)	1.87	—	—

Outstanding at March 31, 2007	10,596	$1.67	6.1	$398

Exercisable at March 31, 2007	4,347	$1.68	3.5	$395

The Company recorded share-based compensation using the fair value method required by SFAS 123R of approximately $458,000 or $0.01 per share, and $259,000 or $0.01 per share for the three months ended March 31, 2007 and April 30, 2006, respectively, which amounts are included in the Company’s net loss for each period.

As of March 31, 2007, unamortized stock-based compensation expense of $5.2 million remains to be recognized, which is comprised of $4.1 million related to non-performance based stock options to be recognized over a weighted average period of 2.3 years, $0.2 million related to restricted stock to be recognized over a weighted average period of 2.7 years, and $0.9 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants in the respective periods:

	Three Months Ended
	March 31, 2007	April 30, 2006

Expected volatility	62%	66%
Dividend yield	0%	0%
Expected term until exercise (years)	4.9	6.5
Risk-free interest rate	4.8%	4.9%

The above table represents the weighted-average assumptions for all options granted during the three months ended March 31, 2007 and April 30, 2006. During the three months ended March 31, 2007, the Company granted 667,000 performance-based stock options. The Company used the following weighed average assumptions in determining the fair value for such performance-based options: expected volatility of 57%; dividend yield of 0%; expected term of 2.7 years; and risk-free interest rate of 4.6%.

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted was $0.94 and $1.09 during the three months ended March 31, 2007 and April 30, 2006, respectively. The total intrinsic value of options exercised was $95,000 and $67,000 during the three months ended March 31, 2007 and April 30, 2006, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

License and Development Agreements with Related Parties

In October 2004, the Company entered into a license and development agreement pursuant to which the Company granted to Hana Biosciences an exclusive license to develop and market the Company’s oral spray version of ondansetron in the U.S. and Canada. Pursuant to the terms of the agreement, in exchange for $1,000,000, Hana Biosciences purchased 400,000 shares of the Company’s common stock at a per share price equal to $2.50, a premium of $0.91 per share or $364,000 over the then market value of the Company’s common stock. The Company accounted for this premium as deferred revenue related to the license. In connection with the agreement, Hana Biosciences issued to the Company $500,000 worth of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share). The proceeds received from Hana Biosciences attributable to the premium are included in deferred revenue and are being recognized over the 20-year term of the agreement. The Company may receive additional license fees and royalties over the 20-year term of the agreement. In the three months ended March 31, 2007 and April 30, 2006, the Company received $0 and $1,000,000, respectively, in milestone payments from Hana Biosciences.

In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and will be recognized in income over the 20-year term of the agreement. In addition, the Company received an equity stake of 529,500 shares of common stock in Velcera which did not have a material value. Such investment continues to be carried at its cost basis of $0 as of March 31, 2007. In February 2007, Velcera merged with Denali Sciences, Inc., a publicly reporting Delaware corporation. The common stock of Denali Sciences, Inc. is not traded on any stock exchange. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. During the three months ended March 31, 2007 and April 30, 2006, the Company invoiced Velcera $0 and $118,000, respectively, for reimbursable expenses.

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

Other Related Party Transactions

In November 2005, the Company entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) and a Consulting Agreement (the “Consulting Agreement”) with Gary Shangold, M.D. Dr. Shangold is the former President and Chief Executive Officer of the Company. For the three months ended March 31, 2007 and April 30, 2006, pursuant to the Consulting Agreement, the Company paid Dr. Shangold $0 and $75,000, respectively.

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement is on a month-to-month basis and compensates Mr. Ratoff at a rate of $17,500 per month. In March 2007, Mr. Ratoff’s monthly compensation was reduced to $10,000 to reflect his decreased day-to-day time involvement at the Company. Pursuant to this consulting arrangement, the Company paid Mr. Ratoff approximately $49,000 for the three months ended March 31, 2007.

Other License and Development Agreements

In July 2004, the Company entered into a licensing agreement with Par for the exclusive right to market, sell and distribute nitroglycerin lingual spray in the U.S. and Canada. The Company has received upfront and milestone payments and may receive additional fees and royalty payments over the 10-year term of the license. The upfront payment has been included in deferred revenue and is being recognized in income over the 10-year term of the agreement.

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

NOTE 8 – INVESTMENT IN EQUITY SECURITY

As explained in Note 7, in October 2004, as part of the license agreement with Hana Biosciences, the Company received $500,000 of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share at the date of the agreement). As of March 31, 2007, such shares were classified as available for sale and had a market value of $140,000, as compared to their cost basis of $500,000. The Company has determined that the decline in value of this investment is other than temporary and has recorded a $360,000 impairment charge to the statement of operations, the only component of other loss, for the three months ended March 31, 2007 to establish a new cost basis for the investment as of March 31, 2007.

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

GENERAL

NovaDel Pharma Inc. is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed drugs. Our proprietary technology offers, in comparison to conventional oral dosage forms, the potential for faster absorption of drugs into the bloodstream leading to quicker onset of therapeutic effects and possibly reduced first pass liver metabolism, which may result in lower doses. Oral sprays eliminate the requirement for water or the need to swallow, potentially improving patient convenience and adherence. Our oral spray technology is focused on addressing unmet medical needs for a broad array of existing and future pharmaceutical products. Our most advanced oral spray candidates target angina, nausea, insomnia, migraine headaches and disorders of the central nervous system. We plan to develop these and other products independently and through collaborative arrangements with pharmaceutical and biotechnology companies. Currently, we have eight patents which have been issued in the U.S. and 54 patents which have been issued outside of the U.S. Additionally, we have over 80 patents pending around the world. We look for drug compounds that are off patent or are coming off patent in the near future, and we reformulate these compounds in conjunction with our proprietary drug delivery method.  Once reformulated, we file for new patent applications on these reformulated compounds that comprise our product candidates.  Our patent portfolio includes patents and patent applications with claims directed to the pharmaceutical formulations, methods of use and methods of manufacturing of a number of our product candidates.

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

On June 28, 2006, our Board of Directors approved a change of our fiscal year end from July 31 to December 31. Accordingly, our new fiscal year begins on January 1 and ends on December 31. We filed a Transition Report on Form 10-K for the five months ended December 31, 2006. As such, the end of the quarters in the new fiscal year does not coincide with the end of the quarters in the previous fiscal years. Due to the significant costs, the Company is not recasting the quarterly data from the previous fiscal year as such costs would exceed any potential benefits. Instead, we are presenting financial statements and other financial information, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three months ended March 31, 2007 and the three months ended April 30, 2006, the most nearly comparable quarter from the previous fiscal year. There are no seasonal or other significant factors which affect comparability.

Highlights for the three months ended March 31, 2007, and additionally through the date of filing of this Quarterly Report on Form 10-Q, include the following product development and business achievements:

•

Announced that Hana Biosciences has notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there will be a delay in the FDA approval and commercial launch of Zensana™ .

•

Issued an additional patent in Canada which further strengthens our intellectual property position in the oral delivery of pharmaceuticals. The issued patents cover the use of multiple classes of drugs in oral sprays, including those for the treatment of pain, and for central nervous system disorders under our oral spray delivery system.

•	Appointed Deni M. Zodda, Ph.D. as Senior Vice President and Chief Business Officer.

•	Appointed Mr. Mark J. Baric as a member of the Board of Directors.

•	Announced that Mr. Barry C. Cohen will no longer serve as Vice President, Business and New Product Development, and the execution of a related settlement/release agreement.

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

•

Zolpidem oral spray. Zolpidem is the active ingredient in Ambien®, the leading hypnotic marketed by Sanofi-Aventis. Previously, we were targeting an NDA submission for our zolpidem product candidate in the first half of calendar 2007; however, we have revised our target date for the NDA submission to be as soon as possible in the second half of 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

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

We will also support our partners, as necessary, with the following product candidates and opportunities:

•

Zensana™ (ondansetron oral spray). Ondansetron is the active ingredient in Zofran®, the leading anti-emetic marketed by GSK. Our partner for Zensana™, Hana Biosciences, is overseeing all clinical development and regulatory approval activities for this product in the U.S. and Canada. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences submitted its NDA on June 30, 2006 and such NDA was accepted for review by the FDA in August 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar 2007.  However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™ as a result thereof.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA, and that it plans to re-direct the development plan for Zensana™ using our patent-protected European formulation of the product.  Subject to the successful scale-up and manufacturing tests of our European formulation of ondansetron, Hana Biosciences expects to conduct the appropriate clinical trials and re-file the NDA for Zensana™ in 2008. Because we rely upon Hana Biosciences to develop and file the NDA for Zensana™ we can give no assurances as to the amount of delay resulting from Hana Biosciences’ re-directing the development plan relating to Zensana™ or that Hana Biosciences will be able to re-file the NDA for Zensana™ in 2008, if at all, and ultimately receive final FDA approval. We will receive a milestone payment from Hana Biosciences upon final approval from the FDA. In addition, we will receive royalty payments based upon a percentage of net sales.  We retain the rights to our ondansetron oral spray outside of the U.S. and Canada. In light of Hana’s recent announcement regarding the status of this product candidate, we devoted resources to this project during the three months ended March 31, 2007, including approximately $204,000 in third-party costs. Currently, we cannot estimate the amount of resources, if any, that we will devote to this product candidate in future periods.

•

Propofol oral spray. Propofol is the active ingredient in Diprivan®, a leading intravenous anesthetic marketed by AstraZeneca. We continue to support our partner, Manhattan Pharmaceuticals, Inc., or Manhattan Pharmaceuticals, who will oversee all clinical development and regulatory approval for this product candidate. Our partner has not provided guidance regarding the clinical and regulatory development plan for this product candidate. We do not expect to devote a significant amount of corporate resources to this product candidate.

•

Our veterinary initiatives are being carried out largely by our partner, Velcera, Inc., or Velcera. Our partner has not provided guidance regarding the clinical and regulatory development plan for the potential veterinary product candidates. We do not expect to devote a significant amount of corporate resources to this product candidate.

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

We have adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, effective August 1, 2005 and have selected the Black-Scholes method of valuation for share-based compensation. SFAS 123R requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. For the three months ended March 31, 2007 and April 30, 2006, we recorded share-based compensation of approximately $458,000 or $0.01 per share and $259,000 or $0.01 per share, respectively. We will continue to incur share-based compensation charges in future periods. As of March 31, 2007, unamortized stock-based compensation expense of $5.2 million remains to be recognized, which is comprised of $4.1 million related to non-performance based stock options to be recognized over a weighted average period of 2.3 years, $0.2 million related to restricted stock to be recognized over a weighted average period of 2.7 years, and $0.9 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are expensed as incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 30, 2006

License fees and milestone fees earned from related parties for the three months ended March 31, 2007 were $40,000, as compared to $1,041,000 for the three months ended April 30, 2006. The decrease is primarily due to a non-recurring milestone payment received in connection with our license and development agreement with Hana Biosciences in the three months ended April 30, 2006.

Consulting revenues from related parties for the three months ended March 31, 2007 were $0, as compared to $118,000 for the three months ended April 30, 2006. The decrease is due to lower revenue from Velcera for veterinary products.

Research and development expenses for the three months ended March 31, 2007 were $3,097,000, as compared to $1,571,000 for the three months ended April 30, 2006. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the three months ended March 31, 2007 and April 30, 2006.

	Three Months Ended
	March 31, 2007	April 30, 2006
NitroMist™	$170,000	$481,000
Zolpidem	1,665,000	174,000
Sumatriptan	116,000	221,000
Zensana™	204,000	—
Propofol	—	—
Tizanidine	48,000	—
Ropinirole	3,000	—
Other research and development costs	182,000	284,000
Internal costs	709,000	411,000
Total research and development expenses	$3,097,000	$1,571,000

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

•

Zensana™ and Propofol - third-party direct project expenses relating to the development of Zensana™ and our Propofol product candidate. As our partner for the Propofol product candidate, Manhattan Pharmaceuticals is overseeing all clinical development and regulatory approval activities, we do not expect to devote a significant amount of resources to this product candidate. Our partner for Zensana™, Hana Biosciences, is responsible and is overseeing all product development, clinical development and regulatory approval activities for this product candidate. In light of Hana’s recent announcement regarding the status of this product candidate, as described above, we devoted resources to this project during the three months ended March 31, 2007, including approximately $204,000 in third-party costs. Currently, we cannot estimate the amount of resources, if any, that we will devote to this product candidate in future periods.

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the three months ended March 31, 2007 increased primarily as a result of the following items:

•	$1,491,000 increase primarily related to product development costs for our Zolpidem product candidate, including costs for clinical trials and manufacturing preparedness;

•	$298,000 increase in internal costs primarily due to an increase in payroll and other compensation costs as of result of higher headcount; and

•

$311,000 decrease in costs associated with our NitroMist™ product candidate primarily due to process validation and method transfer activities in the three months ended April 30, 2006, which did not recur in the three months ended March 31, 2007.

General and administrative expenses for the three months ended March 31, 2007 were $2,237,000, as compared to $1,736,000 for the three months ended April 30, 2006. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The increase in general and administrative expenses is primarily attributable to the following partially offsetting items:

•	$200,000 increase in the non-cash charge for stock compensation expenses in the three months ended March 31, 2007 primarily due to a higher number of outstanding options; and

•	The remaining net increase, as a result of items of lesser significance, is primarily attributable to higher payroll and other compensation costs.

Primarily as a result of the factors described above, total operating expenses for the three months ended March 31, 2007 were $5,334,000, as compared to $3,307,000 for the three months ended April 30, 2006.

Other loss for the three months ended March 31, 2007 relates to a $360,000 non-cash charge to write-down an investment in a marketable equity security as we determined that the decline in market value was other than temporary.

Interest income for the three months ended March 31, 2007 was $230,000, as compared to $19,000 for the three months ended April 30, 2006 due to higher average cash and short-term investment balances.

The resulting net loss for the three months ended March 31, 2007 was $5,424,000, as compared to $2,129,000 for the three months ended April 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of March 31, 2007 of $53,704,000, as compared to $48,280,000 as of December 31, 2006. We have had negative cash flow from operating activities of $3,149,000 for the three months ended March 31, 2007, as compared to $1,582,000 for the three months ended April 30, 2006. As of March 31, 2007, we had working capital of approximately $14,987,000, as compared to $18,200,000 as of December 31, 2006, representing a net decrease in working capital of approximately $3,213,000. As explained further below, such decrease is primarily attributable to a net decrease in cash and short-term investments and an increase in accounts payable and accrued expenses and other current liabilities. In December 2006, we closed a private placement of our common stock and warrants to purchase shares of our common stock involving the sale of 9,823,983 shares of common stock and warrants to purchase 3,929,593 shares of common stock. We received proceeds, net of offering costs, of $13,144,000 of which $11,749,000 was received in December 2006 and $1,395,000 in January 2007.

Net cash used in operating activities was approximately $3,149,000 for the three months ended March 31, 2007, as compared to $1,582,000 for the three months ended April 30, 2006. The $1,567,000 increase in net cash used in operating activities in the three months ended March 31, 2007, as compared to the three months ended April 30, 2006 is primarily due to the following:

•

$3,295,000 increase in net loss in the three months ended March 31, 2007 compared with the three months ended April 30, 2006. As more fully described above, the decrease in the net loss is primarily due to a decrease in revenues and an increase in total expenses;

•

Aggregate $1,251,000 increase in accounts payable, and accrued expenses and other current liabilities in the three months ended March 31, 2007, primarily due to various product development activities completed for our zolpidem product candidate in the three months ended March 31, 2007;

•	$360,000 non-cash charge in the three months ended March 31, 2007 to write-down an investment in a marketable equity security; and

•	$199,000 increase in the non-cash charge for stock-based compensation expense for the three months ended March 31, 2007, as compared to the three months ended April 30, 2006.

Net cash used in investing activities was approximately $4,899,000 for the three months ended March 31, 2007, as compared to $398,000 provided by investing activities for the three months ended April 30, 2006. The $5,297,000 increase in cash used in investing activities is primarily a result of $4,943,000 in net purchases of short-term investments in the three months ended March 31, 2007.

Cash provided by financing activities was approximately $1,459,000 for the three months ended March 31, 2007, as compared to $10,714,000 for the three months ended April 30, 2006. The $9,255,000 decrease is primarily attributable to the three months ended April 30, 2006 including $10,634,000 of net proceeds from the private placement we completed in April 2006, as compared to the three months ended March 31, 2007 including the remaining $1,395,000 of net proceeds from the private placement we completed in December 2006.

Until and unless our operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved drugs by partners. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. On December 27, 2006, we completed a private placement of our common stock and warrants to purchase shares of common stock in which we received gross proceeds of $14.2 million and approximate net proceeds of $13.1 million, of which $11.7 million was received in December 2006 and $1.4 million was received in January 2007. Given the current and desired pace of development of our product candidates, we estimate that we will have sufficient cash on hand to fund development of our product candidates through December 31, 2007. We may, however, choose to raise additional capital before December 31, 2007 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of our common stock or other securities. There can be no assurance that such capital will be available to us on favorable terms, or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate to our operating leases, employment agreements, consulting agreements, and license agreements with our strategic partners. Since December 31, 2006, there have been no material changes with respect to our contractual obligations as disclosed in our Transition Report on Form 10-K for the five months ended December 31, 2006, other than the employment agreement that we entered into with Dr. Deni Zodda on February 22, 2007, pursuant to which Dr. Zodda was appointed our Chief Business Officer. Such employment agreement is summarized below.

On February 26, 2007, our Board of Directors, or the Board announced the appointment of Dr. Deni M. Zodda as our Chief Business Officer. There was no arrangement or understanding between Dr. Zodda and any other persons pursuant to which Dr. Zodda was appointed Chief Business Officer.

NovaDel and Dr. Zodda entered into an Employment Agreement, dated as of February 22, 2007 (the “Employment Agreement”). The term of the Employment Agreement commenced on February 22, 2007 and expires on February 21, 2010. The material terms of the Employment Agreement are set forth below. In addition, NovaDel and Dr. Zodda entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement, both dated as of February 22, 2007 (the “Option Agreements”), pursuant to which we granted to Dr. Zodda incentive stock options to purchase 68,027 shares of our common stock and non-qualified stock options to purchase 598,973 shares of our common stock. The material terms of the Option Agreements are also set forth below.

•	Base salary: Pursuant to the Employment Agreement, we will pay Dr. Zodda a base salary of $275,000 per annum, payable in equal semi-monthly installments (the “Base Salary”).

•

Bonuses: We shall pay Dr. Zodda a cash bonus of up to 30% of his Base Salary, provided, however, that such bonus shall be payable only upon the successful achievement of certain performance milestones related to Dr. Zodda’s role at NovaDel, which milestones shall be defined and enumerated by mutual agreement between Dr. Zodda and our President and Chief Executive Officer within the first month of Dr. Zodda’s employment, and again at the same time in each succeeding year during the term of the Employment Agreement. The amount of bonus paid to Dr. Zodda shall be increased or decreased from time to time at the discretion of the Compensation Committee of the Board.

•

Stock Options: Pursuant to the Employment Agreement, we granted Dr. Zodda incentive stock options to purchase 68,027 shares of our common stock and non-qualified stock options to purchase 598,973 shares of our common stock. Such option grants have a term of ten (10) years. The stock options shall vest upon achievement of performance milestones; so that 22,676 incentive stock options and 200,324 non-qualified stock options will vest on the signing of a Board approved third party agreement for U.S. or worldwide rights of sumatriptan; 22,676 incentive stock options and 199,324 non-qualified stock options will vest on the signing of a Board approved third party agreement for U.S. or worldwide rights of zolpidem; and 22,675 incentive stock options and 199,325 non-qualified stock options will vest upon approval by the Board of any third party agreement whereby we obtain the right to develop a product incorporating an active pharmaceutical ingredient that is the subject of a then valid U.S. Patent (or in-process U.S. Patent Application) and already approved for sale by the U.S. Food and Drug Administration with sales in the U.S. of at least $100 million. Such options will expire on February 21, 2017. The exercise price of each option is $1.47 (the closing price of our common stock on February 22, 2007, as listed on the American Stock Exchange).

•

Severance: If Dr. Zodda’s employment is terminated by us prior to the expiration of the term of the Employment Agreement or if terminated by Dr. Zodda for Good Reason (as defined in the Employment Agreement), Dr. Zodda will receive certain severance payments and benefits, which vary depending upon the reason for the termination of the Employment Agreement, and which are fully described in the Employment Agreement as filed with the SEC on Form 8-K. In addition, upon termination, certain options will vest and certain options will be terminated either at the date of termination of the Employment Agreement or at a later date, varying in both cases, depending upon the reason for the termination, all as fully described in the Employment Agreement and the Option Agreements. If Dr. Zodda’s Employment Agreement were to not be renewed at the expiration of the term thereof, Dr. Zodda will receive certain severance payments and benefits, as fully described in the Employment Agreement, and all of his outstanding options will be deemed to be vested and will expire 90 days after the date of nonrenewal.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective in that they were designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the three months ended March 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A. RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, elsewhere in this Quarterly Report on Form 10-Q, in our Transition Report on Form 10-K for the five months ended December 31, 2006, and in any documents incorporated in this report by reference.

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

We had an accumulated deficit as of March 31, 2007 of approximately $53.7 million. We incurred losses in each of our last ten fiscal years, including net losses of approximately $5.4 million for the three months ended March 31, 2007, $3.8 million for the five months ended December 31, 2006, $10.1 million for the fiscal year ended July 31, 2006, $9.5 million for the fiscal year ended July 31, 2005 and $6.3 million for the fiscal year ended July 31, 2004. Additionally, we have reported negative cash flows from operations of approximately $3.1 million for the three months ended March 31, 2007, $1.8 million for the five months ended December 31, 2006, $8.9 million for the fiscal year ended July 31, 2006, $6.3 million for the fiscal year ended July 31, 2005, and $6.1 million for the fiscal year ended July 31, 2004. We anticipate that we will incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

WE WILL REQUIRE SIGNIFICANT CAPITAL FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION.

The research, development, testing and approval of our product candidates involve significant expenditures, and, accordingly, we require significant capital to fund such expenditures. Due to our small revenue base, low level of working capital and, until recently, our relative inability to increase the number of development agreements with pharmaceutical companies, we have been unable to pursue aggressively our product development strategy. Until and unless our operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved drugs by partners. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. On December 27, 2006, we completed an equity financing in which we received gross proceeds of $14.2 million and approximate net proceeds of $13.1 million of which approximately $11.7 million was received in December 2006 and $1.4 million was received in January 2007. Given the current and desired pace of development of our product candidates, we estimate that we will have sufficient cash on hand to fund development of our product candidates through December 31, 2007. We may, however, choose to raise additional capital before December 31, 2007 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of our common stock or other securities. There can be no assurance that such capital will be available to us on favorable terms, or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

Lindsay A. Rosenwald, M.D., a significant stockholder, directly and indirectly, of us, is the Chairman and sole shareholder of Paramount. In the regular course of its business and the business of its affiliates, and outside of its arrangement with us, Paramount and/or its affiliates identify, evaluate and pursue investment opportunities in biomedical and pharmaceutical products, technologies and companies. As of May 1, 2007, Dr. Rosenwald beneficially owns approximately 14% of our outstanding common stock (assuming exercise of certain warrants beneficially owned by Dr. Rosenwald). As such, Dr. Rosenwald and Paramount may be deemed to be our affiliates. Dr. Rosenwald has the ability to designate an individual to serve on our Board of Directors, or the Board, and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the American Stock Exchange, or AMEX, Mr. Lobell has been deemed to be an independent director by our Board as of September 15, 2006. Dr. Rosenwald and Paramount may also be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera and Hana Biosciences. In addition, Paramount has assisted us in the placement of shares in connection with various private placements. Refer to Note 7 “License and Development Agreements and Related Party Transactions” of the Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 for additional information. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable in an arms length transaction from a person who is not an affiliate. Nevertheless, neither Dr. Rosenwald nor Paramount, nor their affiliates, are obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and we do not expect and our stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by Dr. Rosenwald or Paramount, or their affiliates, in the future will be made available to us. In addition, certain of our current officers and directors or any officers or directors hereafter appointed by us may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. Such other companies may have interests in conflict with our interests.

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

We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and reports by our independent registered public accounting firm addressing these assessments and our internal controls. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock. As of the date of the filing of this Quarterly Report, we will have to comply with Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007.

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

•

Zolpidem oral spray. Zolpidem is the active ingredient in Ambien®, the leading hypnotic marketed by Sanofi-Aventis. In October 2006, we announced positive study results of a pharmacokinetic study of our improved oral spray formulation of zolpidem, a study which demonstrated that zolpidem oral spray achieves a statistically significant faster rate of absorption than Ambien® tablets. Previously, we were targeting a NDA submission for our zolpidem product candidate in the first half of calendar 2007; however, we have revised our target date for the NDA submission to be as soon as possible in the second half of 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

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

We will also support our partners, as necessary, with the following product candidates and opportunities although we do not expect to devote a significant amount of resources to such activities:

•

Zensana™ (ondansetron oral spray). Ondansetron is the active ingredient in Zofran®, the leading anti-emetic marketed by GSK. Our partner for Zensana™, Hana Biosciences, is overseeing all clinical development and regulatory approval activities for this product in the U.S. and Canada. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences submitted its NDA on June 30, 2006. Such NDA was accepted for review by the FDA in August 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar 2007.  However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™ as a result thereof.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA, and that it plans to re-direct the development plan for Zensana™ using our patent-protected European formulation of the product. Subject to the successful scale-up and manufacturing tests of our European formulation of ondansetron, Hana Biosciences expects to conduct the appropriate clinical trials and re-file the NDA for Zensana™ in 2008. Because we rely upon Hana Biosciences to develop and file the NDA for Zensana™ we can give no assurances as to the amount of delay resulting from Hana Biosciences’ re-directing the development plan relating to Zensana™ or that Hana Biosciences will be able to re-file the NDA for Zensana™ in 2008, if at all, and ultimately receive final FDA approval. We will receive a milestone payment from Hana Biosciences upon final approval from the FDA. In addition, we will receive royalty payments based upon a percentage of net sales. In light of Hana’s recent announcement regarding the status of this product candidate, as described above, we devoted resources to this project during the three months ended March 31, 2007, including approximately $204,000 in third-party costs. Currently, we cannot estimate the amount of resources, if any, that we will devote to this product candidate in future periods.

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

RISKS RELATED TO OUR COMMON STOCK

WE ARE INFLUENCED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of May 1, 2007, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 16% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, Dr. Rosenwald has the ability to exert significant influence over the election of the Board and other matters submitted to our stockholders for approval. Dr. Rosenwald has the ability to designate an individual to serve on our Board and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the AMEX, Mr. Lobell has been deemed to be an independent director by our Board on September 15, 2006.

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
•

the occurrence of any of the risks set forth in these Risk Factors and other reports, including this Quarterly Report and other filings filed with the Securities and Exchange Commission from time to time.

Our common stock has been listed for quotation on the AMEX since May 11, 2004 under the symbol “NVD”. Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the 12-month period ended March 31, 2007, the closing price of our common stock has ranged from $1.11 to $1.90. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ended March 31, 2007, the average daily trading volume in our common stock was approximately 139,000 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of May 1, 2007, there were 59,515,732 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of May 1, 2007, we had outstanding stock options and warrants to purchase approximately 37.3 million shares of common stock, the exercise prices of which range between $0.46 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

The following table provides an overview of our stock options and corresponding plans:

Plan	Shares Authorized	Options Outstanding at May 1, 2007	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	60,000	—	Plan Closed
1997 Stock Option Plan	500,000	100,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	2,776,000	329,000	—
2006 Equity Incentive Plan	6,000,000	4,144,000	1,756,000	—
Non-Plan	n/a	3,426,000	n/a	—

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

On July 20, 2006, we filed a shelf registration statement on Form S-3 registering for sale by us of up to 14,000,000 shares of our common stock. Such shelf registration statement was declared effective by the SEC on August 2, 2006. We may offer and sell such shares from time to time, in one or more offerings in amounts and at prices, and on terms determined at the time of the offering. Such offerings of our common stock may be made through agents we select or through underwriters and dealers we select. If we use agents, underwriters or dealers, we will name them and describe their compensation at the time of the offering. As of the filing date of this Quarterly Report, such shelf registration statement is no longer effective.

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

As of May 1, 2007, we have 59,515,732 shares of common stock issued and outstanding and approximately 37.3 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

NovaDel Pharma Inc.

Date: May 15, 2007	By:	/S/JAN H. EGBERTS
Jan H. Egberts, M.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2007	By:	/S/MICHAEL E. SPICER
Michael E. Spicer
Chief Financial Officer
(principal financial and accounting officer)