Form 10-Q
period 2007-06-30
NOVADEL PHARMA INC
filed 2007-08-14
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, the issuer had 59,592,260 shares of common stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVADEL PHARMA INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

ASSETS	June 30, 2007 (unaudited)	December 31, 2006
Current Assets:
Cash and cash equivalents	$5,517,000	$16,586,000
Short-term investments	8,409,000	3,690,000
Accounts receivable, net	125,000	—
Inventories	108,000	32,000
Investment in marketable equity security available for sale	121,000	466,000
Prepaid expenses and other current assets	724,000	572,000

Total Current Assets	15,004,000	21,346,000
Property and equipment, net	2,662,000	2,611,000
Other assets	369,000	359,000

TOTAL ASSETS	$18,035,000	$24,316,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,866,000	$798,000
Accrued expenses and other current liabilities	2,754,000	2,061,000
Current portion of deferred revenue	162,000	162,000
Current portion of capitalized lease obligations	199,000	125,000
Total Current Liabilities	4,981,000	3,146,000

Non-current portion of deferred revenue	2,447,000	2,444,000
Non-current portion of capitalized lease obligations	216,000	128,000

Total Liabilities	7,644,000	5,718,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 200,000,000 and 100,000,000 shares as of June 30, 2007 and December 31, 2006, respectively. Issued 59,588,232 and 58,358,818 shares at June 30, 2007 and December 31, 2006, respectively	59,000	58,000
Additional paid-in capital	69,385,000	66,860,000
Accumulated deficit	(59,028,000)	(48,280,000)
Accumulated other comprehensive loss	(19,000)	(34,000)
Less: Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)
Total Stockholders’ Equity	10,391,000	18,598,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,035,000	$24,316,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND JULY 31, 2007

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 31, 2006	June 30, 2007	July 31, 2006

License Fees and Milestone Fees Earned from Related Parties	$165,000	$39,000	$205,000	$1,080,000

Consulting Revenues from Related Parties	—	1,000	—	119,000

Total Revenues	165,000	40,000	205,000	1,199,000

Research and Development Expenses	3,325,000	1,318,000	6,422,000	2,889,000
Consulting, Selling, General and Administrative Expenses	2,351,000	1,403,000	4,588,000	3,139,000

Total Expenses	5,676,000	2,721,000	11,010,000	6,028,000

Loss From Operations	(5,511,000)	(2,681,000)	(10,805,000)	(4,829,000)

Other Loss	—	—	(360,000)	—

Interest Income, net	187,000	132,000	417,000	151,000

Net Loss	$(5,324,000)	$(2,549,000)	$(10,748,000)	$(4,678,000)

Basic and Diluted Loss Per Common Share	$(0.09)	$(0.05)	$(0.18)	$(0.10)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Share	59,537,000	48,991,000	59,401,000	45,388,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

	Common Stock
	Shares	Amount		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2006	58,358,818	$58,000		$66,860,000	$(48,280,000)	$(34,000)	$(6,000)	$18,598,000
Share-based compensation expense	—	—		931,000	—	—	—	931,000
Stock issued for options exercised	267,500		—	200,000	—	—	—	200,000
Stock issued in connection with private placement	961,914	1,000		1,394,000	—	—	—	1,395,000
Comprehensive income (loss):
Reclassification of unrealized loss on investment in marketable equity security to realized loss	—	—		—	—	34,000	—	34,000
Unrealized loss on investment in marketable equity security	—	—		—	—	(19,000)	—	(19,000)
Net loss					(10,748,000)			(10,748,000)
Total comprehensive loss	—	—		—	—	—	—	(10,733,000)

BALANCE, June 30, 2007	59,588,232	$59,000		$69,385,000	$(59,028,000)	$(19,000)	$(6,000)	$10,391,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JULY 31, 2006

(UNAUDITED)

	Six Months Ended
	June 30, 2007	July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,748,000)	$(4,678,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	931,000	596,000
Amortization of discount on short-term investments	(87,000)	—
Depreciation and amortization	349,000	334,000
Other than temporary impairment of investment in marketable equity security available for sale	360,000	—
Changes in operating assets and liabilities:
Inventories	(76,000)	(79,000)
Accounts receivable	(125,000)	—
Prepaid expenses and other current assets	(152,000)	66,000
Other assets	(10,000)	(8,000)
Accounts payable	1,068,000	455,000
Accrued expenses and other current liabilities	693,000	(177,000)
Deferred revenue	3,000	(80,000)
Net cash used in operating activities	(7,794,000)	(3,571,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(172,000)	(19,000)
Purchases of short-term investments	(9,737,000)	(4,451,000)
Maturities of short-term investments	5,105,000	497,000
Net cash used in investing activities	(4,804,000)	(3,973,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through private placements	1,395,000	10,593,000
Proceeds from options exercised	200,000	274,000
Payments of capitalized lease obligations	(66,000)	(19,000)
Net cash provided by financing activities	1,529,000	10,848,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,069,000)	3,304,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,586,000	2,383,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,517,000	$5,687,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Equipment acquired under capitalized lease obligation	$228,000	$166,000

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

Through June 30, 2007, the Company has entered into strategic license agreements with (i) Hana Biosciences Inc. (“Hana Biosciences”), for the marketing rights in the U.S. and Canada for the Company’s ondansetron oral spray, (ii) Par Pharmaceutical, Inc. (“Par”), for the marketing rights in the U.S. and Canada for the Company’s nitroglycerin oral spray, (iii) Manhattan Pharmaceuticals, Inc. (“Manhattan Pharmaceuticals”), in connection with propofol, and (iv) Velcera , Inc. (“Velcera”), in connection with veterinary applications for currently marketed veterinary drugs. See Note 9.

On November 18, 2004, the Company entered into a manufacturing and supply agreement with INyX USA, Ltd. (“INyX”), whereby INyX manufactures and supplies the Company’s nitroglycerin lingual spray. For a five-year period that began November 18, 2004, INyX is the exclusive provider substantially worldwide of the nitroglycerin lingual spray to the Company. See Note 9.

NOTE 2 – BASIS OF PRESENTATION AND LIQUIDITY

On June 28, 2006, our Board of Directors approved a change of our fiscal year end from July 31 to December 31. Accordingly, the new fiscal year began on January 1 and ends on December 31. We filed a Transition Report on Form 10-K for the five months ended December 31, 2006. As such, the end of the quarters in the new fiscal year does not coincide with the end of the quarters in the previous fiscal years. Due to significant costs, the Company is not recasting the quarterly data from the previous fiscal year as such costs would exceed any potential benefits. Instead, the Company is presenting financial statements and other financial information, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three and six months ended June 30, 2007 and the three and six months ended July 31, 2006, the most nearly comparable periods from the previous fiscal year. There are no seasonal or other significant factors which affect comparability.

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

The Company has reported a net loss of $10,748,000 and $4,678,000, and negative cash flows from operating activities of $7,794,000, and $3,571,000 for the six months ended June 30, 2007 and July 31, 2006, respectively. As of June 30, 2007, the Company had working capital of $10,023,000, cash and cash equivalents of $5,517,000 and short-term investments of $ 8,409,000. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders, license payments from existing and future partners, and royalty payments from sales of approved drugs by partners. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. On December 27, 2006, the Company completed an equity financing in which it received proceeds, net of offering costs, of $13,144,000 of which $11,749,000 was received in December 2006 and $1,395,000 was received in January 2007.

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

NOTE 4 – CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include certificates of deposit and money market instruments with original maturities of three months or less when purchased. Investments include short-term investments and an investment in marketable common stock received from a licensee (see Notes 7, 8 and 9). Short-term investments are carried at amortized cost, which approximates fair market value, and consist of certificates of deposit and U.S. treasury securities with original maturities greater than three months and less than one year.

NOTE 5 – LOSS PER SHARE

LOSS PER SHARE – Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share is the same as basic loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. As of June 30, 2007 and July 31, 2006, there were 37.8 million and 30.7 million common shares, respectively, issuable upon exercise of options and warrants which were excluded from the diluted loss per share computation.

NOTE 6 – STOCK-BASED COMPENSATION

At June 30, 2007, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan, as amended, and the 2006 Equity Incentive Plan, as amended, (the “Plans”). On January 17, 2006, the stockholders of the Company, upon the recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock). The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares. These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant, and vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years. As of June 30, 2007, there were approximately 2.5 million shares available for issuance under the Plans.

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

Information with respect to stock option activity for the six months ended June 30, 2007 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	8,775	$1.68	—	$—
Grants	3,234	1.67	—	—
Exercises	(268)	.75	—	—
Cancellations	(688)	1.69	—	—

Outstanding at June 30, 2007	11,053	$1.70	5.4	$236

Exercisable at June 30, 2007	5,171	$1.75	2.8	$236

The Company recorded share-based compensation using the fair value method required by SFAS 123R of approximately $473,000 or $0.01 per share, and $931,000 or $0.02 per share for the three and six months ended June 30, 2007, respectively, and approximately $337,000 or $0.01 per share, and $596,000 or $0.01 per share for the three and six months ended July 31, 2006, respectively. All such amounts are included in the Company’s net loss for each period.

As of June 30, 2007, unamortized stock-based compensation expense of $4.7 million remains to be recognized, which is comprised of $3.6 million related to non-performance based stock options to be recognized over a weighted average period of 2.0 years, $0.2 million related to restricted stock to be recognized over a weighted average period of 2.4 years, and $0.9 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants in the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 31, 2006	June 30, 2007	July 31, 2006

Expected volatility	64%	64%	62%	65%
Dividend yield	0%	0%	0%	0%
Expected term (years)	6.0	0.9	4.9	5.4
Risk-free interest rate	4.6%	5.3%	4.8%	5.0%

The above table represents the weighted-average assumptions for all options granted during the three and six months ended June 30, 2007 and July 31, 2006. During the three months ended March 31, 2007, the Company granted 667,000 performance-based stock options. The Company used the following weighed average assumptions in determining the fair value for such performance-based options: expected volatility of 57%; dividend yield of 0%; expected term of 2.7 years; and risk-free interest rate of 4.6%.

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted was $0.79 and $0.94 during the three and six months ended June 30, 2007, respectively, and $0.31 and $0.93 during the three and six months ended July 31, 2006, respectively. The total intrinsic value of options exercised was $73,000 and $168,000 during the three and six months ended June 30, 2007, respectively, and $132,000 and $214,000 during the three and six months ended July 31, 2006, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

License and Development Agreements with Related Parties

In October 2004, the Company entered into a license and development agreement pursuant to which the Company granted to Hana Biosciences an exclusive license to develop and market the Company’s oral spray version of ondansetron in the U.S. and Canada. Pursuant to the terms of the agreement, in exchange for $1,000,000, Hana Biosciences purchased 400,000 shares of the Company’s common stock at a per share price equal to $2.50, a premium of $0.91 per share or $364,000 over the then market value of the Company’s common stock. The Company accounted for this premium as deferred revenue related to the license. In connection with the agreement, Hana Biosciences issued to the Company $500,000 worth of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share). The proceeds received from Hana Biosciences attributable to the premium are included in deferred revenue and are being recognized over the 20-year term of the agreement. The Company may receive additional license fees and royalties over the 20-year term of the agreement. The Company received milestone payments from Hana Biosciences of $0 and $1,000,000 in the three and six months ended July 31, 2006, respectively. No such payments were received in the three and six months ended June 30, 2007. See Note 9.

In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and is being recognized in income over the 20-year term of the agreement. In addition, the Company received an equity stake of 529,500 shares of common stock in Velcera which did not have a material value. Such investment continues to be carried at its cost basis of $0 as of June 30, 2007. In February 2007, Velcera merged with Denali Sciences, Inc., a publicly reporting Delaware corporation. The common stock of the merged companies is not traded on any stock exchange. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. The Company invoiced Velcera for reimbursable expenses amounting to $1,000 and $119,000 in the three and six months ended July 31, 2006, respectively. No such amounts were invoiced in the three and six months ended June 30, 2007; however, in the three months ended June 30, 2007 we recorded $125,000 of revenue related to money owed to the Company as a result of a licensing deal Velcera entered into with a third party.

In April 2003, the Company entered into a license and development agreement with Manhattan Pharmaceuticals for the worldwide, exclusive rights to the Company’s proprietary oral spray technology to deliver propofol for pre-procedural sedation. The terms of the agreement call for certain license, milestone and other payments, the first $125,000 of which was received in June 2003. In November 2003, the Company received $375,000 from Manhattan Pharmaceuticals for license fees. The Company has included these license fees in deferred revenue and is recognizing these license fees over the 20-year term of the license. See Note 9.

Lindsay A. Rosenwald, M.D., a significant stockholder of the Company, may be deemed to be an affiliate of the Company, Manhattan Pharmaceuticals, Velcera, and Hana Biosciences. Companies affiliated with Dr. Rosenwald have provided financial and other services unrelated to the Company’s agreements with the parties to such agreements from time to time.

Other Related Party Transactions

In November 2005, the Company entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) and a Consulting Agreement (the “Consulting Agreement”) with Gary Shangold, M.D. Dr. Shangold is the former President and Chief Executive Officer of the Company. Pursuant to the Consulting Agreement, the Company paid Dr. Shangold $75,000 and $150,000 in the three and six months ended July 31, 2006, respectively. No such payments were made in the three and six months ended June 30, 2007.

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement is on a month-to-month basis and has compensated Mr. Ratoff at a rate of between $10,000 and $17,500 per month depending upon the amount of his involvement at the Company. The rate as of June 30, 2007 is $17,500 per month. Pursuant to this consulting arrangement, the Company paid Mr. Ratoff approximately $38,000 and $87,000 for the three and six months ended June 30, 2007.

Other License and Development Agreements

In July 2004, the Company entered into a licensing agreement with Par for the exclusive right to market, sell and distribute nitroglycerin lingual spray in the U.S. and Canada. The Company has received upfront and milestone payments and may receive additional fees and royalty payments over the 10-year term of the license. The upfront payment has been included in deferred revenue and is being recognized in income over the 10-year term of the agreement. See Note 9.

On November 18, 2004, the Company entered into a manufacturing and supply agreement with INyX whereby INyX manufactures and supplies the Company’s nitroglycerin lingual spray. For a five-year period that began November 18, 2004, INyX is the exclusive provider of the nitroglycerin lingual spray to the Company substantially worldwide. Pursuant to the terms and conditions of the agreement, it will be INyX’s responsibility to manufacture, package and supply the nitroglycerin lingual spray in such territories. Thereafter, INyX will have a non-exclusive right to manufacture such spray for an additional five years. See Note 9.

NOTE 8 – INVESTMENT IN EQUITY SECURITY

As explained in Note 7, in October 2004, as part of the license agreement with Hana Biosciences, the Company received $500,000 of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share at the date of the agreement). As of March 31, 2007, such shares had a market value of $140,000, as compared to their original cost basis of $500,000. At such time, the Company determined that the decline in value of this investment was other than temporary and recorded a $360,000 impairment charge to the statement of operations, the only component of other loss, for the three months ended March 31, 2007 to establish a new cost basis for the investment as of March 31, 2007. As of June 30, 2007, such shares had a market value of $121,000 as compared to their new cost basis of $140,000, and, accordingly, the Company has included the $19,000 unrealized loss in accumulated comprehensive loss, a separate component of stockholders’ equity, as of June 30, 2007. At June 30, 2007, the Company believes the decrease in the fair value of these shares to be temporary and no additional charge for impairment in the statement of operations is required.

NOTE 9 – SUBSEQUENT EVENTS

On July 3, 2007, INyX, our manufacturer for our NitroMist™ product candidate, announced it filed for protection under the Chapter 11 bankruptcy laws. The Company is taking all necessary steps to ensure that any limited assets of NovaDel at the manufacturer's facility are protected.

On July 10, 2007, Manhattan Pharmaceuticals, our partner for our propofol oral spray product candidate, announced that as part of its change in strategic focus it intends to pursue appropriate out-licensing opportunities for this product candidate.

On July 23, 2007, the Board of Directors of the Company accepted the resignation of Jan H. Egberts, M.D., President, Chief Executive Officer and Director, of the Company from his officer and director positions effective July 25, 2007. Dr. Egberts had served as the Company's President and Chief Executive Officer since December 23, 2005 and as a Director since January 2006. The Company is currently negotiating a Separation, Consulting and General Release Agreement with Dr. Egberts, in connection with Dr. Egberts' departure from the Company.

On July 31, 2007, the Company, entered into a Product Development and Commercialization Sublicense Agreement with Hana Biosciences and Par (the “Sublicense Agreement”), pursuant to which Hana Biosciences granted a non-transferable, non-sublicenseable, royalty-bearing, exclusive sublicense to Par to develop and commercialize Zensana™, the Company’s oral spray version of ondansetron. In connection therewith, the Company and Hana Biosciences amended and restated their existing License and Development Agreement, as amended, relating to the development and commercialization of Zensana™ (the “Amended and Restated License Agreement”) to coordinate certain of the terms of the Sublicense Agreement. Under the terms of the Sublicense Agreement, Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana™ in the United States and Canada, with the Company able to collaborate on development in certain instances. The Company retains its rights to Zensana™ outside of the United States and Canada. In addition, under the terms of the Amended and Restated License Agreement, Hana Biosciences relinquished its right to pay reduced royalty rates to the Company until such time as Hana Biosciences had recovered one-half of its costs and expenses incurred in developing Zensana™ from sales of Zensana™ and the Company agreed to surrender for cancellation all 73,121 shares of the Hana Biosciences common stock acquired by the Company in connection with execution of the original License Agreement.

On July 31, 2007, the Company and Par agreed to terminate the Development, Manufacturing and Supply Agreement, dated July 28, 2004 (the “DMS Agreement”) relating to NitroMist™. Under the DMS Agreement, Par had exclusive rights to market, sell and distribute NitroMist™ in the U.S. and Canada, with the Company entitled to royalty payments based upon a percentage of net sales. The Company is currently investigating strategic partners for the commercialization of NitroMist™.

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

GENERAL

NovaDel Pharma Inc. is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed drugs. Our proprietary technology offers, in comparison to conventional oral dosage forms, the potential for faster absorption of drugs into the bloodstream leading to quicker onset of therapeutic effects and possibly reduced first pass liver metabolism, which may result in lower doses. Oral sprays eliminate the requirement for water or the need to swallow, potentially improving patient convenience and adherence. Our oral spray technology is focused on addressing unmet medical needs for a broad array of existing and future pharmaceutical products. Our most advanced oral spray candidates target angina, nausea, insomnia, migraine headaches and disorders of the central nervous system. We plan to develop these and other products independently and through collaborative arrangements with pharmaceutical and biotechnology companies. Currently, we have eight patents which have been issued in the U.S. and 71 patents which have been issued outside of the U.S. Additionally, we have over 90 patents pending around the world. We look for drug compounds that are off patent or are coming off patent in the near future, and we reformulate these compounds in conjunction with our proprietary drug delivery method.  Once reformulated, we file for new patent applications on these reformulated compounds that comprise our product candidates.  Our patent portfolio includes patents and patent applications with claims directed to the pharmaceutical formulations, methods of use and methods of manufacturing of a number of our product candidates.

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

On June 28, 2006, our Board of Directors approved a change of our fiscal year end from July 31 to December 31. Accordingly, our new fiscal year begins on January 1 and ends on December 31. We filed a Transition Report on Form 10-K for the five months ended December 31, 2006. As such, the end of the quarters in the new fiscal year does not coincide with the end of the quarters in the previous fiscal years. Due to the significant costs, the Company is not recasting the quarterly data from the previous fiscal year as such costs would exceed any potential benefits. Instead, we are presenting financial statements and other financial information, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three and six months ended June 30, 2007 and the three and six months ended July 31, 2006, the most nearly comparable periods from the previous fiscal year. There are no seasonal or other significant factors which affect comparability.

Highlights for the six months ended June 30, 2007, and additionally through the date of filing of this Quarterly Report on Form 10-Q, include the following:

•

Announced that Hana Biosciences has notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there will be a delay in the FDA approval and commercial launch of Zensana™ .

•	Announced that Par Pharmaceuticals has been granted a sublicense for the development and commercialization of Zensana™.

•	Announced that Par Pharmaceuticals has returned the rights to NitroMist™ to us.

•	Announced that two clinical studies comparing our zolpidem oral spray with zolpidem tablets met their primary pharmacokinetic and pharmacodynamic and safety objectives.

•

Issued an additional patent in Canada and Europe which further strengthens our intellectual property position in the oral delivery of pharmaceuticals. The issued patents cover the use of multiple classes of drugs in oral sprays, including those for the treatment of pain, and for central nervous system disorders under our oral spray delivery system in Canada, and analgesics, alkaloids, and nicotine in Europe.

•	Appointed Deni M. Zodda, Ph.D. as Senior Vice President and Chief Business Officer.

•	Appointed Mr. Mark J. Baric as a member of the Board of Directors.

•	Announced that Mr. Barry C. Cohen will no longer serve as Vice President, Business and New Product Development, and the execution of a related settlement/release agreement.

•	Announced that Jan H. Egberts, M.D. resigned as President, Chief Executive Officer and Director.

•	Appointed Steven B. Ratoff, our current Chairman of the Board, to serve as interim President and Chief Executive Officer.

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

We expect to continue to spend significant amounts on the development of our product candidates and we expect our costs to increase as we continue to develop and ultimately commercialize our product candidates. During the course of the next fiscal year, we expect to devote the majority of our research and development resources to our zolpidem and sumatriptan product candidates. The following table summarizes our product candidates in clinical development:

	Active Ingredient or Class of Molecule	Indications	Stage of Development	Partner
Approved Product
NitroMist™	Nitroglycerin	Acute angina	FDA Approved	-
Product Candidates
Zolpidem	Zolpidem tartrate	Sleeplessness	Definitive PK study-complete NDA – targeted 2H07	-
Sumatriptan	Sumatriptan succinate	Migraines	Efficacy study complete NDA – targeted 1H08	-
Ropinirole	Ropinirole	Idiopathic Parkinson’s Disease	Clinical development	-
Tizanidine	Tizanidine hydrochloride	Spasticity	Clinical development	-
Zensana™	Ondansetron	Anti-emetic	Pilot PK study-complete Stability tests-ongoing	Hana Biosciences/Par Pharmaceuticals

NitroMist™ (nitroglycerin lingual aerosol). This product is indicated for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease, and was approved by the FDA in November 2006. Previously, this product was partnered with Par Pharmaceuticals, or Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. We are currently investigating strategic partners for this product.

Zolpidem oral spray. Zolpidem is the active ingredient in Ambien®, the leading hypnotic marketed by Sanofi-Aventis. Previously, we were targeting an NDA submission for our zolpidem product candidate in the first half of calendar 2007; however, we have revised our target date for the NDA submission to the second half of 2007. This revision to our clinical development timeline is based on our intention to submit a more complete and comprehensive NDA. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

Sumatriptan oral spray. Sumatriptan is the active ingredient in Imitrex® which is the largest selling migraine remedy marketed by GlaxoSmithKline, or GSK. Previously, we were targeting an NDA submission for our sumatriptan product candidate in the second half of calendar 2007; however, we have revised our target date for the NDA submission to the first half of calendar 2008. If this timeline is met, we may obtain final approval from the FDA in calendar 2009.

Tizanidine oral spray. Tizanidine is indicated for the treatment of spasticity, a symptom of several neurological disorders, including multiple sclerosis, spinal cord injury, stroke and cerebral palsy, which leads to involuntary tensing, stiffening and contracting of muscles. Tizanidine treats spasticity by blocking nerve impulses through pre-synaptic inhibition of motor neurons. This method of action results in decreased spasticity without a corresponding reduction in muscle strength. Because patients experiencing spasticity may have difficulty swallowing the tablet formulation of the drug, our tizanidine oral spray may provide patients suffering from spasticity with a very convenient solution to this serious treatment problem. We were previously targeting an NDA submission for our tizanidine product candidate in calendar 2008. However, on June 27, 2007, we announced our near-term clinical development strategy and our intention to focus the majority of our research and development resources on our two lead product candidates, zolpidem and sumatriptan oral spray.

Ropinirole oral spray. Ropinirole is indicated for the treatment of the signs and symptoms of idiopathic Parkinson's disease. Ropinirole oral spray is ideal for the geriatric population who may be suffering from dysphagia (difficulty swallowing); 85% of sufferers of Parkinson's are 65 years of age or older and it is estimated that 45% of elderly people have some difficulty in swallowing. Our formulation of ropinirole oral spray may represent a more convenient way for the patient or healthcare provider to deliver ropinirole to patients suffering stiffness and/or tremors. We were previously targeting an NDA submission for our ropinirole product candidate in calendar 2008. However, on June 27, 2007, we announced our near-term clinical development strategy and our intention to focus the majority of our research and development resources on our two lead product candidates, zolpidem and sumatriptan oral spray.

Zensana™ (ondansetron oral spray). Ondansetron is the active ingredient in Zofran®, the leading anti-emetic marketed by GSK. Through July 31, 2007, this product candidate was licensed to Hana Biosciences, who was overseeing all clinical development and regulatory approval activities for this product in the U.S. and Canada. On July 31, 2007, we entered into a Product Development and Commercialization Sublicense Agreement with Hana Biosciences and Par, pursuant to which Hana Biosciences granted a sublicense to Par to develop and commercialize Zensana™. Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana™ in the United States and Canada, including the development and re-filing of the NDA in the United States. In addition, we entered into an Amended and Restated License Agreement with Hana Biosciences, pursuant to which Hana Biosciences relinquished its right to pay reduced royalty rates to us until such time as Hana Biosciences had recovered one-half of its costs and expenses incurred in developing Zensana™ from sales of Zensana™ and we agreed to surrender for cancellation all 73,121 shares of the Hana Biosciences common stock we acquired in connection with execution of the original license agreement with Hana Biosciences.

In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences submitted its NDA on June 30, 2006 and such NDA was accepted for review by the FDA in August 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar 2007.  However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™ as a result thereof.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA.

We will receive a milestone payment from Hana Biosciences upon final approval from the FDA. In addition, we will receive double-digit royalty payments based upon a percentage of net sales.  We retain the rights to our ondansetron oral spray outside of the U.S. and Canada.

Propofol oral spray. Propofol is the active ingredient in Diprivan®, a leading intravenous anesthetic marketed by AstraZeneca. We continue to support our partner, Manhattan Pharmaceuticals, Inc., or Manhattan Pharmaceuticals, who will oversee all clinical development and regulatory approval for this product candidate. On July 10, 2007, Manhattan Pharmaceuticals announced its intention to pursue appropriate out-licensing opportunities for this product candidate.

Veterinary. Our veterinary initiatives are being carried out largely by our partner, Velcera, Inc., or Velcera. On June 7, 2007, Velcera announced that it had entered into a global licensing agreement with Novartis Animal Health. The agreement calls for Novartis Animal Health to develop, register and commercialize a novel canine product utilizing Velcera’s Promist™ platform, which is based on our patented oral spray technology.

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

STOCK-BASED COMPENSATION –We have adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, effective August 1, 2005 and have selected the Black-Scholes method of valuation for share-based compensation. SFAS 123R requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. We recorded share-based compensation of approximately $473,000, or $0.01 per share, and $931,000, or $0.02 per share, for the three and months ended June 30, 2007, respectively, and $337,000, or $0.01 per share, and $596,000, or $0.01 per share, for the three and six months ended July 31, 2006. We will continue to incur share-based compensation charges in future periods. As of June 30, 2007, unamortized stock-based compensation expense of $4.7 million remains to be recognized, which is comprised of $3.6 million related to non-performance based stock options to be recognized over a weighted average period of 2.0 years, $0.2 million related to restricted stock to be recognized over a weighted average period of 2.4 years, and $0.9 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

We used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants in the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 31, 2006	June 30, 2007	July 31, 2006

Expected volatility	64%	64%	62%	65%
Dividend yield	0%	0%	0%	0%
Expected term (years)	6.0	0.9	4.9	5.4
Risk-free interest rate	4.6%	5.3%	4.8%	5.0%

The above table represents the weighted-average assumptions for all options granted during the three and six months ended June 30, 2007 and July 31, 2006. During the three months ended March 31, 2007, we granted 667,000 performance-based stock options. We used the following weighed average assumptions in determining the fair value for such performance-based options: expected volatility of 57%; dividend yield of 0%; expected term of 2.7 years; and risk-free interest rate of 4.6%.

Expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. We are utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are expensed as incurred.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 AND JULY 31, 2006

License fees and milestone fees earned from related parties for the six months ended June 30, 2007 were $205,000, as compared to $1,080,000 for the six months ended July 31, 2006. The decrease is primarily due to a non-recurring milestone payment received in connection with our license and development agreement with Hana Biosciences in the six months ended July 31, 2006.

Consulting revenues from related parties for the six months ended June 30, 2007 were $0, as compared to $119,000 for the six months ended July 31, 2006. The decrease is due to lower revenue from Velcera for veterinary products.

Research and development expenses for the six months ended June 30, 2007 were $6,422,000, as compared to $2,889,000 for the six months ended July 31, 2006. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the six months ended June 30, 2007 and July 31, 2006.

	Six Months Ended
	June 30, 2007	July 31, 2006
NitroMist™	$190,000	638,000
Zolpidem	3,298,000	503,000
Sumatriptan	560,000	285,000
Zensana™	204,000	—
Propofol	—	—
Tizanidine	105,000	—
Ropinirole	3,000	15,000
Other research and development costs	538,000	578,000
Internal costs	1,524,000	870,000
Total research and development expenses	$6,422,000	2,889,000

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

•

Zensana™ and Propofol - third-party direct project expenses relating to the development of Zensana™ and our Propofol product candidate. As our partners for the Propofol product candidate, Manhattan Pharmaceuticals, and for Zensana™, Par, are overseeing all clinical development and regulatory approval activities, we do not expect to devote a significant amount of resources to these product candidates. In light of Hana Biosciences’ announcements in February 2007 and March 2007 regarding the status of Zensana™, as described above, we devoted resources to this project during the three months ended March 31, 2007, including approximately $204,000 in third-party costs.

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the six months ended June 30, 2007 increased primarily as a result of the following items:

•	$2,795,000 increase primarily related to product development costs for our Zolpidem product candidate, including costs for clinical trials, manufacturing preparedness and other NDA preparatory costs;

•	$275,000 increase primarily related to product development costs for our Sumatriptan product candidate, including costs for clinical trials and manufacturing preparedness;

•	$654,000 increase in internal costs primarily due to an increase in payroll and other compensation costs as of result of higher headcount; and

•

$448,000 decrease in costs associated with our NitroMist™ product candidate primarily due to process validation and method transfer activities in the six months ended July 31, 2006, which did not recur in the six months ended June 30, 2007.

General and administrative expenses for the six months ended June 30, 2007 were $4,588,000, as compared to $3,139,000 for the six months ended July 31, 2006. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The increase in general and administrative expenses is primarily attributable to the following items:

•	$330,000 increase in the non-cash charge for stock compensation expenses in the six months ended June 30, 2007 primarily due to a higher number of outstanding options; and

•	The remaining net increase, as a result of items of lesser significance, is primarily attributable to higher payroll, other compensation costs and legal expenses.

Primarily as a result of the factors described above, total expenses for the six months ended June 30, 2007 were $11,010,000, as compared to $6,028,000 for the six months ended July 31, 2006.

Other loss for the six months ended June 30, 2007 relates to a $360,000 non-cash charge recorded in March 2007 to write-down an investment in a marketable equity security as we determined that the decline in market value was other than temporary.

Interest income for the six months ended June 30, 2007 was $417,000, as compared to $151,000 for the six months ended July 31, 2006 due to higher average cash and short-term investment balances.

The resulting net loss for the six months ended June 30, 2007 was $10,748,000, as compared to $4,678,000 for the six months ended July 31, 2006.

THREE MONTHS ENDED JUNE 30, 2007 AND JULY 31, 2006

License fees and milestone fees earned from related parties for the three months ended June 30, 2007 were $165,000, as compared to $39,000 for the three months ended July 31, 2006. The increase is due to non-recurring milestone revenue from our license agreement with Velcera for veterinary products.

Research and development expenses for the three months ended June 30, 2007 were $3,325,000, as compared to $1,318,000 for the three months ended July 31, 2006. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the three months ended June 30, 2007 and July 31, 2006.

	Three Months Ended
	June 30, 2007	July 31, 2006
NitroMist™	$20,000	$157,000
Zolpidem	1,633,000	329,000
Sumatriptan	444,000	64,000
Zensana™	—	—
Propofol	—	—
Tizanidine	57,000	—
Ropinirole	—	—
Other research and development costs	356,000	294,000
Internal costs	815,000	474,000
Total research and development expenses	$3,325,000	$1,318,000

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

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the three months ended June 30, 2007 increased primarily as a result of the following items:

•	$1,304,000 increase primarily related to product development costs for our Zolpidem product candidate, including costs for clinical trials, manufacturing preparedness and other NDA preparatory costs;

•	$380,000 increase primarily related to product development costs for our Sumatriptan product candidate, including costs for clinical trials and manufacturing preparedness;

•	$341,000 increase in internal costs primarily due to an increase in payroll and other compensation costs as of result of higher headcount; and

General and administrative expenses for the three months ended June 30, 2007 were $2,351,000, as compared to $1,403,000 for the three months ended July 31, 2006. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The increase in general and administrative expenses is primarily attributable to the following partially offsetting items:

•	$130,000 increase in the non-cash charge for stock compensation expenses in the three months ended June 30, 2007 primarily due to a higher number of outstanding options; and

•	The remaining net increase, as a result of items of lesser significance, is primarily attributable to higher payroll, other compensation costs and legal expenses.

Primarily as a result of the factors described above, total expenses for the three months ended June 30, 2007 were $5,676,000, as compared to $2,721,000 for the three months ended July 31, 2006.

Interest income for the three months ended June 30, 2007 was $187,000, as compared to $132,000 for the three months ended July 31, 2006 due to higher average cash and short-term investment balances.

The resulting net loss for the three months ended June 30, 2007 was $5,324,000, as compared to $2,549,000 for the three months ended July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of June 30, 2007 of $59,028,000, as compared to $48,280,000 as of December 31, 2006. Given the current and desired pace of development of our product candidates, we estimate that we will have sufficient cash on hand to fund development of our product candidates through December 31, 2007. We have had negative cash flow from operating activities of $7,794,000 for the six months ended June 30, 2007, as compared to $3,571,000 for the six months ended July 31, 2006. As of June 30, 2007, we had working capital of $10,023,000, as compared to $18,200,000 as of December 31, 2006, representing a net decrease in working capital of approximately $8,177,000. As explained further below, such decrease is primarily attributable to a net decrease in cash and short-term investments and an increase in accounts payable and accrued expenses and other current liabilities. In December 2006, we closed a private placement of our common stock and warrants to purchase shares of our common stock involving the sale of 9,823,983 shares of common stock and warrants to purchase 3,929,593 shares of common stock. We received proceeds, net of offering costs, of $13,144,000 of which $11,749,000 was received in December 2006 and $1,395,000 in January 2007.

Net cash used in operating activities was approximately $7,794,000 for the six months ended June 30, 2007, as compared to $3,571,000 for the six months ended July 31, 2006. The $4,223,000 increase is primarily due to the following:

•

$6,070,000 increase in net loss in the six months ended June 30, 2007 compared with the six months ended July 31, 2006. As more fully described above, the increase in the net loss is primarily due to a decrease in revenues and an increase in total expenses;

•

Aggregate $1,761,000 increase in accounts payable, and accrued expenses and other current liabilities in the six months ended June 30, 2007, as compared to $278,000 increase for the six months ended July 31, 2006. The higher accounts payable, and accrued expenses and other current liabilities balances at June 30, 2007 are primarily due to various product development activities completed for our zolpidem and sumatriptan product candidates in the six months ended June 30, 2007;

•	$360,000 non-cash charge in the six months ended June 30, 2007 to write-down an investment in a marketable equity security; and

•	$335,000 increase in the non-cash charge for stock-based compensation expense for the six months ended June 30, 2007, as compared to the six months ended July 31, 2006.

Net cash used in investing activities was approximately $4,804,000 for the six months ended June 30, 2007, as compared to $3,973,000 for the six months ended July 31, 2006. The $831,000 increase in cash used in investing activities is primarily a result of higher net purchases of short-term investments in the six months ended June 30, 2007.

Cash provided by financing activities was approximately $1,529,000 for the six months ended June 30, 2007, as compared to $10,848,000 for the six months ended July 31, 2006. The $9,319,000 decrease is primarily attributable to the six months ended July 31, 2006 including $10,593,000 of net proceeds from the private placement we completed in April 2006, as compared to the six months ended June 30, 2007 including the remaining $1,395,000 of net proceeds received in January 2007 from the private placement we completed in December 2006.

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

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate to our operating leases, employment agreements, consulting agreements, and license agreements with our strategic partners. Since December 31, 2006, there have been no material changes with respect to our contractual obligations as disclosed in our Transition Report on Form 10-K for the five months ended December 31, 2006, and as supplemented by our Quarterly Report on form 10-Q for the quarterly period ended March 31, 2007.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective in that they were designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the three months ended June 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

WE WILL REQUIRE SIGNIFICANT CAPITAL FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION IN THE NEAR TERM.

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

WE ARE A PRE-COMMERCIALIZATION COMPANY, HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM THE SALE OF PRODUCTS TO DATE.

We are a pre-commercialization specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products and do not expect to receive such revenue in the near future. We have no material licensing or royalty revenue or products ready for sale or licensing in the marketplace. This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain U.S. Food and Drug Administration, or FDA, approval and achieve market acceptance of our proposed products and respond to competition. The filing of a New Drug Application, or NDA, with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par Pharmaceutical, or Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. We are currently investigating strategic partners for this product. We cannot be certain as to when to anticipate commercializing and marketing any of our product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future.

We had an accumulated deficit as of June 30, 2007 of approximately $59.0 million. We incurred losses in each of our last ten fiscal years, including net losses of approximately $10.7 million for the six months ended June 30, 2007, $3.8 million for the five months ended December 31, 2006, $10.1 million for the fiscal year ended July 31, 2006, $9.5 million for the fiscal year ended July 31, 2005 and $6.3 million for the fiscal year ended July 31, 2004. Additionally, we have reported negative cash flows from operations of approximately $7.8 million for the six months ended June 30, 2007, $1.8 million for the five months ended December 31, 2006, $8.9 million for the fiscal year ended July 31, 2006, $6.3 million for the fiscal year ended July 31, 2005, and $6.1 million for the fiscal year ended July 31, 2004. We anticipate that we will incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

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

Through July 31, 2007, our ondansetron oral spray product candidate, Zensana™ was licensed to Hana Biosciences, who was overseeing all clinical development and regulatory approval activities for this product in the U.S. and Canada. On July 31, 2007, we entered into a Product Development and Commercialization Sublicense Agreement with Hana Biosciences and Par, pursuant to which Hana Biosciences granted a sublicense to Par to develop and commercialize Zensana™. Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana™ in the United States and Canada. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences submitted its NDA on June 30, 2006. Such NDA was accepted for filing by the FDA in August 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar 2007.  However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™ as a result thereof.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

Lindsay A. Rosenwald, M.D., a significant stockholder, directly and indirectly, of us, is the Chairman and sole shareholder of Paramount. In the regular course of its business and the business of its affiliates, and outside of its arrangement with us, Paramount and/or its affiliates identify, evaluate and pursue investment opportunities in biomedical and pharmaceutical products, technologies and companies. As of August 1, 2007, Dr. Rosenwald beneficially owns approximately 14% of our outstanding common stock (assuming exercise of certain warrants beneficially owned by Dr. Rosenwald). As such, Dr. Rosenwald and Paramount may be deemed to be our affiliates. Dr. Rosenwald has the ability to designate an individual to serve on our Board of Directors, or the Board, and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the American Stock Exchange, or AMEX, Mr. Lobell has been deemed to be an independent director by our Board as of September 15, 2006. Dr. Rosenwald and Paramount may also be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera and Hana Biosciences. In addition, Paramount has assisted us in the placement of shares in connection with various private placements. Refer to Note 7 “License and Development Agreements and Related Party Transactions” of the Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2007 for additional information. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable in an arms length transaction from a person who is not an affiliate. Nevertheless, neither Dr. Rosenwald nor Paramount, nor their affiliates, are obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and we do not expect and our stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by Dr. Rosenwald or Paramount, or their affiliates, in the future will be made available to us. In addition, certain of our current officers and directors or any officers or directors hereafter appointed by us may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. Such other companies may have interests in conflict with our interests.

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of, and obtaining regulatory approvals for, our product candidates. We anticipate that marketing activities for our product candidates, whether by us or one or more of our licensees, if any, will not begin until the second half of calendar 2007 at the earliest. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par Pharmaceutical, or Par; however, n August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. We are currently investigating strategic partners for this product. Accordingly, it is not anticipated that we will generate any revenues from royalties or sales of our product candidates until regulatory approvals are obtained, if ever, and marketing activities begin. Any one or more of our product candidates may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables. The failure or the delay of any one or more of our proposed product candidates to achieve commercial viability would have a material adverse effect on us.

WE HAVE NOT COMPLETED PRODUCT DEVELOPMENT.

We have not completed the development of our product candidates and we will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such product candidates must be obtained before the product candidates will become available for commercial sale. We do not anticipate generating material revenue from product sales until perhaps the second half of calendar 2007 at the earliest. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par Pharmaceutical, or Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. We are currently investigating strategic partners for this product. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. We may not be able to successfully develop any one or more of our product candidates or develop such product candidates on a timely basis. Further, such product candidates may not be commercially accepted if developed. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of any product candidates, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our business and operations.

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

WE ARE DEPENDENT ON OUR SUPPLIERS.

We believe that the active ingredients used in the manufacture of our product candidates are presently available from numerous suppliers located in the U.S., Europe, India and Japan. We believe that certain raw materials, including inactive ingredients, are available from a limited number of suppliers and that certain packaging materials intended for use in connection with our spray products currently are available only from sole source suppliers. Although we do not believe we will encounter difficulties in obtaining the inactive ingredients or packaging materials necessary for the manufacture of our product candidates, we may not be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such materials. We have a written supply agreement with Dynamit Nobel for certain raw materials for our nitroglycerin lingual spray and a written supply agreement in place with INyX USA, Ltd., which intends to manufacture our nitroglycerin lingual spray in its Manatee, Puerto Rico facility. On July 3, 2007, INyX, our manufacturer for our NitroMist™ product candidate, announced it filed for protection under the Chapter 11 bankruptcy laws. The Company is taking all necessary steps to ensure that any limited assets of NovaDel at the manufacturer's facility are protected. With respect to other suppliers, we operate primarily on a purchase order basis beyond which there is no contract memorializing our purchasing arrangements. The inability to enter into agreements or otherwise arrange for adequate or timely supplies of principal raw materials and the possible inability to secure alternative sources of raw material supplies, or the failure of Dynamit Nobel or INyX USA, Ltd. to comply with their supply obligations to us, could have a material adverse effect on our ability to arrange for the manufacture of formulated products. In addition, development and regulatory approval of our products are dependent upon our ability to procure active ingredients and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier would be required if active ingredients or such packaging materials were no longer available from the originally specified supplier, which may result in manufacturing delays. If we do not maintain important manufacturing relationships, we may fail to find a replacement manufacturer or to develop our own manufacturing capabilities. If we cannot do so, it could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete any profit margins. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

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

Through June 30, 2007, we entered into strategic license agreements with Hana Biosciences, for the marketing rights in the U.S. and Canada for our ondansetron oral spray, (ii) Par for the marketing rights in the U.S. and Canada for our nitroglycerin oral spray, (iii) Manhattan Pharmaceuticals, in connection with propofol, and (iv) Velcera, in connection with veterinary applications for currently marketed veterinary drugs. Subsequent to June 30, 2007, the following events occurred with respect our strategic license agreements:

On July 10, 2007, Manhattan Pharmaceuticals announced that as part of its change in strategic focus it intends to pursue appropriate out-licensing opportunities for this product candidate.

On July 31, 2007, we entered into a Product Development and Commercialization Sublicense Agreement with Hana Biosciences and Par, or the Sublicense Agreement, pursuant to which Hana Biosciences granted a non-transferable, non-sublicenseable, royalty-bearing, exclusive sublicense to Par to develop and commercialize Zensana™, our oral spray version of ondansetron. In connection therewith, we and Hana Biosciences amended and restated their existing License and Development Agreement, as amended, relating to the development and commercialization of Zensana™, or the Amended and Restated License Agreement, to coordinate certain of the terms of the Sublicense Agreement. Under the terms of the Sublicense Agreement, Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana™ in the United States and Canada, with us able to collaborate on development in certain instances. We retain its rights to Zensana™ outside of the United States and Canada. In addition, under the terms of the Amended and Restated License Agreement, Hana Biosciences relinquished its right to reduced royalty rates to us until such time as Hana Biosciences had recovered one-half of its costs and expenses incurred in developing Zensana™ from sales of Zensana™ or payments or other fees from a sublicense and we agreed to surrender for cancellation all 73,121 shares of the Hana Biosciences common stock acquired by us in connection with execution of the original License Agreement.

On July 31, 2007, we and Par agreed to terminate the Development, Manufacturing and Supply Agreement, dated July 28, 2004, or the DMS Agreement, relating to NitroMist™. Under the DMS Agreement, Par had exclusive rights to market, sell and distribute NitroMist™ in the U.S. and Canada, with us entitled to royalty payments based upon a percentage of net sales. We are currently investigating strategic partners for the commercialization of NitroMist™.

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

EVEN IF WE OBTAIN PATENTS TO PROTECT OUR PRODUCTS, THOSE PATENTS MAY NOT BE SUFFICIENTLY BROAD AND OTHERS COULD COMPETE WITH US.

We, and the parties licensing technologies to us, have filed various U.S. and foreign patent applications with respect to the products and technologies under our development, and the USPTO and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. Currently, we have eight patents which have been issued in the U.S. and 71 patents which have been issued outside of the U.S. Additionally, we have over 90 patents pending around the world. Our pending patent applications, those we may file in the future and those we may license from third parties, may not result in the USPTO or any foreign patent office issuing patents. Also, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against competitors.

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

On December 4, 2006, our Board appointed David H. Bergstrom, Ph.D. as Senior Vice President and Chief Operating Officer.

On January 4, 2007, Mr. Barry Cohen ceased to serve as Vice President, Business and New Product Development.

On February 2, 2007, we announced the election of Mr. Mark J. Baric as a member of our Board, effective February 1, 2007.

On February 22, 2007, our Board appointed Deni M. Zodda, Ph.D. as Senior Vice President and Chief Business Officer.

On July 23, 2007, our Board accepted the resignation of Jan H. Egberts, M.D., President, Chief Executive Officer and Director, effective July 25, 2007.

On July 23, 2007, our Board appointed Steven B. Ratoff, our current Chairman, as Interim President and Chief Executive Officer, effective July 25, 2007.

Our future success also will depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional personnel, including scientific, development and manufacturing staff.

RISKS RELATED TO OUR COMMON STOCK

WE ARE INFLUENCED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of August 1, 2007, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 16% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, Dr. Rosenwald has the ability to exert significant influence over the election of the Board and other matters submitted to our stockholders for approval. Dr. Rosenwald has the ability to designate an individual to serve on our Board and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the AMEX, Mr. Lobell has been deemed to be an independent director by our Board on September 15, 2006.

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

Our common stock has been listed for quotation on the AMEX since May 11, 2004 under the symbol “NVD”. Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the 12-month period ended June 30, 2007, the closing price of our common stock has ranged from $1.02 to $1.86. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ended June 30, 2007, the average daily trading volume in our common stock was approximately 138,000 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of August 1, 2007, there were 59,592,260 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of August 1, 2007, we had outstanding stock options and warrants to purchase approximately 37.6 million shares of common stock, the exercise prices of which range between $0.46 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

The following table provides an overview of our stock options and corresponding plans:

Plan	Shares Authorized	Options Outstanding at August 1, 2007	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	60,000	—	Plan Closed
1997 Stock Option Plan	500,000	100,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	2,212,000	893,000	—
2006 Equity Incentive Plan	6,000,000	4,134,000	1,765,000	—
Non-Plan	n/a	4,361,000	n/a	—

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

As of August 1, 2007, we have 59,592,260 shares of common stock issued and outstanding and approximately 37.6 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 6, 2007. There were present at the annual meeting of stockholders in person or by proxy stockholders holding an aggregate of 44,301,541 shares of our common stock out of a total number of 59,495,732 shares of common stock issued and outstanding and entitled to vote at the meeting. Our stockholders voted on two matters, as follows:

1. The stockholders elected seven directors to each serve until our 2008 annual meeting of stockholders and until their successors have been duly elected and qualified by the following votes (there were no abstentions or broker non-votes in connection with the election of the directors):

	Number of Shares of Common Stock

	For:	Withheld:
Mark J. Baric	44,241,459	60,082
Thomas E. Bonney	44,243,971	57,570
Jan H. Egberts, M.D.	44,224,971	76,570
William F. Hamilton, Ph.D.	44,244,959	56,582
J. Jay Lobell	44,232,096	69,445
Charles Nemeroff, M.D., Ph.D.	44,224,396	77,145
Steven B. Ratoff	44,242,596	58,945

2. The stockholders ratified the appointment of J.H. Cohn LLP as our independent auditors for the fiscal year ending December 31, 2007 by the following votes (there were no broker non-votes in connection with the ratification of our independent auditor):

Number of Shares of Common Stock
For:	Against:	Abstain:
44,162,859	68,535	70,145

ITEM 5. OTHER INFORMATION

As disclosed in our Current Report on Form 8-K filed on July 27, 2007 with the Securities and Exchange Commission, effective July 25, 2007 we accepted the resignation of Jan H. Egberts, M.D., President, Chief Executive Officer and Director, from his officer and director positions with us. Dr. Egberts had served as the Company’s President and Chief Executive Officer since December 23, 2005 and as a Director since January 2006. There is no disagreement between Dr. Egberts and the Company on any matter relating to the Company’s operations, policies or practices. The Company is currently negotiating a Separation, Consulting and General Release Agreement with Dr. Egberts, in connection with Dr. Egberts' departure from the Company. In addition, effective July 25, 2007, our Board of Directors appointed Steven B. Ratoff, our current Chairman of the Board, to replace Dr. Egberts to serve as our interim President and Chief Executive Officer.

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

NovaDel Pharma Inc.

Date: August 14, 2007	By:	/S/ STEVEN B. RATOFF
Steven B. Ratoff
Interim President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2007	By:	/S/ MICHAEL E. SPICER
Michael E. Spicer
Chief Financial Officer
(principal financial and accounting officer)