Form 10-Q
period 2007-09-30
NOVADEL PHARMA INC
filed 2007-11-14
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, the issuer had 59,592,260 shares of common stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q includes “forward-looking statements”, including statements regarding NovaDel Pharma Inc.’s (the “Company,” “we,” “us” or “NovaDel”) expectations, beliefs, intentions or strategies for the future and the Company’s internal controls and procedures and outstanding financial reporting obligations and other accounting issues. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect the Company’s views as of the date they are made with respect to future events and financial performance. In particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, Item 2 of this Quarterly Report on Form 10-Q includes forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. The Company uses words such as “expect,” “anticipate,” “believe,” “intend” and similar expressions to identify forward-looking statements. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. A number of important risks and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVADEL PHARMA INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

ASSETS	September 30, 2007 (unaudited)	December 31, 2006
Current Assets:
Cash and cash equivalents	$6,252,000	$16,586,000
Short-term investments	3,372,000	3,690,000
Inventories	110,000	32,000
Investment in marketable equity security available for sale	—	466,000
Prepaid expenses and other current assets	950,000	572,000

Total Current Assets	10,684,000	21,346,000
Property and equipment, net	2,496,000	2,611,000
Other assets	369,000	359,000

TOTAL ASSETS	$13,549,000	$24,316,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,439,000	$798,000
Accrued expenses and other current liabilities	2,085,000	2,061,000
Current portion of deferred revenue	112,000	162,000
Current portion of capitalized lease obligations	181,000	125,000
Total Current Liabilities	3,817,000	3,146,000

Non-current portion of deferred revenue	1,858,000	2,444,000
Non-current portion of capitalized lease obligations	183,000	128,000

Total Liabilities	5,858,000	5,718,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 200,000,000 and 100,000,000 shares as of September 30, 2007 and December 31, 2006, respectively. Issued 59,592,260 and 58,358,818 shares at September 30, 2007 and December 31, 2006, respectively	59,000	58,000
Additional paid-in capital	69,076,000	66,860,000
Accumulated deficit	(61,438,000)	(48,280,000)
Accumulated other comprehensive loss	—	(34,000)
Less: Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)
Total Stockholders’ Equity	7,691,000	18,598,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,549,000	$24,316,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 31, 2006

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 31, 2006	September 30, 2007	October 31, 2006

License Fees and Milestone Fees Earned from Related Parties	$206,000	$1,041,000	$411,000	$2,121,000

Consulting Revenues from Related Parties	—	—	—	119,000

Total Revenues	206,000	1,041,000	411,000	2,240,000

Research and Development Expenses	2,086,000	2,164,000	8,508,000	5,053,000
Consulting, Selling, General and Administrative Expenses	951,000	1,492,000	5,539,000	4,631,000

Total Expenses	3,037,000	3,656,000	14,047,000	9,684,000

Loss From Operations	(2,831,000)	(2,615,000)	(13,636,000)	(7,444,000)

Other Income (Loss), net	294,000	—	(66,000)	—

Interest Income, net	127,000	106,000	544,000	257,000

Net Loss	$(2,410,000)	$(2,509,000)	$(13,158,000)	$(7,187,000)

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.05)	$(0.22)	$(0.15)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Share	59,591,000	49,213,000	59,465,000	46,694,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	Common Stock
	Shares	Amount		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2006	58,358,818	$58,000		$66,860,000	$(48,280,000)	$(34,000)	$(6,000)	$18,598,000
Share-based compensation expense	—	—		622,000	—	—	—	622,000
Stock issued for options and warrants exercised	271,528		—	200,000	—	—	—	200,000
Stock issued in connection with private placement	961,914	1,000		1,394,000	—	—	—	1,395,000
Comprehensive income (loss):
Reclassification of unrealized loss on investment in marketable equity security to realized loss	—	—		—	—	34,000	—	34,000
Net loss					(13,158,000)			(13,158,000)
Total comprehensive loss	—	—		—	—	—	—	(13,124,000)

BALANCE, September 30, 2007	59,592,260	$59,000		$69,076,000	$(61,438,000)	$—	$(6,000)	$7,691,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 31, 2006

(UNAUDITED)

	Nine Months Ended
	September 30, 2007	October 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,158,000)	$(7,187,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	622,000	904,000
Amortization of discount on short-term investments	(100,000)	(34,000)
Depreciation and amortization	522,000	506,000
Loss from return of investment in marketable equity security available for sale to issuer	140,000	—
Other than temporary impairment of investment in marketable equity security available for sale	360,000	—
Changes in operating assets and liabilities:
Inventories	(78,000)	162,000
Prepaid expenses and other current assets	(378,000)	78,000
Other assets	(10,000)	(23,000)
Accounts payable	641,000	508,000
Accrued expenses and other current liabilities	24,000	(43,000)
Deferred revenue	(636,000)	(121,000)
Net cash used in operating activities	(12,051,000)	(5,250,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(179,000)	(64,000)
Purchases of short-term investments	(9,737,000)	(4,651,000)
Maturities of short-term investments	10,155,000	697,000
Net cash provided by (used in) investing activities	239,000	(4,018,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through private placements	1,395,000	10,593,000
Proceeds from options and warrants exercised	200,000	419,000
Payments of capitalized lease obligations	(117,000)	(38,000)
Net cash provided by financing activities	1,478,000	10,974,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,334,000)	1,706,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,586,000	2,383,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,252,000	$4,089,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Equipment acquired under capitalized lease obligation	$228,000	$279,000

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

NOTE 2 – BASIS OF PRESENTATION AND LIQUIDITY

On June 28, 2006, our Board of Directors approved a change of our fiscal year end from July 31 to December 31. Accordingly, the new fiscal year began on January 1 and ends on December 31. We filed a Transition Report on Form 10-K for the five months ended December 31, 2006. As such, the end of the quarters in the new fiscal year does not coincide with the end of the quarters in the previous fiscal years. Due to significant costs, the Company is not recasting the quarterly data from the previous fiscal year as such costs would exceed any potential benefits. Instead, the Company is presenting financial statements and other financial information, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three and nine months ended September 30, 2007 and the three and nine months ended October 31, 2006, the most nearly comparable periods from the previous fiscal year. There are no seasonal or other significant factors which affect comparability.

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

The Company has reported a net loss of $13,158,000 and $7,187,000, and negative cash flows from operating activities of $12,051,000, and $5,250,000 for the nine months ended September 30, 2007 and October 31, 2006, respectively. As of September 30, 2007, the Company had working capital of $6,867,000, cash and cash equivalents of $6,252,000 and short-term investments of $3,372,000. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders, license payments from existing and future partners, and royalty payments from sales of approved drugs by partners. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. On December 27, 2006, the Company completed an equity financing in which it received proceeds, net of offering costs, of $13,144,000 of which $11,749,000 was received in December 2006 and $1,395,000 was received in January 2007.

Given the current and desired pace of development of its product candidates, the Company estimates that it will have sufficient cash on hand to fund development of its product candidates through March 31, 2008. Funding for the Company’s future development activities could be secured through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to the Company in a timely manner or on favorable terms, if at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability, if ever.

NOTE 3 – INVENTORIES

Inventories, consisting of raw materials, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

NOTE 4 – CASH EQUIVALENTS AND SHORT-TERM AND OTHER INVESTMENTS

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

NOTE 5 – LOSS PER SHARE

Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share is the same as basic loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. As of September 30, 2007 and October 31, 2006, there were 37.4 million and 30.5 million common shares, respectively, issuable upon exercise of options and warrants which were excluded from the diluted loss per share computation.

NOTE 6 – STOCK-BASED COMPENSATION

At September 30, 2007, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan, as amended, and the 2006 Equity Incentive Plan, as amended, (the “Plans”). On January 17, 2006, the stockholders of the Company, upon the recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock). The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares. These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant. Vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years. As of September 30, 2007, there were approximately 2.9 million shares available for issuance under the Plans.

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

Information with respect to stock option activity for the nine months ended September 30, 2007 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	8,775	$1.68	—	$—
Grants	3,234	1.67	—	—
Exercises	(268)	.75	—	—
Cancellations	(1,172)	1.68	—	—

Outstanding at September 30, 2007	10,569	$1.71	5.1	$—

Exercisable at September 30, 2007	7,058	$1.77	3.7	$—

Using the fair value method required by SFAS 123R, the Company recorded a credit of $309,000 or $0.01 per share, and expense of $622,000 or $0.01 per share for the three and nine months ended September 30, 2007, respectively, and expense of $308,000 or $0.01 per share, and $904,000 or $0.02 per share for the three and nine months ended October 31, 2006, respectively, related to share-based compensation. Share-based compensation for the three months ended September 30, 2007 included a $0.5 million credit relating to the modification and accelerated vesting of stock options issued to our former President and CEO, Dr. Jan Egberts (See Note 7). All such amounts are included in the Company’s net loss for each period.

As of September 30, 2007, unamortized stock-based compensation expense of $2.7 million remains to be recognized, which is comprised of $1.7 million related to non-performance based stock options to be recognized over a weighted average period of 1.7 years, $0.1 million related to restricted stock to be recognized over a weighted average period of 2.2 years, and $0.9 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Nine Months Ended
	September 30, 2007	October 31, 2006

Expected volatility	62%	65%
Dividend yield	0%	0%
Expected term (years)	4.9	5.4
Risk-free interest rate	4.8%	5.0%

The above table represents the weighted-average assumptions for all stock options granted during the nine months ended September 30, 2007 and October 31, 2006. The Company did not grant any stock options during the three months ended September 30, 2007 and October 31, 2006. During the three months ended March 31, 2007, the Company granted 667,000 performance-based stock options. No other performance-based stock options were granted during the nine months ended September 30, 2007. The Company used the following weighed average assumptions in determining the fair value for such performance-based options: expected volatility of 57%; dividend yield of 0%; expected term of 2.7 years; and risk-free interest rate of 4.6%.

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted was $0.93 during the nine months ended September 30, 2007 and October 31, 2006, respectively. The total intrinsic value of options exercised was $168,000 during the nine months ended September 30, 2007, and $78,000 and $292,000 during the three and nine months ended October 31, 2006, respectively. No options were exercised during the three months ended September 30, 2007.

NOTE 7 - RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

License and Development Agreements with Related Parties

Hana Biosciences, Inc/Par Pharmaceutical, Inc. In October 2004, the Company entered into a license and development agreement pursuant to which the Company granted to Hana Biosciences, Inc. (“Hana Biosciences”) an exclusive license to develop and market Zensana™, the Company’s oral spray version of ondansetron in the U.S. and Canada. Pursuant to the terms of the agreement, in exchange for $1,000,000, Hana Biosciences purchased 400,000 shares of the Company’s common stock at a per share price equal to $2.50, a premium of $0.91 per share or $364,000 over the then market value of the Company’s common stock. The Company accounted for this premium as deferred revenue related to the license. In connection with the agreement, Hana Biosciences issued to the Company $500,000 worth of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share). The fair value of the common stock received from Hana Biosciences was included in deferred revenue and was being recognized over the 20-year term of the agreement.

In July 2007, the Company, entered into a Product Development and Commercialization Sublicense Agreement (the “Sublicense Agreement”) with Hana Biosciences and Par Pharmaceutical, Inc. (“Par”), pursuant to which Hana Biosciences granted a non-transferable, non-sublicenseable, royalty-bearing, exclusive sublicense to Par to develop and commercialize Zensana™. In connection therewith, the Company and Hana Biosciences amended and restated their existing License and Development Agreement, as amended, relating to the development and commercialization of Zensana™ (the “Amended and Restated License Agreement”) to coordinate certain of the terms of the Sublicense Agreement. Under the terms of the Sublicense Agreement, Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana™ in the United States and Canada. The Company retains its rights to Zensana™ outside of the United States and Canada.

In addition, under the terms of the Amended and Restated License Agreement, Hana Biosciences relinquished its right to pay reduced royalty rates to the Company until such time as Hana Biosciences had recovered one-half of its costs and expenses incurred in developing Zensana™ from sales of Zensana™ and the Company agreed to surrender for cancellation all 73,121 shares of the Hana Biosciences common stock, with a fair value of $140,000, that had been acquired by the Company in connection with execution of the original License Agreement (See Note 8).

The Company received milestone payments from Hana Biosciences of $1 million and $2 million in the three and nine months ended October 31, 2006, respectively. No such payments were received in the three and nine months ended September 30, 2007. During the three months ended September 30, 2007, the Company recorded $294,000 of other income, net, to account for the loss of $140,000 from the return of Hana Biosciences’ shares and the write-off of the remaining deferred revenue of $434,000 (See Note 8). The Company may receive additional milestone payments and royalties over the term of the agreement.

Velcera. In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and is being recognized in income over the 20-year term of the agreement. In addition, the Company received an equity stake of 529,500 shares of common stock in Velcera which did not have a material value. Such investment continues to be carried at its cost basis of $0 as of September 30, 2007. In February 2007, Velcera merged with Denali Sciences, Inc., a publicly reporting Delaware corporation. In November 2007, the common stock of the merged companies began trading on the OTC bulletin board. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. The Company invoiced Velcera for reimbursable expenses amounting to $0 and $119,000 in the three and nine months ended October 31, 2006, respectively. No such amounts were invoiced in the three and nine months ended September 30, 2007; however, in the three months ended June 30, 2007 the Company recorded $125,000 of revenue related to amounts owed to the Company as a result of a license and development agreement Velcera entered into with a third party.

Manhattan Pharmaceuticals, Inc. In April 2003, the Company entered into a license and development agreement with Manhattan Pharmaceuticals for the worldwide, exclusive rights to the Company’s proprietary oral spray technology to deliver propofol for pre-procedural sedation. The terms of the agreement call for certain license, milestone and other payments, the first $125,000 of which was received in June 2003. In November 2003, the Company received $375,000 from Manhattan Pharmaceuticals for license fees. The Company has included these license fees in deferred revenue and is recognizing these license fees over the 20-year term of the license. In July 2007, Manhattan Pharmaceuticals, our partner for our propofol oral spray product candidate, announced that as part of its change in strategic focus it intends to pursue appropriate sub-licensing opportunities for this product candidate.

Lindsay A. Rosenwald, M.D., a significant stockholder of the Company, may be deemed to be an affiliate of the Company, Manhattan Pharmaceuticals, Velcera, and Hana Biosciences. Companies affiliated with Dr. Rosenwald have provided financial and other services unrelated to the Company’s agreements with the parties to such agreements from time to time.

Other Related Party Transactions

In November 2005, the Company entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) and a Consulting Agreement (the “Dr. Shangold’s Consulting Agreement”) with Gary Shangold, M.D. Dr. Shangold is the former President and Chief Executive Officer of the Company. Pursuant to Dr. Shangold’s Consulting Agreement, the Company paid Dr. Shangold $75,000 and $225,000 in the three and nine months ended October 31, 2006, respectively. No such payments were made in the three and nine months ended September 30, 2007.

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement is on a month-to-month basis and has compensated Mr. Ratoff at a rate of between $10,000 and $17,500 per month depending upon the amount of his involvement at the Company. The rate as of September 30, 2007 is $17,500 per month. Pursuant to this consulting arrangement, the Company paid Mr. Ratoff approximately $53,000 and $139,000 for the three and nine months ended September 30, 2007 for services rendered during such period.

In September 2007, the Company entered into a Separation, Consulting and General Release Agreement with Jan Egberts, M.D., the Company’s former President, Chief Executive Officer and Director (“Dr. Egberts’ Consulting Agreement”). Under the terms of Dr. Egberts’ Consulting Agreement, Dr. Egberts will provide the Company with certain consulting services for a period of twelve (12) months, ending July 25, 2008 (the “Term”). Dr. Egberts shall receive fees for such services at a rate of $363,000 per annum, payable in equal biweekly installments during the Term, and will be reimbursed for certain expenses. In addition, options previously granted to Dr. Egberts which were outstanding as of July 25, 2007 but not otherwise vested and exercisable, immediately vested and became exercisable under Dr. Egberts’ Consulting Agreement and shall remain outstanding until the expiration of the Term (See Note 6). Pursuant to Dr. Egberts’ Consulting Agreement, the Company paid Dr. Egberts $61,000 for the three months ended September 30, 2007.

Other License and Development Agreements

In July 2004, the Company entered into a licensing agreement with Par for the exclusive right to market, sell and distribute NitroMist™, our nitroglycerin lingual spray in the U.S. and Canada. The Company has received upfront and milestone payments and may receive additional fees and royalty payments over the 10-year term of the license. The upfront payment has been included in deferred revenue and is being recognized in income over the 10-year term of the agreement. In July 2007, the Company and Par agreed to terminate the agreement relating to NitroMist™. The Company is currently investigating strategic partners for the commercialization of NitroMist™. During the three months ended September 30, 2007, the Company recorded $177,000 of revenue to write-off the remaining deferred revenue relating to this agreement.

On November 18, 2004, the Company entered into a manufacturing and supply agreement with INyX whereby INyX manufactures and supplies NitroMist™. For a five-year period that began November 18, 2004, INyX is the exclusive provider of the nitroglycerin lingual spray to the Company substantially worldwide. Pursuant to the terms and conditions of the agreement, it will be INyX’s responsibility to manufacture, package and supply NitroMist™ in such territories. Thereafter, INyX will have a non-exclusive right to manufacture such spray for an additional five years. In July 2007, INyX announced it filed for protection under the Chapter 11 bankruptcy laws. The Company is taking all necessary steps to ensure that any limited assets of the Company at INyX are protected.

NOTE 8 – OTHER INCOME (LOSS), NET

The following table summarizes the components of Other Income (Loss), net for the three and nine months ended September 30, 2007 and October 31, 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 31, 2006	September 30, 2007	October 31, 2006

Other than temporary impairment of investment in marketable equity security	$—	$—	$(360,000)	$—
Loss from return of investment in marketable equity security to issuer	(140,000)	—	(140,000)	—
Write-off of deferred revenue relating to investment in marketable equity security	434,000	—	434,000	—
Total Other Income (Loss), net	$294,000	$—	$(66,000)	$—

In October 2004, as part of the license agreement with Hana Biosciences, the Company received $500,000 of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share at the date of the agreement). As of March 31, 2007, such shares had a market value of $140,000, as compared to their original cost basis of $500,000. At such time, the Company determined that the decline in value of this investment was other than temporary and recorded a $360,000 impairment charge to the statement of operations, the only component of other loss, for the three months ended March 31, 2007 to establish a new cost basis of $140,000 for the investment as of March 31, 2007. During the three months ended September 30, 2007, as a result of the Amended and Restated License Agreement with Hana Biosciences as described in Note 7, the Company recorded a $140,000 charge to expense that is included in other income, net, to account for the return of Hana Biosciences’ shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and result of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report. The discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

On June 28, 2006, our Board of Directors approved a change of our fiscal year end from July 31 to December 31. Accordingly, our new fiscal year begins on January 1 and ends on December 31. We filed a Transition Report on Form 10-K for the five months ended December 31, 2006. As such, the end of the quarters in the new fiscal year does not coincide with the end of the quarters in the previous fiscal years. Due to the significant costs, the Company is not recasting the quarterly data from the previous fiscal year as such costs would exceed any potential benefits. Instead, we are presenting financial statements and other financial information, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the three and nine months ended September 30, 2007 and the three and nine months ended October 31, 2006, the most nearly comparable periods from the previous fiscal year. There are no seasonal or other significant factors which affect comparability.

Highlights for the nine months ended September 30, 2007, and additionally through the date of filing of this Quarterly Report on Form 10-Q, include the following:

Product Pipeline

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

Intellectual Property

•

Issued additional patents in Canada and Europe which further strengthens our intellectual property position in the oral delivery of pharmaceuticals. The issued patents cover the use of multiple classes of drugs in oral sprays, including those for the treatment of pain, and for central nervous system disorders under our oral spray delivery system in Canada, and analgesics, alkaloids, and nicotine in Europe.

Executive Team and Board of Directors

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

Drug development in the U.S. and most countries throughout the world is a process that includes several steps defined by the U.S. Food and Drug Administration, or FDA, or comparable regulatory authorities in foreign countries. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit a New Drug Application, or NDA, which includes complete reports of pre-clinical, clinical and laboratory studies to prove such product’s safety and efficacy. Prior to submission of the NDA, it is necessary to submit an Investigational New Drug, or IND, to obtain permission to begin clinical testing of the new drug. Given that our current product candidates are based on a new technology for formulation and delivery of active pharmaceutical ingredients that have been previously approved and that have been shown to be safe and effective in previous clinical trials, we believe that we will be eligible to submit what is known as a 505(b)(2) NDA. We estimate that the development of new formulations of our pharmaceutical product candidates, including formulation, testing and submission of an NDA, will require significantly less time and lower investments in direct research and development expenditures than is the case for the discovery and development of new chemical entities. However, our estimates may prove to be inaccurate; or pre-marketing approval relating to our proposed products may not be obtained on a timely basis, if at all, and research and development expenditures may significantly exceed management’s expectations.

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

We expect to continue to spend significant amounts on the development of our product candidates and we expect our costs to increase as we continue to develop and ultimately commercialize our product candidates. The following table summarizes our product candidates in clinical development:

	Active Ingredient or Class of Molecule	Indications	Stage of Development	Partner
Approved Product
NitroMist™	Nitroglycerin	Acute angina	FDA Approved	-
Product Candidates
Zolpidem	Zolpidem tartrate	Sleeplessness	Definitive PK study-complete NDA – targeted 2H07	-
Sumatriptan	Sumatriptan succinate	Migraines	Pilot Efficacy study complete	-
Ropinirole	Ropinirole	Idiopathic Parkinson’s Disease	Clinical development	-
Tizanidine	Tizanidine hydrochloride	Spasticity	Clinical development	-
Zensana™	Ondansetron	Anti-emetic	Clinical development	Hana Biosciences/Par Pharmaceuticals

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

Zolpidem oral spray. Zolpidem is the active ingredient in Ambien®, the leading hypnotic marketed by Sanofi-Aventis. We are currently targeting an NDA submission for our zolpidem product candidate in the second half of 2007. If this timeline is met, we may obtain final approval from the FDA in calendar 2008.

Sumatriptan oral spray. Sumatriptan is the active ingredient in Imitrex® which is the largest selling migraine remedy marketed by GlaxoSmithKline, or GSK. Previously, we were targeting an NDA submission for our sumatriptan product candidate in the first half of calendar 2008; however, due primarily to funding constraints, at the present time, we are unable to make predictions for this program relative to sufficient funding, timing, future strategic partnerships, regulatory pathway or approval with the FDA.

Tizanidine oral spray. Tizanidine is indicated for the treatment of spasticity, a symptom of several neurological disorders, including multiple sclerosis, spinal cord injury, stroke and cerebral palsy, which leads to involuntary tensing, stiffening and contracting of muscles. Tizanidine treats spasticity by blocking nerve impulses through pre-synaptic inhibition of motor neurons. This method of action results in decreased spasticity without a corresponding reduction in muscle strength. Because patients experiencing spasticity may have difficulty swallowing the tablet formulation of the drug, our tizanidine oral spray may provide patients suffering from spasticity with a very convenient solution to this serious treatment problem. We were previously targeting an NDA submission for our tizanidine product candidate in calendar 2008. However, in June 2007, we announced our near-term clinical development strategy and our intention to focus the majority of our research and development resources on our two lead product candidates, zolpidem and sumatriptan oral spray.

Ropinirole oral spray. Ropinirole is indicated for the treatment of the signs and symptoms of idiopathic Parkinson's disease. Ropinirole oral spray is ideal for the geriatric population who may be suffering from dysphagia (difficulty swallowing); 85% of sufferers of Parkinson's are 65 years of age or older and it is estimated that 45% of elderly people have some difficulty in swallowing. Our formulation of ropinirole oral spray may represent a more convenient way for the patient or healthcare provider to deliver ropinirole to patients suffering stiffness and/or tremors. We were previously targeting an NDA submission for our ropinirole product candidate in calendar 2008. However, in June 2007, we announced our near-term clinical development strategy and our intention to focus the majority of our research and development resources on our two lead product candidates, zolpidem and sumatriptan oral spray.

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

Propofol oral spray. Propofol is the active ingredient in Diprivan®, a leading intravenous anesthetic marketed by AstraZeneca. We continue to support our partner, Manhattan Pharmaceuticals, Inc., or Manhattan Pharmaceuticals, who will oversee all clinical development and regulatory approval for this product candidate. On July 10, 2007, Manhattan Pharmaceuticals announced its intention to pursue appropriate sub-licensing opportunities for this product candidate.

Veterinary. Our veterinary initiatives are being carried out largely by our partner, Velcera, Inc., or Velcera. In June 2007, Velcera announced that it had entered into a global license and development agreement with Novartis Animal Health. The agreement calls for Novartis Animal Health to develop, register and commercialize a novel canine product utilizing Velcera’s Promist™ platform, which is based on our patented oral spray technology.

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

STOCK-BASED COMPENSATION –We have adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, effective August 1, 2005 and have selected the Black-Scholes method of valuation for share-based compensation. SFAS 123R requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. Using the fair value method required by SFAS 123R, we recorded a credit of $309,000, or $0.01 per share, and expense of $622,000, or $0.01 per share, for the three and nine months ended September 30, 2007, respectively, and expense of $308,000, or $0.01 per share, and $904,000, or $0.02 per share, for the three and nine months ended October 31, 2006, respectively, related to share-based compensation. Share-based compensation for the three months ended September 30, 2007 included a $0.5 million credit relating to the modification and accelerated vesting of stock options issued to our former President and CEO, Dr. Jan Egberts. (See Note 7.) We will continue to incur share-based compensation charges in future periods. As of September 30, 2007, unamortized stock-based compensation expense of $2.7 million remains to be recognized, which is comprised of $1.7 million related to non-performance based stock options to be recognized over a weighted average period of 1.7 years, $0.1 million related to restricted stock to be recognized over a weighted average period of 2.2 years, and $0.9 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

We used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants in the respective periods:

	Nine Months Ended
	September 30, 2007	October 31, 2006

Expected volatility	62%	65%
Dividend yield	0%	0%
Expected term (years)	4.9	5.4
Risk-free interest rate	4.8%	5.0%

The above table represents the weighted-average assumptions for all options granted during the three and nine months ended September 30, 2007 and October 31, 2006. We did not grant any stock options during the three months ended September 30, 2007 and October 31, 2006. During the three months ended March 31, 2007, we granted 667,000 performance-based stock options. We used the following weighed average assumptions in determining the fair value for such performance-based options: expected volatility of 57%; dividend yield of 0%; expected term of 2.7 years; and risk-free interest rate of 4.6%.

Expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. We are utilizing a 5% forfeiture rate, which we believe is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are expensed as incurred.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 31, 2006

License fees and milestone fees earned from related parties for the nine months ended September 30, 2007 were $411,000, as compared to $2,121,000 for the nine months ended October 31, 2006. The decrease is primarily due to non-recurring milestone payments received in connection with our license and development agreement with Hana Biosciences in the nine months ended October 31, 2006.

Consulting revenues from related parties for the nine months ended September 30, 2007 were $0, as compared to $119,000 for the nine months ended October 31, 2006. The decrease is due to lower revenue from Velcera for veterinary products. We are not currently performing any development work for Velcera.

Research and development expenses for the nine months ended September 30, 2007 were $8,508,000 as compared to $5,053,000 for the nine months ended October 31, 2006. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the nine months ended September 30, 2007 and October 31, 2006.

	Nine Months Ended
	September 30, 2007	October 31, 2006
NitroMist™	$250,000	$895,000
Zolpidem	4,068,000	1,291,000
Sumatriptan	747,000	447,000
Zensana™	212,000	—
Propofol	—	—
Tizanidine	105,000	97,000
Ropinirole	3,000	58,000
Other research and development costs	977,000	879,000
Internal costs	2,146,000	1,386,000
Total research and development expenses	$8,508,000	$5,053,000

In the preceding table, research and development expenses are set forth in the following categories:

•

NitroMist™, Zolpidem, Sumatriptan, Tizanidine and Ropinirole - third-party direct project expenses relating to the development of the respective product candidates. We expect to devote the majority of our research and development resources to our zolpidem and sumatriptan product candidates and expect that costs associated with these product candidates may increase in future periods;

•

Zensana™ and Propofol - third-party direct project expenses relating to the development of Zensana™ and our Propofol product candidate. As our partners for the Propofol product candidate, Manhattan Pharmaceuticals, and for Zensana™, Par, are overseeing all clinical development and regulatory approval activities, we do not expect to devote a significant amount of resources to these product candidates. In light of Hana Biosciences’ announcements in February 2007 and March 2007 regarding the status of Zensana™, as described above, we devoted resources to this project during the three months ended March 31, 2007, including approximately $204,000 in third-party costs;

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the nine months ended September 30, 2007 increased primarily as a result of the following items:

•	$2,777,000 increase primarily related to product development costs for our Zolpidem product candidate, including costs for clinical trials, manufacturing preparedness and other NDA preparatory costs;

•	$300,000 increase primarily related to product development costs for our Sumatriptan product candidate, including costs for clinical trials and manufacturing preparedness;

•	$760,000 increase in internal costs primarily due to an increase in payroll and other compensation costs as of result of research and development related higher headcount; and

•

$645,000 decrease in costs associated with our NitroMist™ product candidate primarily due to process validation and method transfer activities in the nine months ended October 31, 2006, which did not recur in the nine months ended September 30, 2007.

•

General and administrative expenses for the nine months ended September 30, 2007 were $5,539,000 as compared to $4,631,000 for the nine months ended October 31, 2006. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The increase in general and administrative expenses is primarily attributable to higher payroll, other compensation costs and legal expenses.

Primarily as a result of the factors described above, total expenses for the nine months ended September 30, 2007 were $14,047,000, as compared to $9,684,000 for the nine months ended October 31, 2006.

Other Loss, net for the nine months ended September 30, 2007 and October 31, 2006 is comprised of the following items:

	Nine Months Ended
	September 30, 2007	October 31, 2006

Other than temporary impairment of investment in marketable equity security	$(360,000)	$—
Loss from return of investment in marketable equity security to issuer	(140,000)	—
Write-off of deferred revenue relating to investment in marketable equity security	434,000	—
Total Other Loss, net	$(66,000)	$—

•	$360,000 non-cash charge recorded to write-down our investment in Hana Bioscienses as we determined that the decline in market value was other than temporary;

•	$140,000 non-cash charge to account for the return of Hana Biosciences’ shares, as a result of the Amended and Restated License Agreement with Hana Biosciences; and

•	$434,000 benefit to write-off the remaining deferred revenue related to the shares received Hana Biosciences.

Interest income for the nine months ended September 30, 2007 was $544,000, as compared to $257,000 for the nine months ended October 31, 2006 due to higher average cash and short-term investment balances.

The resulting net loss for the nine months ended September 30, 2007 was $13,158,000, as compared to $7,187,000 for the nine months ended October 31, 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 31, 2006

License fees and milestone fees earned from related parties for the three months ended September 30, 2007 were $206,000, as compared to $1,041,000 for the three months ended October 31, 2006. The decrease is primarily due to a non-recurring milestone payment received in connection with our license and development agreement with Hana Biosciences in the three months ended October 31, 2006.

Research and development expenses for the three months ended September 30, 2007 were $2,086,000, as compared to $2,164,000 for the three months ended October 31, 2006. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. As illustrated by the below summary, our research and development expenses remained relatively consistent for the three months ended September 30, 2007, as compared to the three months ended October 31, 2006.

	Three Months Ended
	September 30, 2007	October 31, 2006
NitroMist™	$60,000	$257,000
Zolpidem	771,000	788,000
Sumatriptan	187,000	162,000
Zensana™	8,000	—
Propofol	—	—
Tizanidine	—	97,000
Ropinirole	—	43,000
Other research and development costs	439,000	301,000
Internal costs	621,000	516,000
Total research and development expenses	$2,086,000	$2,164,000

In the preceding table, research and development expenses are set forth in the following categories:

•

NitroMist™, Zolpidem, Sumatriptan, Tizanidine and Ropinirole - third-party direct project expenses relating to the development of the respective product candidates. We expect to devote the majority of our research and development resources to our zolpidem and sumatriptan product candidates and expect that costs associated with these product candidates may increase in future periods;

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

General and administrative expenses for the three months ended September 30, 2007 were $951,000, as compared to $1,492,000 for the three months ended October 31, 2006. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to a $617,000 decrease in the non-cash charge for stock compensation expenses in the three months ended September 30, 2007 primarily due to a $542,000 credit associated with the modification and accelerated vesting of options for Dr. Egberts, our former President and CEO.

Primarily as a result of the factors described above, total expenses for the three months ended September 30, 2007 were $3,037,000, as compared to $3,656,000 for the three months ended October 31, 2006.

Other Income, net for the three months ended September 30, 2007 and October 31, 2006 is comprised of the following items:

	Three Months Ended
	September 30, 2007	October 31, 2006

Loss from return of investment in marketable equity security to issuer	$(140,000)	$—
Write-off of deferred revenue relating to investment in marketable equity security	434,000	—
Total Other Income, net	$294,000	$—

•	$140,000 non-cash charge to account for the return of Hana Biosciences’ shares, as a result of the Amended and Restated License Agreement with Hana Biosciences; and
•	$434,000 benefit to write-off the remaining deferred revenue related to the shares received Hana Biosciences.

The resulting net loss for the three months ended September 30, 2007 was $2,410,000, as compared to $2,509,000 for the three months ended October 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of September 30, 2007 of $61,438,000, as compared to $48,280,000 as of December 31, 2006. Given the current and desired pace of development of our product candidates, we estimate that we will have sufficient cash on hand to fund development of our product candidates through March 31, 2008. We have had negative cash flow from operating activities of $12,051,000 for the nine months ended September 30, 2007, as compared to $5,250,000 for the nine months ended October 31, 2006. As of September 30, 2007, we had working capital of $6,867,000, as compared to $18,200,000 as of December 31, 2006, representing a net decrease in working capital of approximately $11,333,000. As explained further below, such decrease is primarily attributable to a net decrease in cash, short-term investments and investment in marketable equity security and an increase in accounts payable. In December 2006, we closed a private placement of our common stock and warrants to purchase shares of our common stock involving the sale of 9,823,983 shares of common stock and warrants to purchase 3,929,593 shares of common stock. We received proceeds, net of offering costs, of $13,144,000 of which $11,749,000 was received in December 2006 and $1,395,000 in January 2007.

Net cash used in operating activities was $12,051,000 for the nine months ended September 30, 2007, as compared to $5,250,000 for the nine months ended October 31, 2006. The $6,801,000 increase is primarily due to the following:

•

$5,971,000 increase in net loss in the nine months ended September 30, 2007 compared with the nine months ended October 31, 2006. As more fully described above, the increase in the net loss is primarily due to a decrease in revenues and an increase in total expenses;

•

$636,000 decrease in deferred revenue for the nine months ended September 30, 2007, as compared to a $121,000 decrease for the nine months ended October 31, 2006. Such fluctuation is attributable to the write-off and recognition in the statement of operations of deferred revenue associated with the Hana Biosciences’s shares and upfront license payments from Par during the nine months ended September 30, 2007; and

•	$500,000 non-cash charge in the nine months ended September 30, 2007 related to the write-down and subsequent return to issuer of an investment in Hana Biosciences.

Net cash provided by investing activities was approximately $239,000 for the nine months ended September 30, 2007, as compared to $4,018,000 used in investing activities for the nine months ended October 31, 2006. The difference is primarily a result of higher net maturities of short-term investments in the nine months ended September 30, 2007.

Cash provided by financing activities was approximately $1,478,000 for the nine months ended September 30, 2007, as compared to $10,974,000 for the nine months ended October 31, 2006. The $9,496,000 decrease is primarily attributable to the nine months ended October 31, 2006 including $10,593,000 of net proceeds from the private placement we completed in April 2006, as compared to the nine months ended September 30, 2007 including the remaining $1,395,000 of net proceeds received in January 2007 from the private placement we completed in December 2006.

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

Given the current and desired pace of development of our product candidates, we estimate that we will have sufficient cash on hand to fund development of our product candidates through March 31, 2008. Funding for the Company’s future development activities could be secured through new strategic partnerships and/or the sale of our common stock or other securities. There can be no assurance that such capital will be available to us in a timely manner or on favorable terms, if at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate to our operating leases, employment agreements, consulting agreements, and license agreements with our strategic partners. Since December 31, 2006, there have been no material changes with respect to our contractual obligations as disclosed in our Transition Report on Form 10-K for the five months ended December 31, 2006, and as supplemented by our Quarterly Report on form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007, other than that on September 13, 2007, in connection with his resignation, Dr. Egberts and the Company entered into a Separation, Consulting and General Release Agreement (the “Agreement”). Under the terms of the Agreement, Dr. Egberts will provide the Company with certain consulting services, not to exceed forty (40) hours in any calendar month, for a period of twelve (12) months, ending July 25, 2008 (the “Term”). Dr. Egberts shall receive fees for such services at a rate of $363,000 per annum, payable in equal bi-weekly installments during the Term. In addition, options previously granted to Dr. Egberts which were outstanding as of July 25, 2007 but not otherwise vested and exercisable, immediately vested and became exercisable under the Agreement and shall remain outstanding until the expiration of the Term. The Agreement contains customary provisions concerning confidentiality and non-competition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest primarily in short-term, highly-rated investments, including U.S. government securities and certificates of deposit guaranteed by banks. Our market risk exposure consists principally of exposure to changes in interest rates. Because of the short-term maturities of our investments, however, we do not believe that a decrease in interest rates would have a significant negative impact on the value of our investment portfolio.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective in that they were designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the three months ended September 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

WE WILL REQUIRE SIGNIFICANT CAPITAL FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION IN THE NEAR TERM.

The research, development, testing and approval of our product candidates involve significant expenditures, and, accordingly, we require significant capital to fund such expenditures. Due to our small revenue base, low level of working capital and, until recently, our relative inability to increase the number of development agreements with pharmaceutical companies, we have been unable to pursue aggressively our product development strategy. Until and unless our operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved drugs by partners. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. On December 27, 2006, we completed an equity financing in which we received gross proceeds of $14.2 million and approximate net proceeds of $13.1 million of which approximately $11.7 million was received in December 2006 and $1.4 million was received in January 2007. Given the current and desired pace of development of our product candidates, we estimate that we will have sufficient cash on hand to fund development of our product candidates through March 31, 2008. Funding for the Company’s future development activities could be secured through new strategic partnerships and/or the sale of our common stock or other securities. There can be no assurance that such capital will be available to us in a timely manner or on favorable terms, if at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

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

We had an accumulated deficit as of September 30, 2007 of approximately $61.4 million. We incurred losses in each of our last ten fiscal years, including net losses of approximately $13.2 million for the nine months ended September 30, 2007, $3.8 million for the five months ended December 31, 2006, $10.1 million for the fiscal year ended July 31, 2006, $9.5 million for the fiscal year ended July 31, 2005 and $6.3 million for the fiscal year ended July 31, 2004. Additionally, we have reported negative cash flows from operations of approximately $12.1 million for the nine months ended September 30, 2007, $1.8 million for the five months ended December 31, 2006, $8.9 million for the fiscal year ended July 31, 2006, $6.3 million for the fiscal year ended July 31, 2005, and $6.1 million for the fiscal year ended July 31, 2004. We anticipate that we will incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

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

Through July 31, 2007, our ondansetron oral spray product candidate, Zensana™ was licensed to Hana Biosciences, who was overseeing all clinical development and regulatory approval activities for this product in the U.S. and Canada. On July 31, 2007, we entered into a Product Development and Commercialization Sublicense Agreement with Hana Biosciences and Par, pursuant to which Hana Biosciences granted a sublicense to Par to develop and commercialize Zensana™. Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana™ in the United States and Canada. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences submitted its NDA on June 30, 2006. Such NDA was accepted for filing by the FDA in August 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar year 2007.  However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™ as a result thereof.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

Lindsay A. Rosenwald, M.D., a significant stockholder, directly and indirectly, of us, is the Chairman and sole shareholder of Paramount. In the regular course of its business and the business of its affiliates, and outside of its arrangement with us, Paramount and/or its affiliates identify, evaluate and pursue investment opportunities in biomedical and pharmaceutical products, technologies and companies. As of November 1, 2007, Dr. Rosenwald beneficially owns approximately 14% of our outstanding common stock (assuming exercise of certain warrants beneficially owned by Dr. Rosenwald). As such, Dr. Rosenwald and Paramount may be deemed to be our affiliates. Dr. Rosenwald has the ability to designate an individual to serve on our Board of Directors, or the Board, and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the American Stock Exchange, or AMEX, Mr. Lobell has been deemed to be an independent director by our Board as of September 15, 2006. Dr. Rosenwald and Paramount may also be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera and Hana Biosciences. In addition, Paramount has assisted us in the placement of shares in connection with various private placements. Refer to Note 7 “Related Party Transactions and License and Development Agreements” of the Financial Statements included in this Quarterly Report for additional information. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable in an arms length transaction from a person who is not an affiliate. Nevertheless, neither Dr. Rosenwald nor Paramount, nor their affiliates, are obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and we do not expect and our stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by Dr. Rosenwald or Paramount, or their affiliates, in the future will be made available to us. In addition, certain of our current officers and directors or any officers or directors hereafter appointed by us may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. Such other companies may have interests in conflict with our interests.

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

Our common stock has been listed for quotation on the AMEX since May 11, 2004 under the symbol “NVD”. Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the 12-month period ended September 30, 2007, the closing price of our common stock has ranged from $0.50 to $1.86. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ended September 30, 2007, the average daily trading volume in our common stock was approximately 161,000 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

In addition, we may not be able to continue to adhere to the strict listing criteria of the AMEX, including meeting the $6,000,000 minimum net worth continued listing requirement. If our common stock were no longer listed on the AMEX, investors might only be able to trade on the OTC Bulletin Board® or in the Pink Sheets® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of November 1, 2007, there were 59,592,260 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of November 1, 2007, we had outstanding stock options and warrants to purchase approximately 37.6 million shares of common stock, the exercise prices of which range between $0.46 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

The following table provides an overview of our stock options and corresponding plans:

Plan	Shares Authorized	Options Outstanding at November 1, 2007	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	60,000	—	Plan Closed
1997 Stock Option Plan	500,000	100,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	1,914,000	1,191,000	—
2006 Equity Incentive Plan	6,000,000	4,142,000	1,758,000	—
Non-Plan	n/a	4,352,000	n/a	—

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

As of November 1, 2007, we have 59,592,260 shares of common stock issued and outstanding and approximately 37.6 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

WE HAVE BROAD DISCRETION AS TO THE USE OF THE PROCEEDS FROM THE DECEMBER 2006 PRIVATE PLACEMENT AND MAY USE THE PROCEEDS IN A MANNER WITH WHICH YOU DISAGREE.

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

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

10.1	Separation, Consulting and General Release Agreement, effective as of July 25, 2007, by and between NovaDel Pharma Inc. and Jan H. Egberts, M.D.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 20, 2007.

10.2+	Amended and Restated License and Development Agreement, dated as of July 31, 2007, by and between NovaDel Pharma Inc. and HANA Biosciences, Inc.	Filed herewith

10.3+	Product Development and Commercialization Sublicense Agreement, dated as of July 31, 2007, by and among NovaDel Pharma Inc., HANA Biosciences and PAR Pharmaceuticals, Inc.	Filed herewith

10.4	Termination Agreement, dated as of July 31, 2007, by and between NovaDel Pharma and PAR Pharmaceuticals, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under 18 USC 1350, Section 1330 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished

+Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: November 14, 2007	By:	/S/ STEVEN B. RATOFF
Steven B. Ratoff
Interim President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2007	By:	/S/ MICHAEL E. SPICER
Michael E. Spicer
Chief Financial Officer
(principal financial and accounting officer)