Form 10-K/A
period 2007-12-31
NOVADEL PHARMA INC
filed 2008-04-25
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

NOVADEL PHARMA INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2007

EXPLANATORY NOTE

NovaDel Pharma Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This report does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include NovaDel Pharma Inc. (NovaDel).

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K/A includes “forward-looking statements”, including statements regarding NovaDel Pharma Inc.’s (the “Company,” “we,” “us” or “NovaDel”) expectations, beliefs, intentions or strategies for the future and the Company’s internal controls and procedures and outstanding financial reporting obligations and other accounting issues. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect the Company’s views as of the date they are made with respect to future events and financial performance. The Company uses words such as “expect,” “anticipate,” “believe,” “intend” and similar expressions to identify forward-looking statements. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. A number of important risks and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type the Company is developing (independently and through collaborative arrangements); the inherent risks and uncertainties in completing the pilot pharmacokinetic feasibility studies being conducted by the Company; possible changes in the Company’s financial condition; the progress of the Company’s research and development; clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture; timely obtaining sufficient patient enrollment in the Company’s clinical trials; the impact of development of competing therapies and/or technologies by other companies; the Company’s ability to obtain additional required financing to fund its research programs; the Company’s ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with the Company; the progress of the U.S. Food and Drug Administration, or FDA, approvals in connection with the conduct of the Company’s clinical trials and the marketing of the Company’s products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; acceptance for filing by the FDA does not mean that the New Drug Application, or NDA, has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted; the risks related to the Company’s internal controls and procedures; and the risks identified under the section entitled “Risk Factors” included as Item 1A in Part I of the Annual Report on Form 10-K filed on March 31, 2008 and other reports, including this report and other filings filed with the Securities and Exchange Commission from time to time.

We do not undertake to update any forward-looking statements.

We make available free of charge on our internet website (www.novadel.com ) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K/A.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, named executive officers and beneficial owners of more than 10% of our Common Stock are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted and to furnish us with copies of the reports. Based solely on a review of the copies of such forms furnished to us, we believe that from January 1, 2007 to December 31, 2007, that all Section 16(a) filing requirements applicable to our named executive officers, Directors and greater than 10% holders of our Common Stock were in compliance.

Information Regarding Board of Directors

The Board of Directors, or the Board, is comprised of the following members:

NAME	AGE	POSITION WITH NOVADEL
Mark J. Baric	49	Director
Thomas E. Bonney, CPA	43	Director
William F. Hamilton, Ph.D.	69	Lead Independent Director
J. Jay Lobell	45	Director
Charles Nemeroff, M.D., Ph.D.	58	Director
Steven B. Ratoff	65	Director and Chairman of the Board, Interim President and Chief Executive Officer

The ages, principal occupations and directorships held, and certain other information with respect to the nominees, are shown below as of April 28, 2008.

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

Thomas E. Bonney, CPA, Director, 43. Mr. Bonney was elected to the Board in March 2005. Since 2002, Mr. Bonney has served as Managing Director of CMF Associates, LLC, a financial and management consulting firm. Since December 2006, Mr. Bonney has been a General Partner in West Place LLC, and West Place Restaurant Group, LLC, privately-held companies that invest in and manage hotels and real estate. Since June 2005, Mr. Bonney has been a Director of Leblon Holdings LLC, a privately-held beverage supplier and from June 2005 through July 2007 was the Chief Financial Officer of Leblon Holdings, LLC. From 2001 to 2002, he was Chief Financial Officer of Akcelerant Holdings, Inc., a technology holding company. From 1995 to 2001, Mr. Bonney was President and a Director of Polaris Consulting & Information Technologies, a technology solutions provider. Mr. Bonney was at Deloitte & Touche from 1987 to 1995 in various positions including Senior Manager. Mr. Bonney received his B.S. in Accounting at the Pennsylvania State University and is a member of the Pennsylvania Institute of Certified Public Accountants. He is a member and chair of our Audit Committee and a member of our Corporate Governance and Nominating Committee.

William F. Hamilton, Ph.D., Director, 69. Dr. Hamilton was elected to the Board in March 2003. In January 2006, Dr. Hamilton was appointed Lead Independent Director. Dr. Hamilton has served on the University of Pennsylvania faculty since 1967, and is the Landau Professor of Management and Technology, and Director of the Jerome Fisher Program in Management and Technology at The Wharton School and the School of Engineering and Applied Science. He serves as a director of Neose Technologies, Inc., a publicly-traded company developing proprietary drugs. Dr. Hamilton is also a director of Yaupon Therapeutics, Inc., a privately-held specialty pharmaceutical company that develops small molecule pharmaceuticals licensed from under-served academic laboratories, Avid Radiopharmaceuticals, Inc., a privately-held clinical-stage product-focused molecular imaging company and Neuro Diagnostic Devices, a privately-held development-stage medical device company. Dr. Hamilton received his B.S. and M.S. in chemical engineering and his M.B.A. from the University of Pennsylvania, and his Ph.D. in applied economics from the London School of Economics. Dr. Hamilton is a member of our Audit Committee and a member and chair of our Corporate Governance and Nominating Committee.

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

Audit Committee

The Audit Committee currently consists of Mr. Bonney (Chair), Dr. Hamilton and Mr. Baric. In the opinion of the Board, and as the term “independent” is defined in Section 121(A) of the listing standards of AMEX, Mr. Bonney, Mr. Baric and Dr. Hamilton are independent of management and free of any relationship that would interfere with the exercise of independent judgment as members of the Audit Committee. Members of the Audit Committee also all meet the independence requirements set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. Our Board has determined that Mr. Bonney qualifies as an “audit committee financial expert” and “independent director” as those terms are defined by the regulations of the Securities and Exchange Commission and the listing standards of AMEX.

The Charter of the Audit Committee can be found on the Company’s website at www.novadel.com .

Code of Ethics

Our Board adopted a Business Conduct Policy that is applicable to all of our employees, officers and Directors. The Business Conduct Policy is intended to be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Business Conduct Policy satisfies the definition of “code of ethics” under the rules and regulations of the Securities and Exchange Commission and listing standards of AMEX. The Board adopted the Business Conduct Policy in 2003 and a subsequent revised Business Conduct Policy was adopted by the Board in 2004. A copy of the Business Conduct Policy can be obtained and will be provided to any person without charge upon written request to our Corporate Secretary at our executive offices, 25 Minneakoning Road, Flemington, New Jersey 08822.

The Business Conduct Policy can also be obtained on our website, www.novadel.com. We intend to disclose on our website any amendments to, or waivers from, our Business Conduct Policy that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and AMEX. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K/A.

Information Regarding Executive Officers

The names and ages of our current named executive officers are set out below. The named executive officers are elected annually by the Board and serve at the pleasure of the Board. The Board of Directors has determined that the following individuals are our executive officers for the 2008 fiscal year: Mr. Ratoff, Dr. Bergstrom, Mr. Spicer and Dr. Zodda.

NAME	AGE	POSITION WITH NOVADEL
Steven B. Ratoff	65	Interim President, Chief Executive Officer and Director
David H. Bergstrom, Ph.D.	53	Senior Vice President and Chief Operating Officer
Michael E. Spicer, CPA	54	Chief Financial Officer and Corporate Secretary
Deni M. Zodda, Ph.D.	54	Senior Vice President and Chief Business Officer

Steven B. Ratoff, Chairman of the Board, Interim President and Chief Executive Officer, 65.

David H. Bergstrom, Ph.D., Senior Vice President and Chief Operating Officer, 53. Dr. Bergstrom joined NovaDel in December 2006 as Senior Vice President and Chief Operating Officer. From 1999 to November 2006, Dr. Bergstrom served in several capacities at Cardinal Health, Inc., including Vice President, Research & Development and Senior Vice President and General Manager. From 1998 to 1999, Dr. Bergstrom was Vice President of Pharmaceutical & Chemical Development at Guilford Pharmaceuticals Inc. Dr. Bergstrom was employed by Hoechst Marion Roussel, Inc. as the Director of Pharmaceutical and Analytical Sciences from 1996 to 1998. Dr. Bergstrom served as Director of Pharmaceutical and Analytical Development for the predecessor company, Hoechst-Roussel Pharmaceuticals Inc., from 1991 to 1996, and Group Manager, Formulations, Pharmaceutical Research from 1990 to 1991. Prior thereto, Dr. Bergstrom held various positions at Ciba-Geigy Corporation. Dr. Bergstrom received his Ph.D. in Pharmaceutics at the University of Utah in 1985. In addition, he received his M.S. in Pharmaceutical Chemistry at the University of Michigan in 1982 and his B.S. degree in Pharmacy in 1978 at Ferris State University.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Directors

The general policy of the Board is that compensation for independent Directors should be a mix of cash and equity-based compensation. NovaDel does not pay employee Directors for Board service in addition to their regular employee compensation. The Compensation Committee, which consists solely of independent Directors, has the primary responsibility for reviewing and considering any revisions to Director compensation. The Board reviews the Compensation Committee’s recommendations and determines the amount of Director compensation.

Pursuant to its charter, the Compensation Committee may engage the services of outside advisers, experts, and others to assist them. During 2006, the Compensation Committee hired Compensation Resources, Inc. (“CRI”) to aid in setting Director compensation. During 2007, CRI acted as an advisor to the Compensation Committee on certain compensation-related matters. There were no changes to Director compensation in 2007.

To assist the Compensation Committee in its annual review of Director compensation in 2006, CRI provided Director compensation data compiled from the annual reports and proxy statements of companies that the Board uses as its “peer group” for determining Director compensation. The Director peer group used in the 2006 review by CRI consisted of companies within the pharmaceutical and drug delivery industry that are generally considered comparable to NovaDel. The Director peer group used in 2006 consisted of the following companies:

Director Compensation Peer Group

Advanced Life Sciences Holdings, Inc.

Advanced Viral Research Corp.

Anadys Pharmaceuticals, Inc.

Antigenics Inc.

Avalon Pharmaceuticals, Inc.

Biopure Corporation

BioSante Pharmaceuticals, Inc.

Curis, Inc.

Delcath Systems, Inc.

Elite Pharmaceuticals, Inc.

EpiCept Corporation

Generex Biotechnology Corporation

Idera Pharmaceuticals, Inc.

Inhibitex, Inc.

Lev Pharmaceuticals Inc.

Lipid Sciences, Inc.

Manhattan Pharmaceuticals, Inc.

Point Therapeutics, Inc.

RegeneRx Biopharmaceuticals, Inc.

Repros Therapeutics Inc.

SIGA Technologies, Inc.

Valentis, Inc.

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2007.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mark J. Baric(1)	$31,291	—	$76,144	—	—	—	$107,435
Thomas E. Bonney, CPA	$15,000	—	$67,335	—	—	—	$82,335
William F. Hamilton, Ph.D.	$17,000	—	$69,835	—	—	—	$86,835
J. Jay Lobell	$39,542	—	$37,335	—	—	—	$76,877
Charles Nemeroff, M.D., Ph.D.	$37,500	—	$37,335	—	—	—	$74,835
Steven B. Ratoff	$6,000	—	$57,335	—	—	—	$63,335(3)

(1)

Mr. Baric was elected in February 2007 and received 100,000 options. The estimated fair value of the option award on the grant date using a Black-Scholes option pricing model assumes the following: expected volatility of 64%; dividend yield of 0%; expected term until exercise of 3.5 years; and a risk-free interest rate of 4.9%. Options granted to non-employee Directors generally have the following terms: (i) exercise price equal to market price on the date of grant; (ii) vesting period of three years with one-third of the option grant vesting on each annual anniversary of the grant date; and (iii) contractual term of five years.

(2)

For all directors excluding Mr. Baric, $37,335 option award in January 2007 represents estimated fair value of the option award on the grant date using a Black-Scholes option pricing model that assumes the following: expected volatility of 63%; dividend yield of 0%; expected term until exercise of 3.5 years; and a risk-free interest rate of 4.8%. In addition, Mr. Bonney, Dr. Hamilton, and Mr. Ratoff received option awards valued at $30,000, $32,500, and $20,000, respectively, based on their election to receive their annual retainers for Board and committee memberships in the form of options, which options vested quarterly during the fiscal year ended December 31, 2007. The number of options received by such electing directors was determined using a Black-Scholes option pricing model with the following assumptions: expected volatility of 64%; dividend yield of 0%; expected term until exercise of 2.8 years; and a risk-free interest rate of 4.8%.

(3)	Does not include fees earned by Mr. Ratoff pursuant to his consulting arrangement with us.

The following table shows the options granted to each Director in the fiscal year ended December 31, 2007.

Director	Number of Shares Underlying Options Granted	Grant Date	Exercise Price Per Share
Mark J. Baric(1)	100,000	2/1/2007	$1.54
Thomas E. Bonney, CPA	50,000	1/16/2007	$1.52
	44,467	1/16/2007	$1.52
William F. Hamilton, Ph.D.	50,000	1/16/2007	$1.52
	48,173	1/16/2007	$1.52
J. Jay Lobell	50,000	1/16/2007	$1.52
Charles Nemeroff, M.D., Ph.D.	50,000	1/16/2007	$1.52
Steven B. Ratoff	50,000	1/16/2007	$1.52
	29,645	1/16/2007	$1.52

(1)	Mr. Baric was elected in February 2007 and was granted 100,000 stock options in 2007.

The Board followed the recommendation of the Compensation Committee and determined non-employee Director compensation as follows:

Fiscal 2007 Policy -- For the period from January 1, 2007 through December 31, 2007, Directors who were not employees and were independent received fees in the following amounts:

Equity Compensation -- Each new non-employee Director will, upon initially joining the Board, receive options to purchase 100,000 shares of our Common Stock pursuant to our 2006 Equity Incentive Plan, or the Plan, and thereafter, each non-employee Director will receive an annual grant of options to purchase 50,000 shares of our Common Stock upon re-election to the Board.

Cash Compensation -- Each non-employee Director will be paid an annual retainer fee of $20,000 and $2,000 for in-person and $1,000 for telephonic meetings of the Board. The Lead Independent Director will be paid a $2,500 retainer for such role. In addition, each non-employee Director will receive certain additional annual retainers and meeting fees for chairing or serving as a member of the committees of the Board, with annual retainers as follows:

Chairman of the Audit Committee	$7,500
Member of the Audit Committee	$2,500

Chairman of the Compensation Committee	$5,000
Member of the Compensation Committee	$2,500

Chairman of the Corporate Governance and Nominating Committee	$5,000
Member of the Corporate Governance and Nominating Committee	$2,500

In addition, each non-employee Director will be paid $1,000 for in-person and $500 for telephonic committee meetings. The Board has agreed to permit each non-employee Director to elect to receive cash compensation in connection with their Board and committee retainers in the form of equity under the Plan. Such election will be made on an annual basis and valued at the time of grant. Equity grants will be received by such non-employee Directors when cash compensation payments are due.

In September 2006, Mr. Ratoff was elected Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts in such position. Such arrangement is on a month-to-month basis. From September 15, 2006 until March 16, 2007, Mr. Ratoff was compensated at a rate of $17,500 per month and reimbursement of reasonable expenses. From March 16, 2007 until June 6, 2007, his monthly rate was reduced to $10,000 and reimbursement of reasonable expenses. Effective June 6, 2007, his monthly rate was increased to $17,500. Mr. Ratoff will also receive compensation as a member of the Board. On July 25, 2007, Mr. Ratoff was appointed as Interim President and Chief Executive Officer of the Company, concurrent with the resignation with Dr. Jan Egberts.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our named executive officers during the 2007 fiscal year. Our Chief Executive Officer, Chief Financial Officer and the other named executive officers included in the Summary Compensation Table on page 16 will be referred to as the “named executive officers” for purposes of this discussion.

This year’s overview of our executive compensation policy has been significantly expanded to provide a more comprehensive picture to you, the stockholder, of both the rationale behind executive compensation decisions and the manner in which those decisions are made. In developing our enhanced disclosure, the Compensation Committee of the Board, or Committee, relied upon the principles contained in the newly adopted regulations governing public company executive compensation disclosure that were recently approved by the Securities and Exchange Commission.

Compensation Objectives and Philosophy

The Committee is responsible for reviewing and approving the compensation payable to our named executive officers and other key employees. As part of such process, the Committee seeks to accomplish the following objectives with respect to our executive compensation programs:

•	motivate, recruit and retain executives capable of meeting our strategic objectives;
•	provide incentives to ensure superior executive performance and successful financial results for NovaDel; and
•	align the interests of the named executive officers with the long-term interests of our stockholders.

The Committee seeks to achieve these objectives by:

•	establishing a compensation structure that is both market competitive and internally fair;
•	linking a substantial portion of compensation to our achievement of financial objectives and the individual’s contribution to the attainment of those objectives;
•	providing upward leverage for overachievement of goals; and
•	providing long-term equity-based incentives.

In order to achieve the above goals, our total compensation package includes base salary and annual bonus, all paid in cash, as well as long-term compensation in the form of stock options and restricted stock. We believe that appropriately balancing the total compensation package is necessary in order to provide market-competitive compensation.

Setting Executive Compensation

Role of Compensation Committee and Chief Executive Officer. The Committee oversees the design, development and implementation of the compensation program for the Chief Executive Officer and the other named executive officers. The Committee evaluates the performance of the Chief Executive Officer and determines the Chief Executive Officer’s compensation in light of the goals and objectives of the compensation program. The Chief Executive Officer and the Committee together assess the performance of the other named executive officers employed by us as of December 31 and determine their compensation, based on initial recommendations from the Chief Executive Officer. Our Interim Chief Executive Officer provided the Committee with a detailed review of the performance of the other named executive officers and made recommendations to the Committee with respect to the compensation packages for those officers for the 2007 fiscal year.

Mr. Steven B. Ratoff, the Company’s Chairman of the Board, also serves as the Company’s Interim President and Chief Executive Officer. He was appointed as Interim President and Chief Executive Officer on July 25, 2007, concurrent with the resignation of Dr. Jan Egberts. Mr. Ratoff does not have an employment agreement with the Company in connection with his service as Interim President and Chief Executive Officer. In connection with Mr. Ratoff’s services as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts in such position. Such arrangement is on a month-to-month basis. From September 15, 2006 until March 16, 2007, Mr. Ratoff was compensated at a rate of $17,500 per month and reimbursement of reasonable expenses. From March 16, 2007 until June 6, 2007, his monthly rate was reduced to $10,000 and reimbursement of reasonable expenses. Effective June 6, 2007, his monthly rate was increased to $17,500. During the year ended December 31, 2007, Mr. Ratoff received $206,500 in consulting fees. As Mr. Ratoff is still a non-employee, he will continue to receive his annual retainer and option awards as a member of the Board.

The other named executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives and results with the Chief Executive Officer.

Role of Compensation Consultant. In 2006, the Committee utilized Compensation Resources, Inc., or CRI, a nationally recognized compensation consulting firm to provide competitive compensation data and general advice in the design of programs that affect the named executive officers compensation, including the Chief Executive Officer. Our named executive officers did not participate in the selection of the consultant. We have not used the services of any other compensation consultant in matters affecting the named executive officers or Director compensation. In the future, we, or the Committee, may engage or seek the advice of other compensation consultants. During 2006, CRI performed a market analysis of the compensation paid by comparable pharmaceutical and drug delivery companies and provided the Committee with recommended compensation ranges for each named executive officer position based on the competitive data. During 2007, CRI acted as an advisor to the Committee on certain compensation-related matters.

Competitive Position

The Committee has structured our annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Board and reward the executives for achieving such goals. At the end of the year, the Committee reviews the performance of each named executive officer in achieving the established objectives. These results are included with the overall performance review provided by the Chief Executive Officer, after which the Committee votes upon any recommendations for salary adjustments, stock option grants and cash incentives. The Chief Executive Officer then executes the actions recommended by the Committee with respect to such matters.

In CRI’s market analysis of compensation performed in 2006, the relevant peer group for compensation and benefit programs consists primarily of companies of comparative size, similar businesses and geographic scope. These are the firms with which NovaDel competes for talent. The comparator group was chosen to include companies with similar market capitalization, similar revenue size, and some direct competitors. The comparator group is different from the companies used in the “Performance Graph” on page 46 of our Annual Report on Form 10-K for the period ended December 31, 2007. The reason for this is that NovaDel has business competitors with whom we benchmark against for financial performance, but also have business and talent competitors against whom we benchmark for pay purposes. Additionally, the positions were compared to published survey data from nationally recognized sources to ensure the accuracy and validity of the proxy peer group. The companies from the peer analysis are listed below:

Company Name	Total Revenues Most Recent Fiscal Year ($Millions)	Current Stock Price ($)	Market Cap (Millions)	Total Shares Outstanding (Millions)
Advanced Life Sciences Holdings, Inc.	0.1	3.53	84.8	24
Advanced Viral Research Corp.	0.8	0.056	41.8	746.4
Anadys Pharmaceuticals, Inc.	4.9	3	88.5	29.5
Antigenics Inc.	0.6	1.9	74.7	39.3
Avalon Pharmaceuticals, Inc.	1.5	2.95	30.4	10.3
Biopure Corporation	2.1	0.92	38.9	42.3
BioSante Pharmaceuticals, Inc.	0.3	1.95	33.3	17.1
Curis, Inc.	6	1.56	76.6	47.1
Delcath Systems, Inc.	0.4	3.68	62.6	17
Elite Pharmaceuticals, Inc.	2.5	2.18	43.6	20
EpiCept Corporation	0.4	1.77	42.7	24.1
Generex Biotechnology Corporation	0.4	2.17	229.9	105.9
Idera Pharmaceuticals, Inc.	2.5	3.9	61.9	15.9
Inhibitex, Inc.	0.9	1.57	46.6	29.7
Lev Pharmaceuticals Inc.	0.5	0.75	77.6	103.5
Lipid Sciences, Inc.	0	1.68	46.5	27.7
Manhattan Pharmaceuticals, Inc.	1	0.67	39.7	59.3
Point Therapeutics, Inc.	0.2	1.17	46.5	39.7
RegeneRx Biopharmaceuticals, Inc.	0.6	2.3	85.9	37.3
Repros Therapeutics Inc.	0.6	8.28	75.4	9.1
SIGA Technologies, Inc.	8.5	1.97	50.2	25.5
Valentis, Inc.	0.7	0.84	11.4	8.9
MEAN			63.2

Components of Compensation

The key components of NovaDel’s executive compensation package are cash compensation (salary & annual incentives), long term incentives and company-sponsored benefit plans. These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by our named executive officers. We seek to achieve our compensation objectives through five key compensation elements:

•	base salary;
•	annual short-term cash incentives;
•	long-term equity incentive awards;
•	special benefits; and
•	change in control and other severance agreements.

Base Salary. In General – It is the Committee’s objective to set a competitive rate of annual base salary for each named executive officer. The Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their named executive officers with a guaranteed annual component of compensation that is not subject to performance risk. The Committee works with outside consultants as necessary to establish salary ranges for the named executive officers, with minimum to maximum opportunities that cover the normal range of market variability. The actual base salary for each named executive officer is then derived from those salary ranges based on his responsibility, tenure and past performance and market comparability.

Annual base salaries for the named executive officers are reviewed and approved by the Committee in the first fiscal quarter following the end of the previous performance year. Changes in base salary are based on the scope of an individual’s current job responsibilities, individual performance in the previous performance year, target pay position relative to the peer group, and our salary budget guidelines. The Committee reviews established goals and objectives and determines an individual’s achievement of those goals and objectives and considers the recommendations provided by the Chief Executive Officer to assist it in determining appropriate salaries for the named executive officers other than the Chief Executive Officer. For any given performance year, actual salary increases may range from 0% to 10% of the salary guidelines based on individual performance. This broad range allows for meaningful differentiation on a pay for performance basis.

Changes for Fiscal Year 2008 – The Committee met in December 2007 to evaluate the performance and compensation for each named executive officer. The Committee reviewed compensation of comparable companies and recognized the need to retain current management given individual and collective performance. As a result of the Company’s cash position and requirement for additional funding, the Committee recommended to the Board that no merit increases be granted to our named executive officers for 2008.

Annual Bonuses. In General – As part of their compensation package, our named executive officers have the opportunity to earn annual bonuses. Annual bonuses are designed to reward superior executive performance while reinforcing our short-term strategic operating goals. Pursuant to the individual employment agreements, the Committee establishes each year a target award for each named executive officer based on a percentage of base salary. Annual bonus targets as a percentage of salary increase with executive rank so that for the more senior executives, a greater proportion of their total cash compensation is contingent upon annual performance.

At the beginning of the performance year, each named executive officer, in conjunction with the Chief Executive Officer, establishes annual goals and objectives. Actual bonus awards are based on an assessment against the pre-established goals for each named executive officer’s individual performance, the performance of the business function for which he is responsible, and/or our overall performance for the year. For any given performance year, proposed annual bonuses may range from 0% to 100% of target, or higher under certain circumstances, based on corporate and individual performance. Corporate and individual performance has a significant impact on the annual bonus amounts because the Committee believes it is a precise measure of how the named executive officer contributed to business results.

Fiscal 2007 Performance Measures and Payouts – In 2007, annual bonus targets ranged from 30% to 50% of base salary for the named executive officers and were payable based on the Committee’s subjective review of both the performance of NovaDel as well as individual performance. The Committee utilizes annual bonuses to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will vary depending on the individual executive, but will relate generally to (i) operational goals such as the development of our product candidates and the identification and advancement of additional product candidates, (ii) strategic goals such as the establishment of operating plans and budgets, review of organization and staff, and (iii) the enhancement of stockholder value.

At the end of each fiscal year, the Committee determines the level of achievement with respect to each corporate goal, and decides the overall percent of corporate goal achievement for purposes of annual bonuses. For this assessment, the Committee evaluates the status of NovaDel’s development programs and clinical progress, corporate development and regulatory compliance activities. These qualitative factors are also typically used by comparable companies to evaluate performance and involve a subjective assessment of corporate performance by the Committee. Moreover, the Committee does not base its considerations on a single performance factor, but rather considers a mix of factors and evaluates company and individual performance against that mix. The Chief Executive Officer provides written evaluations for the named executive officers, other than himself, to the Committee along with his recommendations for each individual performance factor. The Committee reviews the performance and assessment of each named executive officer and then evaluates the Chief Executive Officer and assigns a weight to each individual achievement factor. The table below details fiscal 2007 annual bonus targets and actual payouts for our previous Chief Executive Officer, our Chief Operating Officer, our Chief Business Officer, and our Chief Financial Officer.

Name	Title	2007 Target Bonus ($)	2007 Target Bonus (% Salary)	2007 Actual Bonus ($)	2007 Actual Bonus (% Salary)
Jan H. Egberts, M.D.(1)	Former President and Chief Executive Officer	$175,000	50%	$0	0%
David H. Bergstrom, Ph.D.	Chief Operating Officer	$100,000	33.33%	$100,000	33.33%
Deni M. Zodda	Chief Business Officer	$83,500	30%	$0	0%
Michael E. Spicer, CPA	Chief Financial Officer and Corporate Secretary	$76,900	30%	$0	0%
Barry C. Cohen	Former Vice President – Business & New Product Development	—	—	$34,200(2)	15%

(1) Dr. Egberts resigned on July 23, 2007.

(2) Mr. Cohen received a bonus payment for certain licensing agreements closed in 2006, consistent with his employment agreement. Mr. Cohen’s employment agreement was terminated on March 16, 2007.

Change for Fiscal Year 2008 – As in 2007, annual bonuses for 2008, if any, will be based on achievement of pre-established company objectives and individual goals for each named executive officer and, for each named executive officer other than the Chief Executive Officer, a subjective review of that individual’s performance. Corporate performance targets may include such measures as strategic plan metrics while individual performance targets may include operational and financial metrics, regulatory compliance metrics, and delivery of specific programs, plans, and budgetary objectives identified and documented at the beginning of each fiscal year. It is the Committee’s intention to base a greater percentage of the annual award payout on corporate as opposed to individual performance for higher level executives, with 100% of the Chief Executive Officer’s annual bonus tied to the attainment of corporate performance objectives.

For the 2008 fiscal year awards, the potential payout may range from 0 –100% of target, or higher under certain circumstances. The Committee has also retained the discretion to reduce the dollar amount of the awards otherwise payable to the named executive officers. Our objectives relating to development and clinical goals for 2008 include the following:

•	pursuit of strategic partners for the European rights to our oral spray formulation of ondansetron, and certain other product candidates;
•	pursuit of strategic partners for our zolpidem oral spray; and
•	approval of a New Drug Application, or NDA for zolpidem oral spray.

The table below shows the dollar amount of the 2007 and 2008 annual target bonus for each named executive officer, together with percentage of base salary represented by that target:

Name	Title	2007 Target Bonus ($)	2007 Target Bonus (% Salary)	2008 Target Bonus ($)	2008 Target Bonus (% Salary)
Steven B. Ratoff(1)	Interim President and Chief Executive Officer	$0	0%	$0	0%
David H. Bergstrom, Ph.D.	Senior Vice President and Chief Operating Officer	$100,000	33.33%	$90,000	30%
Michael E. Spicer, CPA	Chief Financial Officer and Corporate Secretary	$76,900	30%	$76,900	30%
Deni M. Zodda, Ph.D.	Senior Vice President and Chief Business Officer	$82,500	30%	$82,500	30%

(1) Mr. Ratoff entered into a consulting arrangement with the Company in 2006, and is compensated under that arrangement at a rate of $17,500 per month, plus reimbursement of reasonable expenses. Mr. Ratoff is not entitled to a bonus.

Mr. Steven B. Ratoff, the Company’s Chairman of the Board, also serves as the Company’s Interim President and Chief Executive Officer. Mr. Ratoff does not have an employment agreement with the Company in connection with his service as Interim President and Chief Executive Officer, and therefore does not receive a base salary or annual bonus. In connection with Mr. Ratoff’s services as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts in such position. Such arrangement is on a month-to-month basis. From September 15, 2006 until March 16, 2007, Mr. Ratoff was compensated at a rate of $17,500 per month and reimbursement of reasonable expenses. From March 16, 2007 until June 6, 2007, his monthly rate was reduced to $10,000 and reimbursement of reasonable expenses. Effective June 6, 2007, his monthly rate was increased to $17,500. Mr. Ratoff will also receive compensation as a member of the Board. On July 25, 2007, Mr. Ratoff was appointed as Interim President and Chief Executive Officer of the Company, concurrent with the resignation with Dr. Jan Egberts.

Long-Term Incentive Equity Awards. In General - We believe that long-term performance is achieved through an ownership culture that encourages high performance by our named executive officers through the use of stock-based awards. Our equity plans have been established to provide our employees, including our named executive officers, with incentives to help align employees’ interests with the interests of our stockholders. The Committee believes that the use of stock-based awards offers the best approach to achieving our compensation goals. We have historically elected to use stock options as the primary long-term equity incentive vehicle; however, the Committee has used restricted stock and may in the future utilize restricted stock as part of our long-term incentive program. We have expensed stock option grants under Statement of Financial Accounting Standards 123R, Share-Based Payment (SFAS 123R), since August 1, 2005. Due to the early stage of our business and our desire to preserve cash, we expect to provide a greater portion of total compensation to our named executive officers through stock options and restricted stock grants than through cash-based compensation.

Stock Options. Our stock plans authorize us to grant options to purchase shares of Common Stock to our employees, Directors and consultants. The Committee generally oversees the administration of our stock option plans. In 2007, the Committee delegated the authority to our Chief Executive Officer to make initial option grants to certain new employees within an approved range. All new employee grants in excess of the Chief Executive Officer’s limit and any grant to a named executive officer are approved by the Committee. Stock options may be granted at the commencement of employment, annually, occasionally following a significant change in job responsibilities or to meet other objectives.

The Committee reviews and approves stock option awards to named executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each named executive officer’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Committee to eligible employees and, in appropriate circumstances, the Committee considers the recommendations of members of management, such as Steven B. Ratoff, our Interim President and Chief Executive Officer.

In 2007, certain named executive officers were awarded stock options in the amounts included in the Grants of Plan-Based Awards table on page 18. Stock options granted by us have an exercise price equal to the fair market value of our Common Stock on the day of grant, typically vest annually over a three-year period or upon the achievement of certain performance-based milestones and are based upon continued employment, and generally expire ten (10) years after the date of grant. The fair value of the options granted to the named executive officers in the Summary Compensation Table on page 16, is determined in accordance with SFAS 123R. The Committee has also granted performance based options to certain of our named executive officers. Incentive stock options also include certain other terms necessary to ensure compliance with the Internal Revenue Code of 1986, as amended.

We expect to continue to use stock options as a long-term incentive vehicle because:

•

Stock options align the interests of our named executive officers with those of our stockholders, supporting a pay-for performance culture, foster employee stock ownership, and focus the management team on increasing value for our stockholders.

•	Stock options are performed based. All of the value received by the recipient of a stock option is based on the growth of the stock price.
•

Stock options help to provide a balance to the overall executive compensation program as base salary and annual bonuses focus on the short–term compensation, while the vesting of stock options increases stockholder value over the longer term.

•

The vesting period of stock options encourages executive retention and the preservation of stockholder value. In determining the number of stock options to be granted to our named executive officers, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual named executive officer’s total compensation.

Restricted Stock. Our 2006 Equity Incentive Plan authorizes us to grant restricted stock. As of December 31, 2007, we had granted 100,000 shares of restricted stock to one named executive officer at a fair market value of $1.71 per share. In addition, on February 6, 2008, we granted 1.1 million shares of restricted stock to our Interim President and Chief Executive Officer, our three executive officers, and other non-executive employees of the Company. In order to implement our long-term incentive goals, we anticipate that we may grant additional shares of restricted stock in the future.

Executive Benefits and Perquisites

Our named executive officers, who are parties to employment agreements, will continue to be parties to such employment agreements in their current form until the expiration of the employment agreement or until such time as the Committee determines in its discretion that revisions to such employment agreements are advisable. In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our named executive officers, including medical, dental and life insurance and the ability to contribute and receive a company match to a 401(k) plan; however, the Committee in its discretion may revise, amend or add to the officer’s executive benefits if it deems it advisable. We believe these benefits are currently comparable to benefit levels for comparable companies. We have no current plans to change either the employment agreements (except as required by law or as required to clarify the benefits to which our named executive officers are entitled as set forth herein) or level of benefits.

Severance and Change in Control Arrangements

The specific terms of our severance and change in control arrangements are discussed in detail below under the headings Potential Payments Upon Termination or Change in Control on page 21 and Employment Agreements beginning on page 22. As a general matter, however, we believe that reasonable severance and change in control protection for our named executive officers is necessary in order for us to recruit and retain qualified executives.

Equity Grant Policy

All grants to our named executive officers are at the discretion of the Board, following review and input by the Committee.

IRC Section 162(m) compliance

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to our named executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. In general, our compensation program is designed to reward executives for the achievement of our performance objectives. The stock plan is designed in a manner intended to comply with the performance-based exception to Section 162(m). Nevertheless, compensation attributable to awards granted under the plans may not be treated as qualified performance-based compensation under Section 162(m). In addition, the Committee considers it important to retain flexibility to design compensation programs that are in the best interests of NovaDel and its stockholders and, to this end, the Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limitations under Section 162(m) when the Committee believes that compensation is appropriate and in the best interests of NovaDel and our stockholders, after taking into consideration changing business conditions and performance of our employees.

Compensation Committee Interlocks and Insider Participation

From January 1, 2007 through June 6, 2007, the members of the Compensation Committee of the Board were Mr. J. Jay Lobell, Dr. William F. Hamilton and Dr. Charles Nemeroff. From June 6, 2007 through December 31, 2007, the members of the Compensation Committee were Mr. J. Jay Lobell, Mr. Mark J. Baric and Dr. Charles Nemeroff. None of these individuals was at any time during or at any other time an officer or employee of ours. Dr. Jan H. Egberts, our President and Chief Executive Officer through July 25, 2008, and Mr. Steven B. Ratoff, our Chairman of the Board, and our Interim President and Chief Executive Officer from July 25, 2008 through the current date, participated in discussions and decisions regarding salaries and incentive compensation for all of our named executive officers, except they were excluded from discussions regarding their own salary and incentive stock compensation.

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for the named executive officers, NovaDel’s stock plans, and other management incentive, benefit and perquisite programs. Management has the primary responsibility for our financial statements, including the disclosure of executive compensation. With this in mind, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section beginning on page 8 of this Proxy Statement. The Compensation Committee is satisfied that the Compensation Discussion and Analysis fairly and completely represents the philosophy, intent, and actions of the Compensation Committee with regard to executive compensation. The Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement for filing with the Securities and Exchange Commission.

J. Jay Lobell, Chair
William F. Hamilton, Ph.D.
Charles Nemeroff, M.D., Ph.D.

Summary Compensation Table

The following table sets forth a summary for the fiscal year ended December 31, 2007 of the cash and non-cash compensation awarded, paid or accrued by us to our Chief Executive Officer, our Chief Financial Officer and our three most highly compensated officers other than the Chief Executive Officer and Chief Financial Officer who served in such capacities in 2007 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(14)	Total ($)
Steven B. Ratoff Interim President and Chief Executive Officer	2007 2006	206,500(2) 61,000(2)	— —	— —	57,335(3) 71,000(3)	— —	— —	6,000(3) 29,449(3)	269,835 161,449
Jan H. Egberts, MD Former President and Chief Executive Officer	2007 2006	355,000(4) 350,000	— 116,667	— —	1,422,913(5) —	— —	— —	41,013 30,245	1,818,926 496,912
David H. Bergstrom, Ph.D. Senior Vice President and Chief Operating Officer	2007 2006	300,000 23,076	100,000 —	— 171,000(6)	— 563,000(7)	— —	— —	19,799 —	419,799 757,076
Michael E. Spicer, CPA Chief Financial Officer and Corporate Secretary	2007 2006	255,731 244,000	— 73,200	— —	256,124(8) 491,000(9)	— —	— —	62,443 52,545	574,298 860,745
Deni M. Zodda, Ph.D Chief Business Officer	2007 2006	232,692 —	— —	— —	364,576(10)	— —	— —	25,541 —	622,809 —
Barry C. Cohen(11) Former Vice President-Business & New Product Development	2007 2006	148,204 228,000	— 34,200(12)	— —	8,100(13) —	— —	— —	35,035 44,155	191,339 306,355

(1)	Bonuses for Dr. Egberts, Mr. Spicer, and Mr. Cohen were earned in fiscal year 2006 and paid in 2007. Dr. Bergstrom’s bonus was earned in fiscal year 2007 and paid in January 2008.
(2)	Amount represents fees paid to Mr. Ratoff as part of his consulting agreement with NovaDel.
(3)	Amount represents Board fees paid to Mr. Ratoff during 2007 and 2006, as previously discussed under director compensation.
(4)

Amount includes $215,385 base salary paid through July 25, 2007, and consulting fees of $139,615 paid to Dr. Egberts from July 25, 2008 through December 31, 2007. Dr. Egberts resigned from the Company on July 25, 2007.

(5)

The grant date fair value, as determined by us for financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”), of the stock option awards was $1.14 per share for Dr. Egberts. The actual amount ultimately realized by Dr. Egberts from the equity award will likely vary based on a number of factors, including, but not limited to, NovaDel’s actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting. Dr. Egberts resigned from the Company on July 25, 2007.

(6)

The grant date fair value, as determined by us for financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”), of the restricted stock award was $1.71 per share for Dr. Bergstrom.

(7)

The grant date fair value, as determined by us for financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”), of the stock option awards was $0.63 per share for Dr. Bergstrom. The actual amount ultimately realized by Dr. Bergstrom from the equity award will likely vary based on a number of factors, including, but not limited to, NovaDel’s actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

(8)

The grant date fair value, as determined by us for financial reporting purposes in accordance with FAS 123R, of the stock option awards was $1.14 per share for Mr. Spicer. The actual amount ultimately realized by Mr. Spicer from the equity award will likely vary based on a number of factors, including, but not limited to, NovaDel’s actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

(9)

The grant date fair value, as determined by us for financial reporting purposes in accordance with FAS 123R, of the stock option awards was $1.09 per share for Mr. Spicer. The actual amount ultimately realized by Mr. Spicer from the equity award will likely vary based on a number of factors, including, but not limited to, NovaDel’s actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

(10)

The grant date fair value, as determined by us for financial reporting purposes in accordance with FAS 123R, of the stock option awards was $0.55 per share for Dr. Zodda. The actual amount ultimately realized by Dr. Zodda from the equity award will likely vary based on a number of factors, including, but not limited to, NovaDel’s actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

(11)	Mr. Cohen ceased to be Vice President-Business & New Product Development on January 4, 2007.
(12)	Amount represents bonus payable to Mr. Cohen for certain license agreements closed in 2006, as per his employment agreement. Mr. Cohen’s employment agreement was terminated in March 2007.
(13)

The amount shown represents an option award to which Mr. Cohen was entitled pursuant to his Employment Agreement and which was granted in March 2007. The grant date fair value, as determined by us for financial reporting purposes in accordance with FAS 123R, of the stock option awards was $0.81 per share for Mr. Cohen. The actual amount ultimately realized by Mr. Cohen from the equity award will likely vary based on a number of factors, including, but not limited to, NovaDel’s actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

(14)	See All Other Compensation – 2007 chart below for amounts.

All Other Compensation — 2007

Name	401(K) ($)	Health Care Coverage ($)	Relocation ($)	Severance Payment ($)	Vacation Payout ($)	Auto Allowance ($)	Total ($)
Jan H. Egberts, M.D.	8,615	32,398	—	—	—	—	41,013
Steven B. Ratoff	—	—	—	—	—	—	—
David H. Bergstrom, Ph.D.	6,500	13,299	—	—	—	—	19,799
Michael E. Spicer, CPA	10,192	24,195	28,056	—	—	—	62,443
Deni M. Zodda, Ph.D.	9,154	16,387					25,541
Barry C. Cohen	5,262	10,235	—	—	17,538	2,000	35,035

Grants Of Plan-Based Awards

The following table sets forth information with respect to the named executive officers concerning grants of options during the fiscal year ended December 31, 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Jan H. Egberts, M.D.	1/26/07	—	—	—	—	—	—	—	1,250,000(1)	$1.81	1,422,913
Steven B. Ratoff	1/16/07 1/16/07	—	—	—	—	—	—	—	50,000 (2) 29,645 (3)	$1.52 $1.52	$37,335 $20,000
David H. Bergstrom, Ph.D.	—	—	—	—	—	—	—	—	—	—	—
Michael E. Spicer, CPA	1/26/07	—	—	—	—	—	—	—	225,000(4)	$1.81	256,124
Deni M. Zodda, Ph.D.	2/22/07	—	—	—	—	—	—	—	667,000(5)	$1.47	364,576
Barry C. Cohen	3/1/07	—	—	—	—	—	—	—	10,000(6)	$1.40	8,100

(1)

Amounts in this column represent stock options granted pursuant to our 2006 Equity Incentive Plan to the named executive officer during 2006. Dr. Egberts received a stock option grant on January 26, 2007 with a grant date fair value, as determined in accordance with FAS 123R, of $1.14 per share. Dr. Egberts was granted 55,248 incentive stock options which vest as follows: 18,416 of the options vest on January 26, 2008; 18,416 of the options vest on January 26, 2009; and 18,416 of the options vest on January 26, 2010 and was granted 1,194,752 non-qualified stock options which vest as follows: 398,251 of the options vest on January 26, 2008; 398,251 of the options vest on January 26, 2009; and 398,250 of the options vest on January 26, 2010. In connection with the Separation, Consulting and General Release Agreement (the “Agreement”) entered into on September 13, 2007, all of these options became fully vested, and are exercisable until the conclusion of the Agreement on July 25, 2008.

(2)

Mr. Ratoff received an option grant on January 16, 2007 with a grant date fair value, as determined in accordance with FAS123R, of $0.75 per share. Mr. Ratoff’s options vest as follows: 16,666 of the options vest on January 16, 2008; 16,667 of the options vest on January 16, 2009; and 16,667 of the options vest on January 16, 2010.

(3)

Mr. Ratoff received an option grant on January 16, 2007 with a grant date fair value, as determined in accordance with FAS123R, of $0.67 per share, which option grant was elected by Mr. Ratoff in lieu of receiving his $20,000 annual retainer for Board membership. Mr. Ratoff’s options vested quarterly during 2007, and became fully vested on January 16, 2008.

(4)

Mr. Spicer received a stock option grant on January 26, 2007 with a grant date fair value, as determined in accordance with FAS 123R, of $1.14 per share. Mr. Spicer was granted 60,606 incentive stock options which vest as follows: 20,202 of the options vest on January 26, 2008; 20,202 of the options vest on January 26, 2009; and 20,202 of the options vest on January 26, 2010 and was granted 169,752 non-qualified stock options which vest as follows: 56,584 of the options vest on January 26, 2007; 56,584 of the options vest on January 26, 2008; and 56,584 of the options vest on January 26, 2009.

(5)

Dr. Zodda joined the Company on February 22, 2007, and received incentive stock options to purchase 68,027 shares of common stock of the Company and non-qualified stock options to purchase 598,973 shares of common stock of the Company on that date with a grant date fair value, as determined in accordance with FAS123R, of $0.55 per share. Dr. Zodda’s options are performance based, and vest upon achievement of performance milestones; so that 22,676 incentive stock options and 200,324 non-qualified stock options will vest on the signing of a Board approved third party agreement for U.S. or worldwide rights of sumatriptan; 22,676 incentive stock options and 199,324 non-qualified stock options will vest on the signing of a Board approved third party agreement for U.S. or worldwide rights of zolpidem; and 22,675 incentive stock options and 199,325 non-qualified stock options will vest upon approval by the Board of any third party agreement whereby the Company obtains the right to develop a product incorporating an active pharmaceutical ingredient that is the subject of a then valid U.S. Patent (or in-process U.S. Patent Application) and already approved for sale by the U.S. Food and Drug

Administration with sales in the U.S. of at least $100 million. Such options will expire on February 21, 2017.

(6)

Mr. Cohen received a stock option grant on March 1, 2007 with a grant date fair value as determined in accordance with FAS 123R of $0.81 per share. Such options vested immediately, and had an expiration date of June 17. 2007, and have lapsed.

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding at December 31, 2007 for each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jan H. Egberts, M.D.	1,622,700(1) 55,248(1) 1,194,752(1)	— — —	— — —	$1.70 $1.81 $1.81	7/25/2008 7/25/2008 7/25/2008	—	—	—	—
Steven B. Ratoff	33,333(2) 29,945(3) —(2)	66,667 — 50,000	—	$1.36 $1.52 $1.52	1/16/2011 1/15/2012 1/15/2012	—	—	—	—
David H. Bergstrom, Ph.D.	14,620(4) 210,380(4)	43,859 631,141	—	$1.71 $1.71	12/3/2016 12/3/2016	66,667(8)	$16,000	—	—
Deni M. Zodda, Ph.D.	— —	68,027(5) 598,973(5)	— —	$1.47 $1.47	2/21/2017 2/21/2017	—	—	—	—
Michael E. Spicer, CPA	100,000(3) 20,202(6) 129,798(6) —(2) —(2)	— 40,404 259,596 55,248 169,752	—	$1.57 $1.65 $1.65 $1.81 $1.81	12/19/2014 4/18/2016 4/18/2016 1/25/2017 1/25/2017	—	—	—	—
Barry C. Cohen	— — — —	75,000(7) 75,000(7) 50,000(7) 10,000(7)	—	$2.04 $1.65 $1.47 $1.40	6/17/2007 6/17/2007 6/17/2007 6/17/2007	—	—	—	—

(1)

Dr. Egbert’s options became fully vested in connection with the Separation, Consulting and General Release Agreement (the “Agreement”) entered into on September 13, 2007, and are exercisable until the termination of the Agreement on July 25, 2008.

(2)	The options vest in one-third installments per year in years 1, 2 and 3. An additional 1/3 of these options vested in January 2008.
(3)	These options are fully vested.

(4)

Dr. Bergstrom’s options are performance based and vest 12.5% upon acceptance by the Food & Drug Administration (FDA) of our New Drug Application (NDA) submission for our product candidate zolpidem; 12.5% upon FDA acceptance of a NDA submission for our product candidate sumatriptan; 12.5% upon Board approval and successful implementation of portfolio plan for next generation compounds; 12.5% upon Chief Executive Officer approval and successful implementation of organization plan to address issues in analytical, clinical and regulatory; 15% upon completion of a Board approved licensing deal for our product candidate zolpidem; 15% upon completion of a Board approved licensing deal for our product candidate sumatriptan; and 20% at Board discretion upon completion of approved licensing deal for our product candidates zolpidem or sumatriptan.

(5)

Dr. Zodda’s options are performance based and vest upon achievement of performance milestones; so that 22,676 incentive stock options and 200,324 non-qualified stock options will vest on the signing of a Board approved third party agreement for U.S. or worldwide rights of sumatriptan; 22,676 incentive stock options and 199,324 non-qualified stock options will vest on the signing of a Board approved third party agreement for U.S. or worldwide rights of zolpidem; and 22,675 incentive stock options and 199,325 non-qualified stock options will vest upon approval by the Board of any third party agreement whereby the Company obtains the right to develop a product incorporating an active pharmaceutical ingredient that is the subject of a then valid U.S. Patent (or in-process U.S. Patent Application) and already approved for sale by the U.S. Food and Drug Administration with sales in the U.S. of at least $100 million. Such options will expire on February 21, 2017.

(6)	An additional 1/3 of these options vested on April 19, 2008.
(7)	Mr. Cohen’s options lapsed in June 2007.
(8)	The restricted stock vests in one-third installments in years 1, 2 and 3.

Option Exercises and Stock Vested During 2007

There were no options or other derivative securities exercised in 2007 by our named executive officers. In addition, there were no shares acquired by our named executive officers upon the vesting of restricted stock.

Potential Payments Upon Termination or Change in Control

The following table shows the potential payments upon death or disability, termination, resignation or a change of control of NovaDel for each of the named executive officers. For purposes of disclosure, the table assumes that the death or disability, termination, resignation or a change of control occurred as of December 31, 2007.

Name	Executive Benefits and Payments Upon Termination	Death or Disability($)	Termination for Cause($)	Resignation($)	Termination Without Cause Or For Good Reason($)	Termination in Connection With Change in Control($)

Steven B. Ratoff(1)

Jan H. Egberts, M.D.	Base Salary	—	n/a	n/a	n/a	—
	Bonus	—	n/a	n/a	n/a	—
	Consulting Fees	223,385	n/a	n/a	n/a	223,385
	Stock Options/Restricted Stock Accelerated(3)	—	n/a	n/a	n/a	—
	Health Care Continuation (8)	7,734	n/a	n/a	n/a	7,734
	Accrued Vacation Pay	—	n/a	n/a	n/a	—
	Life Insurance Benefits(4)	—	n/a	n/a	n/a	—
TOTAL ($)		231,119	n/a	n/a	n/a	231,119

David H. Bergstrom, Ph.D.	Base Salary	72,000	—	—	300,000	300,000
	Bonus(2)	90,000	—	—	90,000	90,000
	Stock Options/Restricted Stock Accelerated(3)	16,000	—	—	—	16,000
	Health Care Continuation	1,200	—	—	1,200	1,200
	Accrued Vacation Pay	28,846	28,846	28,846	28,846	28,846
	Life Insurance Benefits(4)	100,000	—	—	—	—
TOTAL ($)		308,046	28,846	28,846	420,046	436,046

Michael E. Spicer, CPA	Base Salary	72,000	—	—	256,200	256,200
	Bonus(2)	76,900	—	—	76,900	76,900
	Stock Options/Restricted Stock Accelerated(3)	—	—	—	—	—
	Health Care Continuation	25,200	—	—	25,200	25,200
	Accrued Vacation Pay	19,708	19,708	19,708	19,708	19,708
	Life Insurance Benefits(4)	100,000	—	—	—	—
TOTAL ($)		293,808	19,708	19,708	378,008	378,008

Deni M. Zodda, Ph.D. (5)	Base Salary	72,000	—	—	275,000	275,000
	Bonus(2)	82,500	—	—	82,500	82,500
	Stock Options/Restricted Stock Accelerated(3)	— (6)	—	—	— (6)	— (6)
	Health Care Continuation	22,800	—	—	22,800	22,800
	Accrued Vacation Pay	21,154	21,154	21,154	21,154	21,154
	Life Insurance Benefits(4)	100,000	—	—	—	—
TOTAL ($)		298,454	21,154	21,154	401,454	401,454

Name	Executive Benefits and Payments Upon Termination	Death or Disability($)	Termination for Cause($)	Resignation($)	Termination Without Cause Or For Good Reason($)	Termination in Connection With Change in Control($)

Barry C. Cohen(7)	Base Salary	—	—	—	—	—
	Bonus	—	—	—	—	—
	Stock Options/Restricted Stock Accelerated(3)	—	—	—	—	—
	Health Care Continuation	—	—	—	—	—
	Accrued Vacation Pay	—	—	—	—	—
	Life Insurance Benefits	—	—	—	—	—
TOTAL ($)		—	—	—	—	—

(1)	Mr. Ratoff was appointed as the Interim President and Chief Executive Officer of the Company on July 25, 2007, but has no employment agreement.
(2)	Assumes the named executive officer has earned 100% of the potential bonus payable per the individual employment agreement.
(3)	Represents the intrinsic value of the options or restricted stock as of December 31, 2007 (the difference between the market value of $0.24 as of December 31, 2007 and the exercise price).
(4)	Pursuant to our current benefit plans, each named executive officer would receive a $50,000 death benefit plus an additional $50,000 for an accidental death or a maximum benefit of $100,000.
(5)	Dr. Zodda joined us as Senior Vice President and Chief Business Officer on February 22, 2007.
(6)

As part of Dr. Zodda’s employment agreement entered into in February 2007, he received 667,000 performance based stock options, with an exercise price of $1.47. Such options vest when certain milestones are reached.

(7)	Mr. Cohen ceased to be Vice President-Business & New Product Development on January 4, 2007.
(8)	Pursuant to Dr. Egberts’ Separation, Consulting, and General Release Agreement, Dr. Egberts is entitled to reimbursement for health coverage through the end of the Agreement on July 25, 2008.

Employment Agreements

From 2004 through 2008, we entered into agreements with Dr. Egberts, Dr. Bergstrom, Mr. Spicer and Dr. Zodda. In exchange for the benefits offered under the agreements, these executives have agreed not to engage in competitive activities or to interfere with our business relations for a specified period of time following the termination of their employment. The individual agreements of the named executive officers are summarized below.

Jan H. Egberts, M.D. On July 23, 2007, the Board of Directors of NovaDel accepted the resignation of Dr. Egberts from his officer and director positions with the Company effective July 25, 2007. Dr. Egberts had served as the Company’s President and Chief Executive Officer since December 23, 2005 and as a Director since January 2006. There was no disagreement between Dr. Egberts and the Company on any matter relating to the Company’s operations, policies or practices. On September 13, 2007, in connection with his resignation, Dr. Egberts and NovaDel entered into a Separation, Consulting and General Release Agreement (the “Agreement”). Under the terms of the Agreement, Dr. Egberts will provide us with certain consulting services, not to exceed forty (40) hours in any calendar month, for a period of twelve (12) months, beginning on the date of execution of the Agreement and ending July 25, 2008. Dr. Egberts shall receive fees for such services at a rate of $363,000 per annum, payable in equal bi-weekly installments during the term of the Agreement. In addition, options previously granted to Dr. Egberts which were outstanding as of July 25, 2007 but not otherwise vested and exercisable, immediately vested and became exercisable under the Agreement and shall remain outstanding until the expiration of the Term. The Agreement contains customary provisions concerning confidentiality and non-competition.

David H. Bergstrom, Ph.D. Dr. Bergstrom’s agreement expires on December 4, 2009. His agreement currently provides for:

•	annual base salary of $300,000, subject to periodic and customary review for increase by the Board or Compensation Committee;
•	an annual bonus of $100,000 for the period commencing on January 1, 2007 and ending on December 31, 2007 and thereafter eligible to receive an annual bonus equal to 30% of base salary; and
•	options to purchase 900,000 shares of Common Stock and 100,000 shares of restricted stock pursuant to our 2006 Equity Incentive Plan.

If Dr. Bergstrom’s employment is terminated as a result of his death or disability, we shall (i) pay to Dr. Bergstrom or to Dr. Bergstrom’s estate, as applicable, (x) his base salary and any accrued and unpaid bonus and expense reimbursement amounts through the date of his death or disability and (y) the pro rata portion of the guaranteed bonus and stock options earned by Dr. Bergstrom during the year of his death or disability (which, for this purpose, shall be prorated in accordance with the number of full months in such year during which Dr. Bergstrom was employed hereunder), and (ii) for the longer of twelve (12) months following his death or disability or the balance of the agreement (as if such termination had not occurred) provide continuation coverage to the members of Dr. Bergstrom’s family and, in the case of termination for disability, Dr. Bergstrom under all major medical and other health, accident, life or other disability plans and programs in which such family members and, in the case of termination for disability, Dr. Bergstrom participated immediately prior to his death or disability. All stock options that are scheduled to vest by the end of the calendar year in which such termination occurs shall be accelerated and deemed to have vested as of the termination date. All stock options that have not vested (or been deemed pursuant to the immediately preceding sentence to have vested) as of the date of termination shall be deemed to have expired as of such date. Any stock options that have vested as of the date of Dr. Bergstrom’s death (including the options described in the immediately preceding sentence) shall remain exercisable for a period of one hundred and eighty (180) days after the date of his death; in the event of a disability, any unexercised option may be exercised in whole or in part, within the first ninety (90) days after such termination of employment or service. If Dr. Bergstrom’s employment is terminated by us for “Cause” or by Dr. Bergstrom other than for “Good Reason,” we shall pay: (i) base salary through the date of termination; (ii) all options that have not vested as of the date of any such termination shall be deemed to have expired; (iii) Dr. Bergstrom’s right to exercise any vested options shall terminate as of such date; and (iv) any restricted shares that are then forfeitable shall be forfeited immediately. If Dr. Bergstrom is terminated by us (or our successor) upon a “Change of Control,” we (or our successor, as applicable) shall pay: (i) base salary for a period of one year following termination; (ii) any bonus that would otherwise be due to Dr. Bergstrom by the end of the calendar end of the year in which such termination occurs; (iii) any expense reimbursement amounts owed through the date of termination; and (iv) all options not vested shall be accelerated and deemed to have vested. If Dr. Bergstrom is terminated prior to end of term by us other than as a result of death or disability or Dr. Bergstrom’s employment is terminated by Dr. Bergstrom for “Good Reason” or we provide notice to Dr. Bergstrom that the agreement will not be renewed, we shall pay: (i) twelve (12) month severance from date of public announcement of same; (ii) the bonus that would have otherwise been due, unless there is documentation on file for a period of at least three (3) months regarding performance issues which have not been cured, to Dr. Bergstrom in the calendar year in which such termination or non-renewal occurs; (iii) any expense reimbursement amounts owed through the date of termination; and (iv) all options that are granted shall be accelerated and deemed to have vested and all vested options at date of termination shall expire ninety (90) days post termination of employment. However, our obligation will be reduced if compensation is received from other employment for these amounts otherwise actually earned by Dr. Bergstrom during the one year period following the termination of his employment.

Michael E. Spicer. Mr. Spicer’s agreement was renewed on January 22, 2008, to be effective from December 20, 2007. The agreement as renewed expires on December 20, 2008, and is subject to automatic extension for successive one-year periods on the anniversary of the effective date unless either party gives written notice, no later than 90 days preceding the date of any such extension, of an intention not to further extend the term. Mr. Spicer’s original agreement with the Company, which was further amended on September 2, 2005 and March 12, 2007, expired on December 20, 2007. His current agreement provides for:

•	an annual base salary of $256,200, subject to periodic and customary review for increase by the Board or Compensation Committee;
•	eligible to receive an annual bonus equal to 30% of base salary; and
•	eligible to receive additional grants of stock options and other equity awards, in addition to equity awards which Mr. Spicer has already received.

If Mr. Spicer’s employment is terminated as a result of his death or disability, we shall (i) pay to Mr. Spicer or to Mr. Spicer’s estate, as applicable, (x) his base salary through the date of his death or disability and (y) the bonus, if any, that would otherwise have been due at the end of the calendar year in which such death or disability occurs; and the pro rata portion of the stock options earned by Mr. Spicer during the year of his death or disability, prorated in accordance with the number of full months in such year during which Mr. Spicer was employed by us; (ii) for the longer of twelve (12) months following his death or disability or the balance of the agreement (as if such termination had not occurred) provide continuation coverage to the members of Mr. Spicer’s family and, in the case of termination for disability, to Mr. Spicer under all major medical and other health, accident, life or other disability plans and programs in which such family members and, in the case of termination for disability, Mr. Spicer participated immediately prior to his death or disability; and (iii) pay any expense reimbursement amounts owed through the date of death or disability. All stock options that are scheduled to vest by the end of the calendar year in which such termination occurs shall be accelerated and deemed to have vested as of the termination date. All stock options that have not vested (or been deemed pursuant to the immediately preceding sentence to have vested) as of the date of termination shall be deemed to have expired as of such date. Any stock options that have vested as of the date of Mr. Spicer’s death (including the options described in the immediately preceding sentence) shall remain exercisable for a period of one hundred and eighty (180) days after the date of his death; in the event of a disability, any unexercised option may be exercised in whole or in part, within the first ninety (90) days after such termination of employment or service. If Mr. Spicer’s employment is terminated by us for “Cause” or by Mr. Spicer other than for “Good Reason,” we shall pay (i) base salary through the date of termination; (ii) all options that have not vested shall be deemed to have expired as of such date and; (iii) all rights to exercise any vested options shall terminate. If Mr. Spicer is terminated by us (or our successor) upon a “Change of Control,” we (or our successor, as applicable), upon receiving a copy of a release and separation agreement signed by Mr. Spicer, shall pay within ten (10) business days: (i) a lump sum equivalent to twelve (12) months of base salary, and (ii) a lump sum equivalent to the bonus, if any, that would otherwise have been due at the end of the calendar year in which such termination occurs; and (iii) any expense reimbursement amounts owed through the date of termination; and (iv) all stock options that have not vested as of the date of such termination shall be accelerated and deemed to have vested. If Mr. Spicer is terminated by us other than as a result of death or disability or Mr. Spicer terminates for “Good Reason,” we shall pay: (i) base salary for a period of twelve (12) months following termination; and (ii) any accrued and unpaid bonus and expense reimbursement amounts through the date of termination.

Deni M. Zodda, Ph.D. Dr. Zodda’s agreement expires on February 22, 2010. His agreement currently provides for:

•	annual base salary of $275,000, subject to periodic and customary review for increase by the Board or Compensation Committee;
•	eligible to receive an annual bonus equal to 30% of base salary; and
•	an incentive stock option to purchase 68,027 shares of Common Stock and a non-qualified stock option to purchase 598,973 shares of Common Stock pursuant to our 2006 Equity Incentive Plan.

If Dr. Zodda’s employment is terminated as a result of his death or disability, we shall (i) pay to Dr. Zodda or to Dr. Zodda’s estate, as applicable, (x) his base salary through the date of his death or disability and (y) the bonus, if any, that would otherwise have been due at the end of the calendar year in which such death or disability occurs; and the pro rata portion of the stock options earned by Dr. Zodda during the year of his death or disability, prorated in accordance with the number of full months in such year during which Dr. Zodda was employed by us; (ii) for the longer of twelve (12) months following his death or disability or the balance of the agreement (as if such termination had not occurred) provide continuation coverage to the members of Dr. Zodda’s family and, in the case of termination for disability, to Dr. Zodda under all major medical and other health, accident, life or other disability plans and programs in which such family members and, in the case of termination for disability, Dr. Zodda participated immediately prior to his death or disability; and (iii) pay any expense reimbursement amounts owed through the date of death or disability. All stock options that are scheduled to vest by the end of the calendar year in which such termination occurs shall be accelerated and deemed to have vested as of the termination date. All stock options that have not vested (or been deemed pursuant to the immediately preceding sentence to have vested) as of the date of termination shall be deemed to have expired as of such date. Any stock options that have vested as of the date of Dr. Zodda’s death (including the options described in the immediately preceding sentence) shall remain exercisable for a period of one hundred and eighty (180) days after the date of his death; in the event of a disability, any unexercised option may be exercised in whole or in part, within the first ninety (90) days after such termination of employment or service. If Dr. Zodda’s employment is terminated by us for “Cause” or by Dr. Zodda other than for “Good Reason,” we shall pay (i) base salary through the date of termination; (ii) all options that have not vested shall be deemed to have expired as of such date and; (iii) all rights to exercise any vested options shall terminate.

If Dr. Zodda is terminated by us (or our successor) upon a “Change of Control,” we (or our successor, as applicable), upon receiving a copy of a release and separation agreement signed by Dr. Zodda, shall pay within ten (10) business days: (i) a lump sum equivalent to twelve (12) months of base salary, and (ii) a lump sum equivalent to the bonus, if any, that would otherwise have been due at the end of the calendar year in which such termination occurs; and (iii) any expense reimbursement amounts owed through the date of termination; and (iv) all stock options that have not vested as of the date of such termination shall be accelerated and deemed to have vested. During the first year of Dr. Zodda’s agreement, if he is terminated by us other than as a result of death or disability or Dr. Zodda terminates for “Good Reason,” we shall pay: (i) base salary for a period of six (6) months following termination; and (ii) any accrued and unpaid bonus and expense reimbursement amounts through the date of termination. However, our obligation shall be reduced, by amounts otherwise actually earned by Dr. Zodda during the six (6) month period following termination. If Dr. Zodda is terminated during the second and third year of the agreement by us other than as a result of death or disability or Dr. Zodda terminates for “Good Reason,” we shall pay: (i) base salary for a period of twelve (12) months following termination; and (ii) any accrued and unpaid bonus and expense reimbursement amounts through the date of termination. However, our obligation shall be reduced, by amounts otherwise actually earned by Dr. Zodda during the twelve (12) month period following termination.

Barry C. Cohen. On March 16, 2007, the Employment Agreement between Mr. Cohen and us was terminated in connection with Mr. Cohen entering into a Settlement/Release Agreement with us. The Settlement/Release Agreement provided Mr. Cohen with payments of approximately $114,000 over a six-month period. In addition, Mr. Cohen received a bonus payment in the amount of $34,200 and a grant of 10,000 options for certain licensing agreements closed during 2006, which options have lapsed. Mr. Cohen released NovaDel from any further obligations related to his departure.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 31, 2008, regarding beneficial ownership of the Common Stock to the extent known to us by each person known to be the beneficial owner of 5% or more of the Common Stock. Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

Title of Class	Name and Address or Number in Group	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Lindsay A. Rosenwald, M.D. (1)	9,473,924 (2)	13.9%
Common Stock	ProQuest Investments, II, L.P.(3)	8,474,832 (4)	13.5%
Common Stock	Caisse de dépôt et placement du Québec(5)	5,837,931 (6)	9.4%
Common Stock	William Harris Investors, Inc.(7)	3,681,277(8)	6.0%
Common Stock	Wachovia Corporation(9)	5,800,000(10)	9.6%

(1)	The address for Dr. Rosenwald is: c/o Paramount BioCapital, Inc., 787 Seventh Avenue, 48th Floor, New York, NY 10019.
(2)

Includes 2,137,660 shares of Common Stock and warrants to purchase 7,336,264 shares of Common Stock. Does not include 2,900,000 shares of Common Stock owned by the Lindsay A. Rosenwald 2000 (Delaware) Irrevocable Indenture of Trust dated May 24, 2000 which is a trust established for the benefit of Dr. Rosenwald. Dr. Rosenwald is not a trustee of this trust and disclaims beneficial ownership of such shares, except to any pecuniary interest therein. Does not include warrants which are convertible into 1,331,424 shares of Common Stock (the “Trust Shares”) and are owned by certain trusts for the benefit of Dr. Rosenwald’s children. Dr. Rosenwald is not a trustee of these trusts and disclaims beneficial ownership of the Trust Shares, except to any pecuniary interest therein.

(3)	The address for ProQuest Investments II, L.P., ProQuest Investments III, L.P. and ProQuest Investments II Advisors Fund, LP is 90 Nassau Street, 5th Floor, Princeton, NJ 08542.
(4)

Includes (i) 1,262,747 shares of Common Stock and warrants to purchase 444,704 shares of Common Stock held in the name of ProQuest Investments II, L.P., (ii) 4,974,426 shares of Common Stock and warrants to purchase 1,751,854 shares of Common Stock held in the name of ProQuest Investments III, L.P., and (iii) 30,397 shares of Common Stock and warrants to purchase 10,704 shares of Common Stock. ProQuest Associates III LLC (“Associates III”) is the General Partner of ProQuest Investments III, L.P. ProQuest Associates II LLC (“Associates II”) is the general partner of ProQuest Investments II, L.P. and of ProQuest Investments II Advisors Fund, L.P. Jay Moorin and Alain Schreiber, Managing Members of Associates III and Associates II, have voting, dispositive and investment power with respect to the securities. Each of Mr. Moorin and Mr. Schreiber disclaim beneficial ownership of such securities except to the extent of each such person’s respective pecuniary interest in such securities.

(5)	The address for Caisse de dépôt et placement du Québec is: 1000 Place Jean-Paul-Riopelle, Montreal, Quebec, Canada H22 263.
(6)

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

(7)	The address for William Harris Investors, Inc. is: 191 North Wacker Drive, Suite 1500, Chicago, IL 60606.
(8)

Includes (i) 1,198,519 shares of Common Stock and warrants to purchase 551,724 shares of Common Stock held in the name of WHI Growth Fund Q.P., L.P., (ii) 689,655 shares of Common Stock and warrants to purchase 275,862 shares of Common Stock held in the name of WHI Select Fund, L.P., and (iii) 689,655 shares of Common Stock and warrants to purchase 275,862 shares of Common Stock held in the name of Panacea Fund LLC. William Harris Investors, Inc. is the General Partner of WHI Select Fund L.P. and WHI Growth Fund Q.P., L.P. Michael S. Resnick, an executive vice-president of William Harris Investors, Inc., and Charles Polsky, a vice-president of William Harris Investors, Inc. have voting and investment control over the shares. William Harris Investors, Inc. is the Manager of Panacea Fund, LLC. Michael S. Resnick, an executive vice-president of William Harris Investors, Inc., Charles Polsky and Fred Houbow, co-Fund Managers of Panacea Fund, LLC, have voting and investment control over the shares of Common Stock and warrants held by Panacea Fund, LLC but disclaim beneficial ownership of such shares and warrants, except to the extent of any pecuniary interest therein.

(9)	The address for Wachovia Corporation is: One Wachovia Center, Charlotte, NC 28288-0137.
(10)

As reported on Schedule 13G filed with the Securities and Exchange Commission on January 11, 2007, Wachovia Corporation has (i) sole power to vote 5,800,000 shares of Common Stock and (ii) no power to dispose or direct the disposition of 5,800,000 shares of Common Stock.

Stock Ownership of Directors and Management

The following table sets forth information, as of March 31, 2008, regarding beneficial ownership of the Common Stock to the extent known to us, by (i) each person who is a nominee for Director; (ii) each named executive officer in the Summary Compensation Table on page 16; and (iii) all Directors and named executive officers as a group. Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

Title of Class	Name and Address or Number in Group(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Common Stock	Mark J. Baric	38,333	*
Common Stock	David H. Bergstrom, Ph.D.	298,333	*
Common Stock	Thomas E. Bonney, CPA	219,767	*
Common Stock	Barry C. Cohen (3)	5,000	*
Common Stock	William F. Hamilton, Ph.D.	207,173	*
Common Stock	J. Jay Lobell	356,483(4)	*
Common Stock	Charles Nemeroff, M.D., Ph.D.	266,000	*
Common Stock	Steven B. Ratoff	411,706(5)	*
Common Stock	Michael E. Spicer, CPA	364,000	*
Common Stock	Deni M. Zodda, Ph.D.
Common Stock	All Directors and Named Executive Officers as a group (11 persons)	5,139,495	7.8%

*less than 1%.

(1)	The address of all holders listed herein is c/o NovaDel Pharma Inc., 25 Minneakoning Road, Flemington, New Jersey 08822.
(2)

For each of the following persons, the numbers set forth in this column includes the number of shares of Common Stock immediately succeeding such person’s name, which such person has the right to acquire within 60 days through the exercise of stock options: Mr. Baric, 33,333; Dr. Bergstrom, 225,000; Mr. Bonney, 194,467; Mr. Cohen, 0; Dr. Hamilton, 198,173; Mr. Lobell, 83,334; Dr. Nemeroff, 251,000; Mr. Ratoff, 112,979; Mr. Spicer, 325,000; Dr. Zodda, 0; and all Directors and named executive officers as a group, 4,395,986.

(3)	Mr. Cohen was terminated in March 2007.
(4)	Includes warrants to purchase 95,685 shares of Common Stock.
(5)	Includes warrants to purchase 38,727 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

To the best of management’s knowledge, other than (i) compensation for services as named executive officers and Directors or (ii) as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or were to be a party, in which the amount involved exceeds $120,000 during fiscal 2007, and in which any Director or named executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

In April 2003, we entered into a license and development agreement with Manhattan Pharmaceuticals, Inc., or Manhattan Pharmaceuticals, for the worldwide, exclusive rights to our oral spray technology to deliver propofol for pre-procedural sedation. During the year ended December 31, 2007, the five months ended December 31, 2006 and for the year ended July 31, 2006, we did not invoice Manhattan Pharmaceuticals for any reimbursable expenses. Dr. Rosenwald may be deemed to be an affiliate of Manhattan Pharmaceuticals.

In September 2004, we entered into a license and development agreement with Velcera Pharmaceuticals Inc., or Velcera, in connection with veterinary applications for currently marketed veterinary drugs. We may receive additional milestone payments and royalty payments over the 20-year term of the agreement. During the year ended December 31, 2007, the five months ended December 31, 2006 and for the year ended July 31, 2006, we invoiced Velcera approximately $0, $0 and $228,000, respectively, for reimbursable expenses. Dr. Rosenwald may be deemed to be an affiliate of Velcera.

In October 2004, we entered into a license agreement with Hana Biosciences Inc., or Hana Biosciences, for the marketing rights in the U.S. and Canada for our ondansetron oral spray technology. During the year ended December 31, 2007, the five months ended December 31, 2006 and the fiscal year ended July 31, 2006, we received $0, $1,000,000 and $1,500,000, respectively, in milestone payments from Hana Biosciences. During the year ended December 31, 2007, the five months ended December 31, 2006 and for the year ended July 31, 2006, we invoiced Hana Biosciences approximately $0, $0 and $13,000, respectively, for pass-through expenses incurred by us on behalf of Hana Biosciences. In January 2006, Hana Biosciences announced positive study results of a pivotal clinical trial for Zensana™. Hana Biosciences submitted its NDA on June 30, 2006 and such NDA was accepted for review by the FDA in August 2006. Previously, Hana Biosciences targeted final approval from the FDA and commercial launch in calendar 2007. However, on February 20, 2007, we announced that Hana Biosciences notified us that ongoing scale-up and stability experiments indicate that there is a need to make adjustments to the formulation and/or manufacturing process, and that there is likely to be a delay in the FDA approval and commercial launch of Zensana™ as a result thereof. On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA, and that it plans to re-direct the development plan for Zensana™ using our patent-protected European formulation of the product.

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

In April 2006, we closed a private placement of 8,092,796 shares of Common Stock and warrants to purchase a total of 2,427,839 shares of Common Stock with an exercise price of $1.60 per share of Common Stock. We received proceeds, net of offering costs, of approximately $10,593,000. Griffin Securities, Inc. and Paramount BioCapital, Inc., or Paramount, a NASD broker-dealer, acted as the placement agents for this private placement. The placement agents were paid an aggregate fee for acting as placement agents of cash equal to 7% of the gross proceeds from the sale of the Common Stock, or $792,400, and warrants equal to 6% of the shares of Common Stock purchased, subject to certain exclusions, or warrants to purchase 468,329 shares of Common Stock. Such warrants have the same terms as those issued to the investors. On the date of grant, the warrants had an approximate fair value of $0.92 per warrant. The placement agents were also entitled to a non-accountable expense allowance of up to $55,000 as reimbursement for out of pocket expenses incurred in connection with the offering. We agreed to indemnify the placement agents against certain liabilities, including liabilities under the Securities Act of 1933, incurred in connection with the offering. In December 2006, we paid a total of $100,000 to Paramount Biosciences Inc., in compensation for waiver of certain ongoing rights associated with the private placement in April 2006.

In September 2006, our Board appointed Mr. Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement is on a month-to-month basis and compensates Mr. Ratoff at a rate of $17,500 per month. Pursuant to this consulting arrangement, we paid Mr. Ratoff approximately $61,000 for the five months ended December 31, 2006. In March 2007, Mr. Ratoff’s monthly compensation was reduced to $10,000 to reflect his decreased day-to-day time involvement with NovaDel. In June 2007, Mr. Ratoff’s monthly compensation was increased to $17,500 to reflect his increased day-to-day time involvement with NovaDel. On July 23, 2007, Mr. Ratoff was appointed to the additional role of Interim President and Chief Executive Officer, to be effective on July 25, 2007 with the resignation of Dr. Jan Egberts, MD. There is no formal agreement memorializing Mr. Ratoff’s consulting agreement.

In December 2006, we completed a private placement of 9,823,983 shares of common stock, at a purchase price of $1.45 per share and warrants to purchase up to approximately 3,929,593 shares of common stock at an exercise price of $1.70 per share. We received proceeds, net of offering costs, of $13,144,000 of which $11,749,000 was received in December 2006 and $1,395,000 was received in January 2007. As such, we issued 8,862,069 shares in December 2006 and 961,914 shares in January 2007 for this private placement. Oppenheimer & Co. Inc. acted as the lead placement agent for this private placement, with Griffin Securities, Inc. acting as co-placement agent.  The placement agents received compensation for acting as placement agents made up of cash compensation equal to 7% of the proceeds from the sale of the common stock, or $997,000, and warrants to purchase shares of common stock equal to 5% of the shares of common stock purchased, subject to certain exclusions, or warrants to purchase 491,199 shares (such warrants have the same terms as those issued to the investors), plus expenses. On the date of grant, the warrants had an approximate fair value of $0.89 per warrant. We agreed to indemnify the placement agents against certain liabilities, including liabilities under the Securities Act of 1933, incurred in connection with the offering.

Independence of Directors

The Board annually determines the independence of each Director based on a review by the Board and our Corporate Governance and Nominating Committee. The AMEX Corporate Governance Standards require that a majority of the Board be independent and that for a Director to qualify as independent, the Board must affirmatively determine that the Director has no material relationship with NovaDel, either directly or as a partner, shareholder or officer of an organization that has a relationship with us. In determining whether a material relationship exists, the Board and our Corporate Governance and Nominating Committee broadly consider all relevant facts and circumstances brought to their attention through the processes described below.

The NovaDel Corporate Governance Guidelines, adopted by the Board in September 2005 and amended in June 2006, are available on the Corporate Governance section of our website at www.novadel.com. The listing standards of AMEX generally provide that a Director will not be considered independent if:

•

the Director is, or within the last three years, has been an employee of NovaDel, or an immediate family member of the Director is, or within the last three years has been, an executive officer of NovaDel;

•

the Director, or an immediate family member of the Director, has received more than $100,000 in any 12-month period in the last three years in direct compensation from NovaDel, other than Director fees, compensation paid to an immediate family member who is an employee (other than an executive officer) of the company, compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year) or benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•

a Director who is, or has an immediate family member who is, a current partner of our independent public registered accounting firm, or was a partner or employee of our independent registered public accounting firm who worked on our audit at any time during any of the past three years;

•

the Director, or an immediate family member of the Director is, or in the last three years has been, employed as an executive officer of another company where any of NovaDel’s present executives serve on that company’s compensation committee; or

•

a Director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization to which the company made or from which the company received, payments that exceed 5% or $200,000 of the organization’s gross revenues for that year, whichever is greater, in any of the most recent three fiscal years (other than those arising solely from investments in the company’s securities or payments under non-discretionary charitable contribution matching programs).

Pursuant to the Corporate Governance Guidelines and the AMEX rules, the Board reviewed the independence of each of our Directors in March 2008, taking into account potential conflicts of interest, transactions or other relationships that would reasonably be expected to compromise any of our Directors’ independence. In performing this review, the Board, together with our Corporate Governance and Nominating Committee, reviewed the responses received from each Director to a questionnaire inquiring about, among other things, their relationships with us (and those of their immediate family members), their affiliations and other potential conflicts of interest.

As a result of this review, the Board, based on the recommendation of the Corporate Governance and Nominating Committee, affirmatively determined that all of our Directors are independent of NovaDel and management under the standards set forth in the listing standards of the AMEX, with the exception of our Chairman, Mr. Steven B. Ratoff, who is not independent because of his consulting arrangement with NovaDel and his current role as our Interim President and Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fee Summary

The following table sets forth fees billed to us by our independent registered public accounting firm during the year ended December 31, 2007, the five month period ended December 31, 2006, and the fiscal year ended July 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	J.H. Cohn LLP
	fiscal year ended 12/31/07	5 months ended 12/31/06	FY 2006

Audit Fees	$125,000	$72,000	$99,000
Audit Related Fees	$19,000	$7,000	$12,000
Tax Fees		—	$4,000
All Other Fees		—	—

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee periodically will revise the list of pre-approved services, based on subsequent determinations. The Audit Committee delegates pre-approval authority to its chairperson and may delegate such authority to one or more of its members, whose activities are reported to the Audit Committee at each regularly scheduled meeting.

The Audit Committee has approved for fiscal year 2008 the following services with the following fee limits:

Audit Services

Service		Range of Fees
1.	Statutory audits or financial audits for affiliates of the Company for annual financial statements and review of financial statements included in quarterly reports in Form 10-Q	Not to exceed $20,000
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
3.

Consultations by the Company’s management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, FASB, or other regulatory or standard-setting bodies (Note: Under SEC rules, some consultations may be “audit” services rather than “audit-related” services)

Not to exceed $10,000
4.	Attest services not required by statute or regulation	Not to exceed $5,000

Tax Services

Service		Range of Fees
1.	U.S. federal, state and local tax planning and advice	Not to exceed $5,000
2.	U.S. federal, state and local tax compliance	Not to exceed $20,000
3.	International tax planning and advice	Not to exceed $5,000
4.	International tax compliance	Not to exceed $5,000

All Other Services

Service	Range of Fees
No such services are pre-approved	—

PART IV

ITEM 15. EXHIBITS

(a)	Schedules

3.	List of Exhibits

INDEX TO EXHIBITS

The following exhibits are included with this Amendment to our Annual Report on Form 10-K/A:

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
.1	Certification of Chief Executive Officer under Rule 13a-14(a)	Furnished herewith

31.2	Certification of Principal Financial Officer under Rule 13a-14(a)	Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.
Date: April 25, 2008	By:	/s/ STEVEN B. RATOFF
Steven B. Ratoff
Chairman, Interim President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ STEVEN B. RATOFF	Chairman, Interim President and Chief Executive Officer (Principal Executive Officer)	April 25, 2008
Steven B. Ratoff

/s/ MICHAEL E. SPICER	Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2008
Michael E. Spicer
/s/ MARK J. BARIC	Director	April 25, 2008
Mark J. Baric
/s/ THOMAS E. BONNEY	Director	April 25, 2008
Thomas E. Bonney

/S/ WILLIAM F. HAMILTON	Director	April 25, 2008
William F. Hamilton, Ph.D.

/s/ J. JAY LOBELL	Director	April 25, 2008
J. Jay Lobell

/s/ CHARLES NEMEROFF	Director	April 25, 2008
Charles Nemeroff