Form 10-Q
period 2008-03-31
NOVADEL PHARMA INC
filed 2008-05-15
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “smaller reporting company, accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2008, the issuer had 60,692,260 shares of common stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVADEL PHARMA INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS	March 31, 2008 (unaudited)	December 31, 2007
Current Assets:
Cash and cash equivalents	$2,338,000	$6,384,000
Assets held-for-sale	490,000	492,000
Prepaid expenses and other current assets	1,121,000	1,146,000

Total Current Assets	3,949,000	8,022,000
Property and equipment, net	1,836,000	1,972,000
Other assets	369,000	369,000

TOTAL ASSETS	$6,154,000	$10,363,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$960,000	$1,632,000
Accrued expenses and other current liabilities	567,000	2,267,000
Current portion of deferred revenue	148,000	148,000
Current portion of capitalized lease obligations	146,000	164,000
Total Current Liabilities	1,821,000	4,211,000

Non-current portion of deferred revenue	1,802,000	1,830,000
Non-current portion of capitalized lease obligations	112,000	148,000

Total Liabilities	3,735,000	6,189,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 200,000,000, issued 60,692,260 and 59,592,260 shares at March 31, 2008 and December 31, 2007, respectively	60,000	59,000
Additional paid-in capital	69,580,000	69,364,000
Accumulated deficit	(67,215,000)	(65,243,000)
Less: Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)
Total Stockholders’ Equity	2,419,000	4,174,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,154,000	$10,363,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

(UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007

License Fees and Milestone Payments Earned from Related Parties	$103,000	$40,000

Total Revenues	103,000	40,000

Research and Development Expenses	1,123,000	3,097,000
Consulting, Selling, General and Administrative Expenses	987,000	2,237,000

Total Expenses	2,110,000	5,334,000

Loss From Operations	(2,007,000)	(5,294,000)

Other Loss	—	(360,000)

Interest Income, net	35,000	230,000

Net Loss	$(1,972,000)	$(5,424,000)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.09)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Common Share	60,245,000	59,264,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2007	59,592,260	$59,000	$69,364,000	$(65,243,000)	$(6,000)	$4,174,000
Share-based compensation expense	—	—	217,000	—	—	217,000
Restricted stock issued	1,100,000	1,000	(1,000)	—	—	—
Net loss	—	—	—	(1,972,000)	—	(1,972,000)

BALANCE, March 31, 2008	60,692,260	$60,000	$69,580,000	$(67,215,000)	$(6,000)	$2,419,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

(UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,972,000)	$(5,424,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	217,000	458,000
Amortization of discount on short-term investments	—	(40,000)
Depreciation and amortization	136,000	176,000
Other than temporary impairment of investment in marketable equity security available-for-sale	—	360,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27,000	27,000
Accounts payable	(672,000)	762,000
Accrued expenses and other current liabilities	(1,700,000)	489,000
Deferred revenue	(28,000)	43,000
Net cash used in operating activities	(3,992,000)	(3,149,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	44,000
Purchases of short-term investments	—	(8,537,000)
Maturities of short-term investments	—	3,594,000
Net cash used in investing activities	—	(4,899,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through private placements	—	1,395,000
Proceeds from options and warrants exercised	—	94,000
Payments of capitalized lease obligations	(54,000)	(30,000)
Net cash provided by (used in) financing activities	(54,000)	1,459,000
DECREASE IN CASH AND CASH EQUIVALENTS	(4,046,000)	(6,589,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,384,000	16,586,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,338,000	$9,997,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS

NovaDel Pharma Inc. (the “Company”) is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed drugs. The Company’s proprietary technology offers, in comparison to conventional oral dosage forms, the potential for faster absorption of drugs into the bloodstream leading to quicker onset of therapeutic effects and possibly reduced first pass liver metabolism, which may result in lower doses. Oral sprays eliminate the requirement for water or the need to swallow, potentially improving patient convenience and adherence. The Company’s oral spray technology is focused on addressing unmet medical needs for a broad array of existing and future pharmaceutical products, with the most advanced oral spray candidates targeting angina, nausea, insomnia, migraine headaches and disorders of the central nervous system.

NOTE 2 – BASIS OF PRESENTATION AND LIQUIDITY

The balance sheet at December 31, 2007 has been derived from the audited balance sheet contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended, and is presented for comparative purposes. All other financial statements are unaudited. The condensed financial statements are presented on the basis of accounting principles generally accepted in the United States of America for interim financial statements. However, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

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

The Company has reported a net loss of $1,972,000 and $5,424,000, and negative cash flows from operating activities of $3,992,000, and $3,149,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, the Company had working capital of $2,128,000, and cash and cash equivalents of $2,338,000. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved product candidates by partners. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favorable to it. During the fourth quarter 2007, the Company significantly reduced clinical development activities on its product candidate pipeline, as it did not believe that it had sufficient cash to sustain such activities. Despite this reduction in expenditures for clinical activities, the Company requires capital to sustain its existing organization until such time as clinical activities can be resumed. Given the current level of spending, and the additional inflows that are expected to occur as a result of the 2008 Financing (see Note 8 - Subsequent Events), the Company estimates that it will have sufficient cash on hand to fund operations through at least the end of the third quarter 2008, and, once the Subsequent Closing is complete, through the end of the calendar year 2008, subject to the approvals of the American Stock Exchange and shareholders as described further in Note 8. However, the Company may determine that it is appropriate to increase development activities on its product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the end of 2008. The Company may choose to raise additional capital before December 31, 2008 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities.

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

Our audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that would be generated from the 2008 Financing subject to the approvals of the American Stock Exchange and shareholders, along with additional potential cash inflows that may be received during the remainder of 2008, will improve our ability to continue our operations as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On May 14, 2008, the Company received notice from the AMEX indicating that the Company is not in compliance with certain of the AMEX continued listing standards. Specifically, the AMEX has notified the Company that it is not in compliance with Section 1003(a)(iii) of the AMEX Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years, and Section 1003(a)(iv) of the AMEX Company Guide in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether such company will be able to continue operations and/or meet its obligations as they mature.

In order for the Company to maintain its AMEX listing, the Company must submit a plan by June 13, 2008, advising the AMEX of the actions it has taken, or will take, that will bring it into compliance with Section 1003(a)(iv) by November 14, 2008, and Section 1003(a)(iii) by November 16, 2009.

The Company has informed the AMEX that it intends to submit such a plan. If the Company fails to submit such a plan or if the plan is not accepted, the AMEX may initiate delisting proceedings. If the AMEX accepts the Company’s plan, the Company may be able to continue its listing for the period ending November 16, 2009 during which time the Company will be subject to periodic reviews to determine if it is making progress consistent with the plan. If the Company does not regain compliance with Section 1003(a)(iv) by November 14, 2008, and with Section 1003(a)(iii) by November 16, 2009, then the AMEX may initiate delisting procedures. There can be no assurance that such plan will be acceptable to the AMEX or that if such plan is acceptable to AMEX, that we will be able to make progress consistent with such plan. The Company may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

NOTE 3 – CASH EQUIVALENTS

Cash equivalents include certificates of deposit and money market instruments with original maturities of three months or less when purchased. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

NOTE 4 – LOSS PER SHARE

Loss per common share is computed pursuant to SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share is the same as basic loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. As of March 31, 2008 and March 31, 2007, there were 34.8 million and 37.3 million common shares, respectively, issuable upon exercise of options and warrants which were excluded from the diluted loss per share computation.

NOTE 5 – STOCK-BASED COMPENSATION

At March 31, 2008, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan, as amended, and the 2006 Equity Incentive Plan, as amended, (the “Plans”). On January 17, 2006, the stockholders of the Company, upon the recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock). The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares. These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant. Vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years. As of March 31, 2008, there were approximately 2.3 million shares available for issuance under the Plans.

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

Information with respect to stock option activity for the three months ended March 31, 2008 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	8,429	$1.69	5.9
Grants	—	—	—
Exercises	—	—	—
Cancellations	(260)	1.37	—

Outstanding at March 31, 2008	8,169	$1.70	5.8	$—

Exercisable at March 31, 2008	5,982	$1.74	5.0	$—

Using the fair value method required by SFAS 123R, the Company recorded expenses of $217,000 or $0.003 per share, and $458,000 or $0.01 per share, for the three months ended March 31, 2008 and March 31, 2007, respectively, which amounts are included in the Company’s net loss for each period.

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

A summary of the status of the Company’s restricted common stock as of March 31, 2008 and changes during the quarter ended March 31, 2008 is presented below:

Restricted Common Stock	Shares (000)	Grant-Date Fair Value
January 1, 2008	100	$1.71
Granted	1,100	$0.47
March 31, 2008	1,200	$0.57

As of March 31, 2008, unamortized stock-based compensation expense of $2.1 million remains to be recognized, which is comprised of $0.8 million related to non-performance based stock options to be recognized over a weighted average period of 1.5 years, $0.6 million related to restricted stock to be recognized over a weighted average period of 2.7 years, and $0.7 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended
	March 31, 2008	March 31, 2007

Expected volatility	—	62%
Dividend yield	—	0%
Expected term (years)	—	4.9
Risk-free interest rate	—	4.8%

The above table represents the weighted-average assumptions for all stock options granted during the three months ended March 31, 2008 and March 31, 2007. The Company granted 1.1 million shares of restricted stock during the three months ended March 31, 2008, but no options or other equity-based awards. During the three months ended March 31, 2007, the Company granted 3.2 million options to employees and directors, including 667,000 performance-based stock options. The Company used the following weighed average assumptions in determining the fair value for such performance-based options granted in 2007: expected volatility of 57%; dividend yield of 0%; expected term of 2.7 years; and risk-free interest rate of 4.6%.

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted was $0.94 during the three months ended March 31, 2007. The total intrinsic value of options exercised was $95,000 during the three months ended March 31, 2007. No options were exercised during the three months ended March 31, 2008.

NOTE 6 - RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

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

In addition, under the terms of the Amended and Restated License Agreement, Hana Biosciences relinquished its right to pay reduced royalty rates to the Company until such time as Hana Biosciences had recovered one-half of its costs and expenses incurred in developing Zensana™ from sales of Zensana™ and the Company agreed to surrender for cancellation all 73,121 shares of the Hana Biosciences common stock, with a fair value of $140,000, that had been acquired by the Company in connection with execution of the original License Agreement (See Note 7).

During the three months ended March 31, 2007, the Company recorded a $360,000 impairment charge to the statement of operations, the only component of other loss, to establish a new cost basis of $140,000 for the investment as of March 31, 2007. The remaining investment balance was written off in the quarter ended September 30, 2007, to reflect the surrender of the Company’s 73,121 shares to Hana in connection with the Amended and Restated License Agreement (See Note 7). The Company may receive additional milestone payments and royalties over the term of the agreement.

Velcera. In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and is being recognized in income over the 20-year term of the agreement. In addition, the Company received an equity stake of 529,500 shares of common stock in Velcera which did not have a material value. Such investment continues to be carried at its cost basis of $0 as of March 31, 2008. In February 2007, Velcera merged with Denali Sciences, Inc., a publicly reporting Delaware corporation. In June 2007, Velcera announced that it had entered into a global license and development agreement with Novartis Animal Health. The agreement called for Novartis Animal Health to develop, register and commercialize a novel canine product utilizing Velcera’s Promist™ platform, which is based on our patented oral spray technology. In November 2007, the common stock of the merged companies began trading on the OTC bulletin board. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. On March 5, 2008, Velcera announced that it had received notice from Novartis Animal Health that it was terminating the agreement, without cause.

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

Other Related Party Transactions

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement is on a month-to-month basis and has compensated Mr. Ratoff at a rate of between $10,000 and $17,500 per month depending upon the amount of his involvement at the Company. The rate as of March 31, 2008 is $17,500 per month. Pursuant to this consulting arrangement, the Company paid Mr. Ratoff approximately $52,500 and $49,000 for the three months ended March 31, 2008 and 2007, respectively, for services rendered during such periods.

In September 2007, the Company entered into a Separation, Consulting and General Release Agreement with Jan Egberts, M.D., the Company’s former President, Chief Executive Officer and Director (“Dr. Egberts’ Consulting Agreement”). Under the terms of Dr. Egberts’ Consulting Agreement, Dr. Egberts will provide the Company with certain consulting services for a period of twelve (12) months, ending July 25, 2008 (the “Term”). Dr. Egberts shall receive fees for such services at a rate of $363,000 per annum, payable in equal biweekly installments during the Term, and will be reimbursed for certain expenses. In addition, options previously granted to Dr. Egberts which were outstanding as of July 25, 2007 but not otherwise vested and exercisable, immediately vested and became exercisable under Dr. Egberts’ Consulting Agreement and shall remain outstanding until the expiration of the Term (See Note 5). Pursuant to Dr. Egberts’ Consulting Agreement, the Company paid Dr. Egberts $97,700 for the three months ended March 31, 2008.

Other License and Development Agreements

In July 2004, the Company entered into a licensing agreement with Par for the exclusive right to market, sell and distribute NitroMist™, our nitroglycerin lingual spray in the U.S. and Canada. The Company has received upfront and milestone payments and may receive additional fees and royalty payments over the 10-year term of the license. The upfront payment has been included in deferred revenue and is being recognized in income over the 10-year term of the agreement. In July 2007, the Company and Par agreed to terminate the agreement relating to NitroMist™. The Company is currently investigating strategic partners for the commercialization of NitroMist™. In the quarter ended September 30, 2007, the Company recorded $177,000 of revenue to write-off the remaining deferred revenue relating to this agreement.

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

NOTE 7 – OTHER LOSS

The following table summarizes the components of Other Loss for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007

Other than temporary impairment of investment in marketable equity security	$—	$360,000

Total Other Loss	$—	$360,000

In October 2004, as part of the license agreement with Hana Biosciences, the Company received $500,000 of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share at the date of the agreement). During the three months ended March 31, 2007, the Company determined that the decline in value of this investment was other than temporary, and recorded a $360,000 impairment charge to the statement of operations, establishing a new cost basis of $140,000 for the investment as of March 31, 2007. During the three months ended September 30, 2007, as a result of the Amended and Restated License Agreement with Hana Biosciences as described in Note 6, the Company recorded a $140,000 charge to expense to account for the return of Hana Biosciences’ shares.

NOTE 8 – SUBSEQUENT EVENTS

Private Placement

On May 6, 2008, the Company entered into a binding Securities Purchase Agreement with funds affiliated with ProQuest Investments LLC (“the Purchasers”) to sell up to $4,000,000 of secured convertible promissory notes, referred to herein as the convertible notes, and accompanying warrants to funds affiliated with ProQuest Investments LLC, referred to herein as the 2008 Financing.  Approximately $1,500,000 shall be funded within three business days following the date on which the Company receives approval from the American Stock Exchange and satisfaction of customary closing conditions (the “Initial Closing”). Thereafter, upon stockholder approval and at the Company’s option, additional amounts shall be funded such that the total commitment, inclusive of the amount at the Initial Closing, equals up to $4,000,000 (the “Subsequent Closing”).

In the Initial Closing, the Company will issue the convertible notes, which convert into the Company’s common stock at a fixed price of $0.295 per share subject to certain adjustments, and warrants to purchase 3.0 million shares of the Company’s common stock, with an exercise price of $0.369 per share. The maturity date of the convertible notes issued in the Initial Closing shall be 180 days from the date of such Initial Closing.  In the Subsequent Closing(s), the Company will issue the convertible notes, which convert into the Company’s common stock at a price equal to the lesser of: (a) the closing market price of the Company’s stock on the date of such Subsequent Closing plus $0.075 per share; or (b) $1.05 per share. Warrants issued in the Subsequent Closing(s) shall be equal to 60% of the face value of the convertible notes issued in such Subsequent Closing, valuing the shares at the conversion price for the Subsequent Closing. The exercise price for the warrants shall equal 125% of the conversion price for the Subsequent Closing. The maturity date of the convertible notes issued in the Subsequent Closing shall be 180 days from the date of such Subsequent Closing.

Pursuant to the Securities Purchase Agreement, the convertibles notes and the warrants issuable at the Initial Closing will be subject to a cap on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants until the Company receives shareholder approval in accordance with the AMEX rules. The cap of 5,000,000 shares limits the Purchasers’ beneficial ownership on the signing date to a maximum of 19.99% of the Company’s outstanding common stock.

The convertible notes accrue interest on their outstanding principal balances at an annual rate of 10%.  All unpaid principal, together with any accrued but unpaid interest and other amounts payable under the convertible notes, shall be due and payable upon the earliest to occur of (i) when such amounts are declared due and payable by the Purchasers on or after the date that is 180 days after the date of issuance; or (ii) upon the occurrence of any change of control event. At the option of the Purchasers, interest may be paid in cash or in common stock of the Company.  If the Company pays interest in common stock, the stock will be valued at the related conversion price for such convertible note.

At the Company’s option, it can redeem without penalty or premium a portion of, or all of, the principal owed under the convertible notes by providing the Purchasers with at least 5 days’ written notice; provided that the Purchasers shall retain conversion rights in respect of the convertible notes for such period of 5 days after the Company has given such notice. Each prepayment shall be accompanied by the payment of accrued and unpaid interest on the amount being prepaid, through the date of the prepayment.

The Company’s obligations under the convertible notes are secured by all of its and its subsidiary’s assets and intellectual property, with the exception of certain excluded assets, as evidenced by the Security and Pledge Agreement, executed on May 6, 2008. Excluded assets of the Company are (i) those assets that are the subject of the Company’s existing capital leases (approximately $529,000 in net book value of fixed assets as of March 31, 2008, on which $258,000 of capital lease obligations exist at March 31, 2008); (ii) the assets marked as “Assets held for sale” on NovaDel’s balance sheet as of December 31, 2007 and March 31, 2008, which represented assets associated with the Company’s NitroMist™ product which is currently being targeted for sale, the amount for which was $490,000 as of March 31, 2008; and (iii) the assets marked as “Other Assets” on NovaDel’s balance sheet as of December 31, 2007 and March 31, 2008, which represented restricted cash held as security for the Company’s letters of credit and leased assets, the amount for which was $369,000 as of December 31, 2007 and March 31, 2008.

In association with the Closings, the Purchasers will be issued warrants to purchase the Company’s common stock, exercisable six months and one day from the date of issuance until their expiration on the date that is five years from the date of issuance.  The warrants issued to the Purchasers in the Initial Closing represent the right to purchase the aggregate of 3.0 million shares of the Company’s common stock, with an exercise price of $0.369 per share. The warrants issued to the Purchasers in the Subsequent Closing(s) shall be equal to 60% of the face value of the convertible notes issued in such Subsequent Closing, valuing the shares at the conversion price for the Subsequent Closing. The exercise price for the warrants issued in the Subsequent Closing shall equal 125% of the conversion price for the convertible notes in such Closing. The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

The conversion rate of each convertible note and the exercise price of the warrants are subject to adjustment for certain events, including dividends, stock splits and combinations.

The Company has agreed to file an initial registration statement with the SEC to register the resale of common stock issuable pursuant to the 2008 Financing (including interest shares), referred to herein as the registrable shares, within 30 days of the related Closing Date.  Also, the Company has agreed to respond to all SEC comment letters as promptly as reasonably possible and to use its best efforts to have the registration statement declared effective within 90 days of the related Closing Date. These registration rights will cease once the registrable shares are eligible for sale by the Purchasers without restriction under Rule 144.  Upon certain events, the Company has agreed to pay as partial liquidated damages an amount equal to 1.0% of the aggregate purchase price paid by the Purchasers for any convertible notes then held by the Purchasers, but these payments may not exceed 10% of the aggregate purchase price paid by the Purchasers.

AMEX Notification of Delisting

On May 14, 2008, the Company received notice from the AMEX indicating that the Company is not in compliance with certain of the AMEX continued listing standards. Specifically, the AMEX has notified the Company that it is not in compliance with Section 1003(a)(iii) of the AMEX Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years, and Section 1003(a)(iv) of the AMEX Company Guide in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether such company will be able to continue operations and/or meet its obligations as they mature. This notice was based on a review by the AMEX of the Company’s Form 10-K, as amended, for the period ended December 31, 2007.

In order for the Company to maintain its AMEX listing, the Company must submit a plan by June 13, 2008, advising the AMEX of the actions it has taken, or will take, that will bring it into compliance with Section 1003(a)(iv) by November 14, 2008, and Section 1003(a)(iii) by November 16, 2009. The plan may include specific milestones, quarterly financial projections, and details related to any strategic initiatives the Company plans to complete. The AMEX Listing Qualifications Department management will evaluate the plan, and make a determination as to whether the Company has made a reasonable demonstration of an ability to regain compliance with the continued listing standards within the specified timeframe.

The Company has informed the AMEX that it intends to submit such a plan. If the Company fails to submit such a plan or if the plan is not accepted, the AMEX may initiate delisting proceedings. If the AMEX accepts the Company’s plan, the Company may be able to continue its listing for the period ending November 16, 2009 during which time the Company will be subject to periodic reviews to determine if it is making progress consistent with the plan. If the Company does not regain compliance with Section 1003(a)(iv) by November 14, 2008, and with Section 1003(a)(iii) by November 16, 2009, then the AMEX may initiate delisting procedures. There can be no assurance that such plan will be acceptable to the AMEX or that if such plan is acceptable to AMEX, that we will be able to make progress consistent with such plan. The Company may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

AMEX has also informed the Company that its stock symbol will become subject to the indicator “.BC” to denote noncompliance with the above listing standards. The indicator will not change the Company’s trading symbol, but will be disseminated as an extension of the symbol whenever the trading symbol is transmitted with a quotation or trade. The indicator will remain in effect until such time as the company has regained compliance with all applicable continued listing standards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and result of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We have had a history of recurring losses, giving rise to an accumulated deficit as of March 31, 2008 of $67.2 million, as compared to $65.2 as of December 31, 2007. We have had negative cash flow from operating activities of $4.0 million and $3.1 million for the three months ended March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, we had working capital of $2.1 million, as compared to $3.8 million as of December 31, 2007, representing a net decrease in working capital of approximately $1.7 million.

During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. Despite this reduction in expenditures for clinical activities, we require capital to sustain our existing organization until such time as clinical activities can be resumed. Given the current level of spending, and the additional inflows that are expected to occur as a result of the 2008 Financing (see Note 8 - Subsequent Events), we estimate that we will have sufficient cash on hand to fund operations through at least the end of third quarter 2008, and, once the Subsequent Closing is complete, through the end of 2008, subject to the approvals of the American Stock Exchange and shareholders as described further in Note 8. However, we may determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the end of 2008. We may choose to raise additional capital before December 31, 2008 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to us on favorable terms, or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

Our audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that would be generated from the 2008 Financing subject to the approvals of the American Stock Exchange and shareholders, along with additional potential cash inflows that may be received during the remainder of 2008, will improve our ability to continue our operations as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Highlights for the three months ended March 31, 2008, and additionally through the date of filing of this Quarterly Report on Form 10-Q, include the following:

Product Pipeline

▪	Announced that the Company’s New Drug Application for ZolpiMist™ to treat insomnia was accepted for filing by the U.S. Food and Drug Administration.

▪	Announced that a clinical study comparing our tizanidine oral spray with tizanidine tablets met their primary pharmacokinetic and pharmacodynamic and safety objectives.

Other

▪

Announced that the Company had entered into definitive agreements for the private placement with funds affiliated with ProQuest Investments LLC for an aggregate of up to $4 million in gross proceeds, in the form of secured convertible promissory notes with an interest rate of 10%, and warrants to purchase shares of the Company’s common stock.

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

ZolpiMist™ (zolpidem oral spray). Zolpidem is the active ingredient in Ambien®, the leading hytic marketed by Sanofi-Aventis. A pilot pharmacokinetic, or PK, study in zolpidem oral spray with 10 healthy subjects, completed in the first half of calendar 2005, suggested that our formulation of zolpidem oral spray had a comparable PK profile to the Ambien® tablet but with a more rapid time to detectable drug levels. In October 2006, we announced positive results from a pilot pharmacokinetic study comparing our formulation of ZolpiMist™ to Ambien® tablets. In the study, 10 healthy male volunteers received ZolpiMist™ or Ambien® tablets in 5mg or 10mg doses. For fasting subjects, fifteen minutes after dosing, 80% of subjects using ZolpiMist™ achieved blood concentrations of greater than 20 ng/ml, compared to 33% of subjects in the 5mg Ambien® tablet group and 40% of subjects in the 10mg Ambien® tablet group. The difference between the oral spray groups and tablet groups was statistically significant (p=0.016). Twenty ng/ml is a level generally believed to approximate the lower limit of the therapeutic range for zolpidem. Additionally, drug concentrations were measured at five and ten minutes post-dosing. At these early time points, the oral spray groups achieved drug levels five-to-thirty times greater than subjects in the corresponding tablet groups. These differences were also statistically significant. ZolpiMist™ has the potential to provide patients with the meaningful benefit of faster onset of sleep as compared to existing sleep remedies should future studies validate the already completed Pilot PK study. We submitted the NDA for our zolpidem product candidate in the second half of 2007, and the FDA indicated acceptance of this NDA filing in January 2008. We may obtain final approval from the FDA by the fourth quarter of 2008.

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

Veterinary. Our veterinary initiatives are being carried out largely by our partner, Velcera, Inc., or Velcera. In June 2007, Velcera announced that it had entered into a global license and development agreement with Novartis Animal Health. The agreement calls for Novartis Animal Health to develop, register and commercialize a novel canine product utilizing Velcera’s Promist™ platform, which is based on our patented oral spray technology. On March 5, 2008, Velcera announced that it had received notice from Novartis that it was terminating the agreement without cause.

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

VALUATION OF LONG-LIVED ASSETS – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets of the Company as of March 31, 2008 were represented by property and equipment, as the Company has no intangible assets on its balance sheet. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decrease in the market value of the assets.

The impairment test is based upon a comparison of the estimated undiscounted cash flows to the carrying value of the long-lived assets. If we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management’s best estimate using appropriate assumptions and projections at that time. Net long-lived property and equipment as of March 31, 2008 was $1.8 million. The Company reviewed its long-lived property and equipment as of March 31, 2008, and has determined that their estimated fair value exceeds the carrying amount of such assets; therefore, the Company has not recognized an impairment loss for its long-lived property and equipment.

STOCK-BASED COMPENSATION – We have adopted the provisions of SFAS, No. 123, and have selected the Black-Scholes method of valuation for share-based compensation. SFAS 123R requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. Using the fair value method required by SFAS 123R, we recorded share-based compensation expense of $217,000, or $0.003 per share, and $458,000, or $0.01 per share, for the three months ended March 31, 2008 and 2007, respectively. We will continue to incur share-based compensation charges in future periods. As of March 31, 2008, unamortized stock-based compensation expense of $2.1 million remains to be recognized, which is comprised of $0.8 million related to non-performance based stock options to be recognized over a weighted average period of 1.5 years, $0.6 million related to restricted stock to be recognized over a weighted average period of 2.7 years, and $0.7 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended
	March 31, 2008	March 31, 2007

Expected volatility	—	62%
Dividend yield	—	0%
Expected term (years)	—	4.9
Risk-free interest rate	—	4.8%

The above table represents the weighted-average assumptions for all stock options granted during the three months ended March 31, 2008 and March 31, 2007. The Company granted 1.1 million shares of restricted stock during the three months ended March 31, 2008, but no options or other equity-based awards. During the three months ended March 31, 2007, the Company granted 3.2 million options to employees and directors, including 667,000 performance-based stock options. The Company used the following weighed average assumptions in determining the fair value for such performance-based options granted in 2007: expected volatility of 57%; dividend yield of 0%; expected term of 2.7 years; and risk-free interest rate of 4.6%.

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted was $0.94 during the three months ended March 31, 2007. The total intrinsic value of options exercised was $95,000 during the three months ended March 31, 2007. No options were exercised during the three months ended March 31, 2008.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

License fees and milestone fees earned from related parties for the three months ended March 31, 2008 were $103,000, as compared to $40,000 for the three months ended March 31, 2007. The increase is primarily due to a one-time payment received in connection with a product candidate that had been in development several years ago, and was no longer in the Company’s active product candidate pipeline.

There were no consulting revenues from related parties for the three months ended March 31, 2008 or 2007.

Research and development expenses for the three months ended March 31, 2008 were $1,123,000 as compared to $3,097,000 for the three months ended March 31, 2007. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the three months ended March 31, 2008 and March 31, 2007.

	Three Months Ended
	March 31, 2008	March 31, 2007

NitroMist™	$12,000	$170,000
Zolpidem	136,000	1,665,000
Sumatriptan	(8,000)	116,000
Zensana™	—	204,000
Tizanidine	29,000	48,000
Ropinirole	—	3,000
Other research and development costs	98,000	182,000
Internal costs	856,000	709,000
Total research and development expenses	$1,123,000	$3,097,000

In the preceding table, research and development expenses are set forth in the following categories:

•

NitroMist™, Zolpidem, Sumatriptan, Tizanidine and Ropinirole - third-party direct project expenses relating to the development of the respective product candidates. The majority of our research and development resources were devoted to our zolpidem and sumatriptan product candidates. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. As of the current date, we have secured additional financing (see Note 8), but have not yet resumed clinical development activity. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities;

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

Research and development expenses in the three months ended March 31, 2008 decreased primarily as a result of the following items:

•

$1,529,000 decrease in product development costs for our Zolpidem product candidate, as development efforts were substantially completed during the fourth quarter 2007, including filing of an NDA. Development costs for zolpidem in the first quarter 2007 included costs for clinical trials, manufacturing preparedness and other NDA preparatory costs;

•	$204,000 decrease in product development costs related to Zensana™, as noted above;

•

$158,000 decrease in costs associated with our NitroMist™ product candidate primarily due to process validation and method transfer activities in the first quarter of 2007, which did not recur in the first quarter 2008;

•

$124,000 decrease in product development costs for our Sumatriptan product candidate, as we substantially reduced our development activities on our product candidate pipeline beginning in the fourth quarter 2007; and

•	$84,000 decrease in other research and development costs as we substantially reduced our development activities on our product candidate pipeline beginning in the fourth quarter 2007.

Consulting, selling, general and administrative expenses for the three months ended March 31, 2008 were $987,000 as compared to $2,237,000 for the three months ended March 31, 2007. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to reduced salaries, benefits and other employee-related expenses, and to lower stock compensation charges.

Primarily as a result of the factors described above, total expenses for the three months ended March 31, 2008 were $2,110,000, as compared to $5,334,000 for the three months ended March 31, 2007.

Other Loss, net for the three months ended March 31, 2007 is comprised of a $360,000 non-cash charge recorded to write-down our investment in Hana Biosciences as we determined that the decline in market value was other than temporary.

Interest income for the three months ended March 31, 2008 was $35,000, as compared to $230,000 for the three months ended March 31, 2007 due to higher average cash and short-term investment balances.

The resulting net loss for the three months ended March 31, 2008 was $1,972,000, as compared to $5,424,000 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of March 31, 2008 of $67,215,000, as compared to $65,243,000 as of December 31, 2007. We have had negative cash flow from operating activities of $3,992,000 and $3,149,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, we had working capital of $2,128,000 as compared to $3,811,000 as of December 31, 2007, representing a net decrease in working capital of approximately $1,683,000. As explained further below, such decrease is primarily due to the loss for the quarter ended March 31, 2008 of $1,972,000.

Net cash used in operating activities was $3,992,000 for the three months ended March 31, 2008, as compared to $3,149,000 for the three months ended March 31, 2007. The $843,000 increase in cash used is primarily due to the following:

•

$ 2,372,000 decrease in accounts payable and accrued liabilities for the three months ended March 31, 2008 compared with an increase of $1,251,000 in the three months ended March 31, 2007. The significant decrease in accounts payable and accrued liabilities in 2008 is due to the payment of expenses generated during the last half of 2007 for development activities. The Company has significantly decreased its development activities since the fourth quarter 2007.

•

$360,000 non-cash charge in the three months ended March 31, 2007 related to the write-down of an investment in Hana Biosciences, which investment was subsequently returned to Hana Biosciences during the third quarter 2007.

•	These amounts were offset by the reduction in the net loss, from $5,424,000 for the three months ended March 31, 2007 to $1,972,000 for the three months ended March 31, 2008.

Net cash provided by investing activities was $0 for the three months ended March 31, 2008, as compared to $4,899,000 used in investing activities for the three months ended March 31, 2007. The difference is primarily a result of higher net purchases of short-term investments in the three months ended March 31, 2007.

Cash used in financing activities was approximately $54,000 for the three months ended March 31, 2008, as compared to $1,459,000 provided by financing activities for the three months ended March 31, 2007. The $1,513,000 decrease is primarily attributable to the fact that we received net proceeds from private placements of $1,395,000 during the three months ended March 31, 2007.

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

During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. Despite this reduction in expenditures for clinical activities, we require capital to sustain our existing organization until such time as clinical activities can be resumed. Given the current level of spending, and the additional inflows that are expected to occur as a result of the 2008 Financing (see Note 8 - Subsequent Events), we estimate that we will have sufficient cash on hand to fund operations through at least the end of third quarter 2008, and, once the Subsequent Closing is complete, through the end of the calendar year 2008, subject to the approvals of the American Stock Exchange and shareholders as described further in Note 8. However, we may determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the end of 2008. We may choose to raise additional capital before December 31, 2008 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to us on favorable terms, or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

Our audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that would be generated from the 2008 Financing subject to the approvals of the American Stock Exchange and shareholders, along with additional potential cash inflows that may be received during the remainder of 2008, will improve our ability to continue our operations as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate to our operating leases, employment agreements, consulting agreements, and license agreements with our strategic partners. Since December 31, 2007, there have been no material changes with respect to our contractual obligations as disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures wereeffective in that they were designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the three months ended March 31, 2008, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

WE WILL REQUIRE SIGNIFICANT CAPITAL FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION IN THE NEAR TERM.

The research, development, testing and approval of our product candidates involve significant expenditures, and, accordingly, we require significant capital to fund such expenditures. Due to our small revenue base, low level of working capital and, until recently, our relative inability to increase the number of development agreements with pharmaceutical companies, we have been unable to pursue aggressively our product development strategy. Until and unless our operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved product candidates by partners. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, or on terms favorable to us. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. Despite this reduction in expenditures for clinical activities, we require capital to sustain our existing organization until such time as clinical activities can be resumed. Given the current level of spending, and the additional inflows that are expected to occur as a result of the 2008 Financing (see Note 8 - Subsequent Events), we estimate that we will have sufficient cash on hand to fund operations through at least third quarter 2008, and, once the Subsequent Closing is complete, through the end of the calendar year 2008, subject to the approvals of the American Stock Exchange and shareholders as described further in Note 8. However, we may determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the end of 2008. We may choose to raise additional capital before December 31, 2008 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to us on favorable terms, or at all There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS UNTIL WE ARE ABLE TO GENERATE A PROFIT.

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, and preclinical studies.

Although we have significantly reduced clinical development activities on our product candidate pipeline since the fourth quarter 2007, we believe that we will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing.  We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms.  Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators.  If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline.  Any debt financing may result in restrictions on our spending.

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

We may continue to maintain current levels of spending during the fiscal year 2008, given the uncertainties inherent in our business and our current liquidity position.  We believe that at the current level of spending, and with the additional inflows that are expected to occur as a result of the 2008 Financing (see Note 8 - Subsequent Events), we estimate that we will have sufficient cash on hand to fund operations through at least third quarter 2008, and, once the Subsequent Closing is complete, through the end of the calendar year 2008, subject to the approvals of the American Stock Exchange and shareholders as described further in Note 8. However, we may determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the end of 2008.

WE ARE A PRE-COMMERCIALIZATION COMPANY, HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM THE SALE OF PRODUCTS TO DATE.

We are a pre-commercialization specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products and do not expect to receive such revenue in the near future. We have no material licensing or royalty revenue or products ready for sale or licensing in the marketplace. This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain U.S. Food and Drug Administration, or FDA, approval and achieve market acceptance of our proposed products and respond to competition. The filing of a New Drug Application, or NDA, with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par Pharmaceutical, or Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for ZolpiMist™, our zolpidem oral spray, was accepted by the FDA. Based on this acceptance, we would anticipate a final response from the FDA during the second half of 2008. We are currently investigating strategic partners for both NitroMist™ and ZolpiMist™. We cannot be certain as to when to anticipate commercializing and marketing any of our product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement to sell up to $4,000,000 of secured convertible promissory notes (see Note 8 – Subsequent Events); however, we have not yet resumed clinical development activity, as we have not yet determined if it is advisable to resume spending significant resources on our development activities. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

We had an accumulated deficit as of March 31, 2008 of approximately $67.2 million. We incurred losses in each of our last ten fiscal years, including net losses of approximately $2.0 million for the three months ended March 31, 2008, $17.0 million for the year ended December 31, 2007, $3.8 million for the five months ended December 31, 2006, $10.1 million for the fiscal year ended July 31, 2006 and $9.5 million for the fiscal year ended July 31, 2005. Additionally, we have reported negative cash flows from operations of approximately $4.0 million for the three months ended March 31, 2008, $15.2 million for the year ended December 31, 2007, $1.8 million for the five months ended December 31, 2006, $8.9 million for the fiscal year ended July 31, 2006 and $6.3 million for the fiscal year ended July 31, 2005. We anticipate that we will incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

Lindsay A. Rosenwald, M.D., a significant stockholder, directly and indirectly, of us, is the Chairman and sole shareholder of Paramount. In the regular course of its business and the business of its affiliates, and outside of its arrangement with us, Paramount and/or its affiliates identify, evaluate and pursue investment opportunities in biomedical and pharmaceutical products, technologies and companies. As of May 1, 2008, Dr. Rosenwald beneficially owns approximately 14% of our outstanding common stock (assuming exercise of certain warrants beneficially owned by Dr. Rosenwald). As such, Dr. Rosenwald and Paramount may be deemed to be our affiliates. Dr. Rosenwald has the ability to designate an individual to serve on our Board of Directors, or the Board, and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the American Stock Exchange, or AMEX, Mr. Lobell has been deemed to be an independent director by our Board as of September 15, 2006. Dr. Rosenwald and Paramount may also be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera and Hana Biosciences. In addition, Paramount has assisted us in the placement of shares in connection with various private placements. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable in an arms length transaction from a person who is not an affiliate. Nevertheless, neither Dr. Rosenwald nor Paramount, nor their affiliates, are obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and we do not expect and our stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by Dr. Rosenwald or Paramount, or their affiliates, in the future will be made available to us. In addition, certain of our current officers and directors or any officers or directors hereafter appointed by us may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. Such other companies may have interests in conflict with our interests.

OUR BUSINESS AND REVENUE IS DEPENDENT ON THE SUCCESSFUL DEVELOPMENT OF OUR PRODUCTS.

Revenue received from our product development efforts consists of payments by pharmaceutical companies for research and bioavailability studies, pilot clinical trials and similar milestone-related payments. Our future growth and profitability will be dependent upon our ability to successfully raise additional funds to complete the development of, obtain regulatory approvals for and license out or market our product candidates. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by frequent new product introductions. We anticipate that we will incur substantial operating expenses in connection with the development, testing and approval of our product candidates and expect these expenses to result in continuing and significant operating losses until such time, if ever, that we are able to achieve adequate levels of sales or license revenues. We may not be able to raise additional financing, increase revenues significantly, or achieve profitable operations. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants (see Note 8 – Subsequent Events); however, we have not yet resumed clinical development activity, as we have not yet determined if it is advisable to resume spending significant resources on our development activities. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities. See “Risk Factors - We Will Require Significant Capital For Product Development And Commercialization” and “Our Strategy Includes Entering Into Collaboration Agreements With Third Parties For Certain of our Product Candidates And We May Require Additional Collaboration Agreements. If We Fail To Enter Into These Agreements Or If We Or The Third Parties Do Not Perform Under Such Agreements, It Could Impair Our Ability To Commercialize Our Proposed Products.”

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of, and obtaining regulatory approvals for, our product candidates. We anticipate that marketing activities for our product candidates, whether by us or one or more of our licensees, if any, will not begin until the second half of the calendar year 2008 at the earliest. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par Pharmaceutical, or Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for ZolpiMist™, our zolpidem oral spray, was accepted by the FDA. Based on this acceptance, we would anticipate a final response from the FDA during the second half of 2008. We are currently investigating strategic partners for both NitroMist™ and ZolpiMist™. Accordingly, it is not anticipated that we will generate any revenues from royalties or sales of our product candidates until regulatory approvals are obtained, if ever, and marketing activities begin. Any one or more of our product candidates may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables. The failure or the delay of any one or more of our proposed product candidates to achieve commercial viability would have a material adverse effect on us. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants (see Note 8 – Subsequent Events); however, we have not yet resumed clinical development activity, as we have not yet determined if it is advisable to resume spending significant resources on our development activities. There can be no assurances that we will be able to secure a sufficient amount of additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

WE HAVE NOT COMPLETED PRODUCT DEVELOPMENT.

We have not completed the development of our product candidates and we will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such product candidates must be obtained before the product candidates will become available for commercial sale. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par Pharmaceutical, or Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for ZolpiMist™, our zolpidem oral spray, was accepted by the FDA. Based on this acceptance, we would anticipate a final response from the FDA during the second half of 2008. We are currently investigating strategic partners for both NitroMist™ and ZolpiMist™. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. We may not be able to successfully develop any one or more of our product candidates or develop such product candidates on a timely basis. Further, such product candidates may not be commercially accepted if developed. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of any product candidates, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our business and operations. Furthermore, during the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement to sell up to $4,000,000 of secured convertible promissory notes (see Note 8 – Subsequent Events); however, we have not yet resumed clinical development activity, as we have not yet determined if it is advisable to resume spending significant resources on our development activities. There can be no assurances that we will be able to secure a sufficient amount of additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

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

WE ARE DEPENDENT ON OUR SUPPLIERS.

We believe that the active ingredients used in the manufacture of our product candidates are presently available from numerous suppliers located in the U.S., Europe, India and Japan. We believe that certain raw materials, including inactive ingredients, are available from a limited number of suppliers and that certain packaging materials intended for use in connection with our spray products currently are available only from sole source suppliers. Although we do not believe we will encounter difficulties in obtaining the inactive ingredients or packaging materials necessary for the manufacture of our product candidates, we may not be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such materials. We have a written supply agreement with Dynamit Nobel for certain raw materials for our nitroglycerin lingual spray and a written supply agreement in place with INyX USA, Ltd., whereby Inyx shall manufacture our nitroglycerin lingual spray in its Manatee, Puerto Rico facility. On July 3, 2007, INyX, our manufacturer for our NitroMist™ product candidate, announced it filed for protection under the Chapter 11 bankruptcy laws. The Company is taking all necessary steps to ensure that any limited assets of NovaDel at the manufacturer's facility are protected.

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

Through June 30, 2007, we entered into strategic license agreements with: (i) Hana Biosciences, for the marketing rights in the U.S. and Canada for our ondansetron oral spray, (ii) Par for the marketing rights in the U.S. and Canada for our nitroglycerin oral spray, (iii) Manhattan Pharmaceuticals, in connection with propofol, and (iv) Velcera, in connection with veterinary applications for currently marketed veterinary drugs. Subsequent to June 30, 2007, the following events occurred with respect our strategic license agreements:

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

RISKS RELATED TO OUR COMMON STOCK

WE RECEIVED NOTICE FROM THE AMERICAN STOCK EXCHANGE THAT WE FAILED TO COMPLY WITH CERTAIN OF ITS CONTINUED LISTING STANDARDS, WHICH MAY RESULT IN A DELISTING OF OUR COMMON STOCK FROM THE EXCHANGE.

Our common stock is currently listed for trading on the American Stock Exchange, or AMEX, and the continued listing of our common stock on the AMEX is subject to our compliance with a number of listing standards. These listing standards include the requirement for maintaining stockholders’ equity of at least $6,000,000. As of March 31, 2008 and December 31, 2007, our net worth position was $2,419,000 and $4,174,000, respectively, which are each below the minimum net worth continued listing requirement. On May 14, 2008, the Company received a notice from AMEX providing notification that the Company is not in compliance with Section 1003(a)(iii) of the AMEX Company Guide with shareholder’s equity of less than $6,000,000 and losses from continuing operations and net losses in the five most recent fiscal years and Section 1003(a)(iv) of the AMEX Company Guide in that the Company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether such company will be able to continue operations and/or meet its obligations as they mature. We must submit a plan to the AMEX by June 13, 2008 advising the actions we have taken, or will take, that would bring us into compliance with Section 1003(a)(iii) by November 16, 2009 and Section 1003(a)(iv) by November 14, 2008 (the “Plan”). We have notified the AMEX that we intend to submit such a plan. If we do not submit a plan, or if such plan is not acceptable to the AMEX, the AMEX staff may initiate delisting proceedings. If the plan is accepted, but we are not in compliance with the continued listing standards at the end of the plan period, or if we do not make progress consistent with the plan during the plan period, the AMEX staff may initiate delisting proceedings. There can be no assurance that such plan will be acceptable to the AMEX or that we will be able to make consistent progress with such plan. The Company may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

On May 6, 2008, we entered into definitive agreements with funds affiliated with ProQuest Investments LLC which would provide up to $4.0 million in gross proceeds, and we may also enter into additional agreements during the remainder of 2008. The combined amounts of such agreements could be sufficient to cure the deficiency in net worth position as of December 31, 2007 and March 31, 2008. We are currently reviewing several alternative sources of capital, which if successfully implemented may allow us to satisfy the AMEX listing standards. There can be no assurances that we will be able to obtain any additional capital, or on terms favorable to us, or that we will be able to maintain our continued listing on the AMEX.

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

WE ARE INFLUENCED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of May 1, 2008, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 20% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, Dr. Rosenwald has the ability to exert significant influence over the election of the Board and other matters submitted to our stockholders for approval. Dr. Rosenwald has the ability to designate an individual to serve on our Board and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the AMEX, Mr. Lobell has been deemed to be an independent director by our Board on September 15, 2006.

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

Our common stock has been listed for quotation on the AMEX since May 11, 2004 under the symbol “NVD”. Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the twelve-month period ended March 31, 2008, the closing price of our common stock has ranged from $0.21 to $1.33. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the twelve-month period ended March 31, 2008, the average daily trading volume in our common stock was approximately 133,114 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of May 1, 2008, there were 60,692,260 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of May 1, 2008, we had outstanding stock options and warrants to purchase approximately 34.8 million shares of common stock, the exercise prices of which range between $0.45 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

In addition, and not included in the above, on May 6, 2008, the Company entered into a binding Securities Purchase Agreement with funds affiliated with ProQuest Investments LLC to sell up to $4.0 million of secured convertible promissory notes (see Note 8 – Subsequent Events). In connection with this agreement, approximately $1.5 million of secured notes were funded on May 6, 2008, which could be convertible into 5.0 million shares of the Company’s common stock. Additionally, the Company issued 3.0 million warrants in connection with the $1.5 million in convertible notes funded on May 6, 2008, with an exercise price of $0.369 per share.

The following table provides an overview of our stock options and corresponding plans:

Plan	Shares Authorized	Options Outstanding at May 1, 2008	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	40,000	—	Plan Closed
1997 Stock Option Plan	500,000	50,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	1,509,300	1,595,700	—
2006 Equity Incentive Plan	6,000,000	4,116,800	683,200	—
Non-Plan	n/a	2,453,200	n/a	—
Total		8,169,300	2,278,900

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

As of May 1, 2008, we have 60,692,260 shares of common stock issued and outstanding and approximately 34.8 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

ITEM 5. OTHER EVENTS

On May 14, 2008, the Company received notice from the AMEX indicating that the Company is not in compliance with certain of the AMEX continued listing standards. Specifically, the AMEX has notified the Company that it is not in compliance with Section 1003(a)(iii) of the AMEX Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years, and Section 1003(a)(iv) of the AMEX Company Guide in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether such company will be able to continue operations and/or meet its obligations as they mature. This notice was based on a review by the AMEX of the Company’s Form 10-K, as amended, for the period ended December 31, 2007.

In order for the Company to maintain its AMEX listing, the Company must submit a plan by June 13, 2008, advising the AMEX of the actions it has taken, or will take, that will bring it into compliance with Section 1003(a)(iv) by November 14, 2008, and Section 1003(a)(iii) by November 16, 2009. The plan may include specific milestones, quarterly financial projections, and details related to any strategic initiatives the Company plans to complete. The AMEX Listing Qualifications Department management will evaluate the plan, and make a determination as to whether the Company has made a reasonable demonstration of an ability to regain compliance with the continued listing standards within the specified timeframe.

The Company has informed the AMEX that it intends to submit such a plan. If the Company fails to submit such a plan or if the plan is not accepted, the AMEX may initiate delisting proceedings. If the AMEX accepts the Company’s plan, the Company may be able to continue its listing for the period ending November 16, 2009 during which time the Company will be subject to periodic reviews to determine if it is making progress consistent with the plan. If the Company does not regain compliance with Section 1003(a)(iv) by November 14, 2008, and with Section 1003(a)(iii) by November 16, 2009, then the AMEX may initiate delisting procedures. There can be no assurance that such plan will be acceptable to the AMEX or that if such plan is acceptable to AMEX, that we will be able to make progress consistent with such plan. The Company may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

AMEX has also informed the Company that its stock symbol will become subject to the indicator “.BC” to denote noncompliance with the above listing standards. The indicator will not change the Company’s trading symbol, but will be disseminated as an extension of the symbol whenever the trading symbol is transmitted with a quotation or trade. The indicator will remain in effect until such time as the company has regained compliance with all applicable continued listing standards.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

10.1*	Employment Agreement dated January 22, 2008 by and between NovaDel Pharma Inc. and Michael E. Spicer	Incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under 18 USC 1350, Section 1330 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: May 15, 2008	By:	/s/ STEVEN B. RATOFF
Steven B. Ratoff
Interim President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2008	By:	/s/ MICHAEL E. SPICER
Michael E. Spicer
Chief Financial Officer
(principal financial and accounting officer)