Form 10-Q
period 2008-06-30
NOVADEL PHARMA INC
filed 2008-08-07
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, the issuer had 60,692,260 shares of common stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVADEL PHARMA INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS	June 30, 2008 (unaudited)	December 31, 2007 (Note 2)
Current Assets:
Cash and cash equivalents	$4,820,000	$6,384,000
Assets held-for-sale	148,000	492,000
Deferred financing costs, net of accumulated amortization of $34,000	161,000	—
Prepaid expenses and other current assets	703,000	1,146,000

Total Current Assets	5,832,000	8,022,000
Property and equipment, net	1,697,000	1,972,000
Other assets	296,000	369,000

TOTAL ASSETS	$7,825,000	$10,363,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Secured convertible notes payable, net of unamortized debt discount of $995,000	$480,000	$—
Accounts payable	616,000	1,632,000
Accrued expenses and other current liabilities	987,000	2,267,000
Current portion of deferred revenue	298,000	148,000
Current portion of capitalized lease obligations	143,000	164,000
Total Current Liabilities	2,524,000	4,211,000

Non-current portion of deferred revenue	4,601,000	1,830,000
Non-current portion of capitalized lease obligations	74,000	148,000

Total Liabilities	7,199,000	6,189,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 200,000,000, issued 60,692,260 and 59,592,260 shares at June 30, 2008 and December 31, 2007, respectively	60,000	59,000
Additional paid-in capital	70,989,000	69,364,000
Accumulated deficit	(70,417,000)	(65,243,000)
Less: Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)
Total Stockholders’ Equity	626,000	4,174,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,825,000	$10,363,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

License Fees and Milestone Fees Earned	$51,000	$165,000	$154,000	$205,000

Research and Development Expenses	1,323,000	3,325,000	2,446,000	6,422,000
Consulting, Selling, General and Administrative Expenses	1,322,000	2,351,000	2,309,000	4,588,000
Loss on Assets-Held-for-Sale	342,000	—	342,000	—

Total Expenses	2,987,000	5,676,000	5,097,000	11,010,000

Loss From Operations	(2,936,000)	(5,511,000)	(4,943,000)	(10,805,000)

Other Loss	—	—	—	(360,000)
Interest Expense	(294,000)	—	(294,000)	—
Interest Income	28,000	187,000	63,000	417,000

Net Loss	$(3,202,000)	$(5,324,000)	$(5,174,000)	$(10,748,000)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.09)	$(0.09)	$(0.18)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Common Share	59,592,260	59,537,000	59,592,260	59,401,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2007	59,592,260	$59,000	$69,364,000	$(65,243,000)	$(6,000)	$4,174,000
Share-based compensation expense	—	—	416,000	—	—	416,000
Restricted stock issued	1,100,000	1,000	(1,000)	—	—	—
Warrants issued to investors and beneficial conversion feature embedded in convertible notes	—	—	1,210,000		—	1,210,000
Net loss	—	—	—	(5,174,000)	—	(5,174,000)

BALANCE, June 30, 2008	60,692,260	$60,000	$70,989,000	$(70,417,000)	$(6,000)	$626,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

(UNAUDITED)

	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,174,000)	$(10,748,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	416,000	931,000
Amortization of discount on short-term investments	—	(87,000)
Depreciation and amortization	275,000	349,000
Amortization of debt discount and deferred financing fees	249,000	—
Loss on assets held-for-sale	342,000	—
Other than temporary impairment of investment in marketable equity security available-for-sale	—	360,000
Changes in operating assets and liabilities:
Inventory	—	(76,000)
Accounts receivable	—	(125,000)
Prepaid expenses and other current assets	443,000	(152,000)
Other assets	75,000	(10,000)
Accounts payable	(1,016,000)	1,068,000
Accrued expenses and other current liabilities	(1,280,000)	693,000
Deferred revenue	2,921,000	3,000
Net cash used in operating activities	(2,749,000)	(7,794,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(172,000)
Purchases of short-term investments	—	(9,737,000)
Maturities of short-term investments	—	5,105,000
Net cash used in investing activities	—	(4,804,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through private placements	—	1,395,000
Proceeds from issuance of convertible notes	1,475,000	—
Deferred financing costs	(195,000)	—
Proceeds from options exercised	—	200,000
Payments of capitalized lease obligations	(95,000)	(66,000)
Net cash provided by financing activities	1,185,000	1,529,000
DECREASE IN CASH AND CASH EQUIVALENTS	(1,564,000)	(11,069,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,384,000	16,586,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,820,000	$5,517,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capitalized lease obligation	$—	$228,000
Warrants – discount and beneficial conversion feature	$1,210,000	$—

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

The Company has reported a net loss of $5,174,000 and $10,748,000, and negative cash flows from operating activities of $2,749,000, and $7,794,000 for the six months ended June 30, 2008 and June 30, 2007, respectively. As of June 30, 2008, the Company had working capital of $3,308,000, and cash and cash equivalents of $4,820,000. Until and unless the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved product candidates by partners. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favorable to it. During the fourth quarter 2007, the Company significantly reduced clinical development activities on its product candidate pipeline, as it did not believe that it had sufficient cash to sustain such activities. Despite this reduction in expenditures for clinical activities, the Company requires capital to sustain its existing organization until such time as clinical activities can be resumed. On May 30, 2008, the Company received $1,475,000 in gross proceeds from the Initial Closing of a convertible note financing with certain funds affiliated with ProQuest Investments. In addition, during the second quarter of 2008, the Company entered into a European partnership for its ondansetron oral spray with BioAlliance Pharma S.A., as a result of which the Company received an immediate non-refundable license fee of $3,000,000. Given the current level of spending, the Company estimates that it will have sufficient cash on hand to fund operations through at least the end of 2008, and, once the Subsequent Closing of the convertible note financing is complete, through the first quarter of 2009, subject to the approvals of the American Stock Exchange and stockholders. However, the Company may determine that it is appropriate to increase development activities on its product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the end of 2008. The Company may choose to raise additional capital before December 31, 2008 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities.

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

The Company’s audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that the Company will continue its operations as a going concern. The Company was incorporated in 1982, and has a history of losses. As a result, the Company’s independent registered public accounting firm in their audit report has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the cash inflows that would be generated from the convertible note financing subject to the approvals of the American Stock Exchange (“AMEX”) and stockholders, along with additional potential cash inflows that may be received during the remainder of 2008, will improve its ability to continue its operations as a going concern. Continued operations are dependent on the Company’s ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

In order for the Company to maintain its AMEX listing, the Company was required to submit a plan by June 13, 2008, advising the AMEX of the actions it has taken, or will take, that will bring it into compliance with Section 1003(a)(iv) by November 14, 2008, and Section 1003(a)(iii) by November 16, 2009. The Company informed the AMEX that it intended to submit such a plan, and did so on June 12, 2008.

On July 30, 2008, AMEX notified the Company that the AMEX had completed its review of the Company’s proposed plan of compliance and supporting documentation and has determined that, although the Company is not in compliance with the continued listing standards of the AMEX, the Company has made a reasonable demonstration of its ability to regain compliance with the continued listing standards by the end of the plan periods, which completion dates are November 14, 2008 with respect to Section 1003(a)(iv) and November 16, 2009 with respect to Section 1003(a)(iii). Therefore, the AMEX is continuing the Company’s listing pursuant to an extension, subject to certain conditions.

The Company will be subject to periodic review by the AMEX during the plan periods and must continue to provide the AMEX with updates in conjunction with the initiatives of the plan as appropriate or upon request, and failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period could result in the Company being delisted from the AMEX.

There can be no assurance that the Company will be able to make progress consistent with the Company’s plan to regain compliance with AMEX’s continued listing standards in a timely manner, if at all. The Company may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

NOTE 3 – CONVERTIBLE NOTES

On May 6, 2008, the Company entered into a binding Securities Purchase Agreement by and among ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P., referred to herein as the Purchasers, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, by and among the Company and the Purchasers, to sell up to $4,000,000 of secured convertible promissory notes, referred to herein as the convertible notes, and accompanying warrants to such Purchasers, referred to herein as the 2008 Financing.  Mr. Steven Ratoff, the Company’s Chairman, Interim President and Chief Executive Officer, is a private investor in, and since December 2004 has served as a venture partner with, ProQuest Investments.

On May 30, 2008, the Company closed the initial portion of the transaction, referred to herein as the Initial Closing, for $1,475,000, representing no more than 5,000,000 shares of the common stock underlying the convertible notes, upon receipt of approval from the AMEX, and satisfaction of customary closing conditions. The 5,000,000 shares, along with the prior securities owned by the Purchasers, represented 19.8% of the Company’s outstanding common stock upon execution of the Securities Purchase Agreement. Thereafter, upon stockholder approval, the Company has the option to fund such additional amounts such that the total commitment, inclusive of the amount at the Initial Closing, equals up to $4,000,000, referred to herein as the Subsequent Closing and together with the Initial Closing, the Closings.

In the Initial Closing, the Company issued the convertible notes, which convert into its common stock at a fixed price of $0.295 per share subject to certain adjustments, and five-year warrants to purchase 3,000,000 shares of its common stock, with an exercise price of $0.369 per share. The maturity date of the convertible notes issued in the Initial Closing is November 30, 2008.  In the Subsequent Closing(s), the Company will issue the convertible notes, which convert into its common stock at a price equal to the lesser of: (a) the closing market price of its common stock on the date of such Subsequent Closing plus $0.075 per share; or (b) $1.05 per share. Warrants issued in the Subsequent Closing(s) shall be equal to 60% of the face value of the convertible notes issued in such Subsequent Closing, valuing the shares at the conversion price for the Subsequent Closing. The exercise price for the warrants shall equal 125% of the conversion price for the Subsequent Closing. The maturity date of the convertible notes issued in the Subsequent Closing shall be 180 days from the date of such Subsequent Closing.

In addition, the documents provide that the warrants issuable at the Initial Closing will be subject to a cap on the number of shares of common stock that can be issued upon the exercise of the warrants to a maximum of 19.99% of the Company’s outstanding common stock at the time of exercise unless the Company receives stockholder approval in accordance with AMEX rules.

The convertible notes accrue interest on their outstanding principal balances at an annual rate of 10%.  All unpaid principal, together with any accrued but unpaid interest and other amounts payable under the convertible notes, shall be due and payable upon the earliest to occur of (i) when such amounts are declared due and payable by the Purchasers on or after the date that is 180 days after the date of issuance; or (ii) upon the occurrence of any change of control event. At the option of the Purchasers, interest may be paid in cash or in common stock of the Company; provided, however, that the interest on the convertible notes issued in the Initial Closing may not be paid in its common stock until the Company receives stockholder approval.  If the Company pays interest in common stock, the stock will be valued at the related conversion price for such convertible note.

At its option, the Company can redeem without penalty or premium a portion of, or all of, the principal owed under the convertible notes by providing the Purchasers with at least 5 days’ written notice; provided that the Purchasers shall retain conversion rights in respect of the convertible notes for such period of 5 days after the Company has given such notice. Each prepayment shall be accompanied by the payment of accrued and unpaid interest on the amount being prepaid, through the date of the prepayment.

The Company’s obligations under the convertible notes are secured by all of its assets and intellectual property, with the exception of certain excluded assets, as evidenced by the Security and Pledge Agreement, executed on May 6, 2008. Excluded assets of the Company are (i) those assets that are the subject of its existing capital leases (approximately $529,000 in net book value of fixed assets as of June 30, 2008, on which $217,000 of capital lease obligations exist at June 30, 2008); (ii) the assets marked as “Assets held for sale” on its balance sheets as of December 31, 2007 and June 30, 2008, which represented assets associated with our NitroMist™ product which is currently being targeted for sale, the amount for which was $148,000 as of June 30, 2008; and (iii) the assets marked as “Other Assets” on its balance sheets as of December 31, 2007 and June 30, 2008, which represented restricted cash held as security for its letters of credit and leased assets, the amount for which was $296,000 as of June 30, 2008.

The conversion rate of each convertible note and the exercise price of the warrants are subject to adjustment for certain events, including dividends, stock splits and combinations.

The Company filed an initial registration statement with the SEC to register the resale of common stock issuable in connection with the Initial Closing (excluding interest shares), referred to herein as the registrable shares, on June 26, 2008, which registration statement became effective as of July 16, 2008.  These registration rights will cease once the registrable shares are eligible for sale by the Purchasers without restriction under Rule 144.  Upon certain events, the Company has agreed to pay as partial liquidated damages an amount equal to 1.0% of the aggregate purchase price paid by the Purchasers for any convertible notes then held by the Purchasers, but these payments may not exceed 10% of the aggregate purchase price paid by the Purchasers.

The Purchasers represented that they are “accredited investors” and agreed that the securities issued in the 2008 Financing bear a restrictive legend against resale without registration under the Securities Act.  The convertible notes and warrants were sold pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation D thereunder.

Under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instrument,” the value of the warrants issued to the investors is calculated relative to the total amount of the debt offering. The relative fair value of the warrants issued to the investors was determined to be $467,000, or 31.7% of the total offering. This was determined using the Black Scholes Model and the following key assumptions were used; a discount rate of 3.41%, volatility of 80.26%, 5 year expected term, and dividend yield of 0%.

The relative fair value of the warrants (equaling $467,000), along with the effective beneficial conversion feature of the debt of $743,000 (calculated as the difference between the conversion price specified in the Securities Purchase Agreement and the calculated intrinsic value of the conversion feature) total $1,210,000 and are not in excess of the face value of the debt. The Company is using the straight-line method to amortize the debt discount and beneficial conversion feature through the maturity dates of the convertible notes, which result does not differ materially from the effective interest rate method. As of June 30, 2008, the Company recorded additional interest expense of $215,000 related to the amortization of the debt discount. To the extent the debt is converted prior to maturity the amortization of the debt discount will be accelerated.

The balance of the convertible debt as of June 30, 2008 is summarized as follows:

Face amount:	$1,475,000

Less: total debt discount and beneficial conversion feature	1,210,000
Amortization of debt discount and beneficial conversion feature	215,000
Net unamortized debt discount and beneficial conversion feature	995,000
Net debt recorded at June 30, 2008	$480,000

Related to the issuance of the initial offer, the Company paid debt finance costs totaling $195,000, which were capitalized as deferred financing costs. These costs will be amortized into interest expense using straight line method, which result does not differ materially from the effective interest rate method. As of June 30, 2008, the Company had recorded expense of approximately $34,000 related to the amortization of the deferred financing costs.

The $1,475,000 in gross proceeds were deposited into a new bank account with an account control agreement which provides that the bank will comply with the withdrawal requests originated by the Company without further consent by the Purchasers. However, if Purchasers notify the bank that the Purchasers will exercise exclusive control over the account due to an event of default on the convertible notes (a “Notice of Exclusive Control”), the bank is required to cease complying with withdrawal requests or other directions concerning the account originated by the Company. This agreement was signed by NovaDel, Purchasers and the bank. The parties entered into this agreement to perfect the Purchasers’ security interest in this account. There is no provision for the bank to monitor or restrict the use of proceeds for a particular purpose, absent a Notice of Exclusive Control as described above. Accordingly, this agreement is no different than any other collateral lien on assets. Therefore, the Company has classified these funds as part of Cash and Cash Equivalents.

NOTE 4 – CASH EQUIVALENTS

Cash equivalents include certificates of deposit and money market instruments with original maturities of three months or less when purchased. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. Generally, these deposits may be redeemed and are maintained with high quality financial institutions, therefore reducing credit risk.

NOTE 5 – LOSS PER SHARE

Loss per common share is computed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share is the same as basic loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants, and from the conversion of the convertible notes, would have an antidilutive effect because the Company incurred a net loss during each period presented. As of June 30, 2008 and June 30, 2007, there were 43.3 million and 37.8 million common shares, respectively, issuable upon exercise of options and warrants, the vesting of non-vested restricted common stock, and the conversion of the convertible notes, which were excluded from the diluted loss per share computation.

NOTE 6 – STOCK-BASED COMPENSATION

At June 30, 2008, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan, as amended, and the 2006 Equity Incentive Plan, as amended (the “Plans”). On January 17, 2006, the stockholders of the Company, upon the recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock). The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares. These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant. Vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years. As of June 30, 2008, there were approximately 2.3 million shares available for issuance under the Plans.

The Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective August 1, 2005 and selected the Black-Scholes method of valuation for share-based compensation. SFAS 123R requires that compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date.

Information with respect to stock option activity for the six months ended June 30, 2008 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	8,429	$1.69	5.9
Grants	—	—	—
Exercises	—	—	—
Cancellations	(268)	1.50	—

Outstanding at June 30, 2008	8,161	$1.70	5.5	$—

Exercisable at June 30, 2008	6,035	$1.75	4.8	$—

The Company recorded share-based compensation using the fair value method required by SFAS 123R of approximately $199,000 or $0.003 per share, and $416,000 or $0.01 per share for the three and six months ended June 30, 2008, respectively, and approximately $473,000 or $0.01 per share, and $931,000 or $0.02 per share for the three and six months ended June 30, 2007, respectively. All such amounts are included in the Company’s net loss for each period.

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

A summary of the status of the Company’s non-vested restricted common stock as of June 30, 2008 and changes during the six months ended June 30, 2008 is presented below:

Non-Vested Restricted Common Stock	Shares (000)	Weighted Average Grant-Date Fair Value
January 1, 2008	100	$1.71
Granted	1,100	$0.47
June 30, 2008	1,200	$0.57

As of June 30, 2008, unamortized stock-based compensation expense of $1.9 million remains to be recognized, which is comprised of $626,000 related to non-performance based stock options to be recognized over a weighted average period of 1.3 years, $525,000 related to restricted stock to be recognized over a weighted average period of 2.4 years, and $739,000 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Expected volatility	—	64%	—	62%
Dividend yield	—	0%	—	0%
Expected term (years)	—	6.0	—	4.9
Risk-free interest rate	—	4.6%	—	4.8%

The above table represents the weighted-average assumptions for all stock options granted during the three and six months ended June 30, 2008 and June 30, 2007. The Company granted no stock options during the three and six months ended June 30, 2008, including performance based stock options. During the six months ended June 30, 2007, the Company granted 3.2 million options to employees and directors, including 667,000 performance-based stock options. The Company used the following weighed average assumptions in determining the fair value for such performance-based options granted in 2007: expected volatility of 57%; dividend yield of 0%; expected term of 2.7 years; and risk-free interest rate of 4.6%.

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from its current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted was $0.79 and $0.94 during the three and six months ended June 30, 2007, respectively. The total intrinsic value of options exercised was $73,000 and $168,000 during the three and six months ended June 30, 2007. No options were exercised during the three months ended June 30, 2008.

NOTE 7 - RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

License and Development Agreements with Related Parties

BioAlliance. On May 19, 2008, the Company and BioAlliance Pharma SA or BioAlliance, entered into an agreement where BioAlliance acquired the European rights for NovaDel’s Ondansetron oral spray. Under the terms of the Agreement, BioAlliance paid NovaDel a license fee of $3 million upon closing. The Company is eligible for additional milestone payments totaling $24 million (an approval milestone of $5 million and sales-related milestone payments of $19 million) as well as a royalty on net sales. BioAlliance and the Company anticipate collaborating in the completion of development activities for Europe, with BioAlliance responsible for regulatory and pricing approvals and then commercialization throughout Europe. The Company will be responsible for supplying the product. The upfront payment has been included in deferred revenue and is being recognized in income over the term of the agreement (nineteen and one half-years). During the quarter ended June 30, 2008, the Company recognized $19,200 of income related to this contract.

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

During the three months ended March 31, 2007, the Company recorded a $360,000 impairment charge to the statement of operations, the only component of other loss, to establish a new cost basis of $140,000 for the investment as of March 31, 2007. The remaining investment balance was written off in the quarter ended September 30, 2007, to reflect the surrender of the Company’s 73,121 shares to Hana in connection with the Amended and Restated License Agreement (See Note 8). The Company may receive additional milestone payments and royalties over the term of the agreement.

Velcera. In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and is being recognized in income over the 20-year term of the agreement. In addition, the Company received an equity stake of 529,500 shares of common stock in Velcera which did not have a material value. Such investment continues to be carried at its cost basis of $0 as of March 31, 2008. In February 2007, Velcera merged with Denali Sciences, Inc., a publicly reporting Delaware corporation. In June 2007, Velcera announced that it had entered into a global license and development agreement with Novartis Animal Health. The agreement called for Novartis Animal Health to develop, register and commercialize a novel canine product utilizing Velcera’s Promist™ platform, which is based on its patented oral spray technology. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. In November 2007, the common stock of the merged companies began trading on the OTC bulletin board. On March 5, 2008, Velcera announced that it had received notice from Novartis Animal Health that it was terminating the agreement, without cause.

Manhattan Pharmaceuticals, Inc. In April 2003, the Company entered into a license and development agreement with Manhattan Pharmaceuticals for the worldwide, exclusive rights to the Company’s proprietary oral spray technology to deliver propofol for pre-procedural sedation. The terms of the agreement call for certain license, milestone and other payments, the first $125,000 of which was received in June 2003. In November 2003, the Company received $375,000 from Manhattan Pharmaceuticals for license fees. The Company has included these license fees in deferred revenue and is recognizing these license fees over the 20-year term of the license. In July 2007, Manhattan Pharmaceuticals, the Company’s partner for its propofol oral spray product candidate, announced that as part of its change in strategic focus it intends to pursue appropriate sub-licensing opportunities for this product candidate.

Lindsay A. Rosenwald, M.D., a significant stockholder of the Company, may be deemed to be an affiliate of the Company, Manhattan Pharmaceuticals, Velcera, and Hana Biosciences. Companies affiliated with Dr. Rosenwald have provided financial and other services unrelated to the Company’s agreements with the parties to such agreements from time to time.

Other Related Party Transactions

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement is on a month-to-month basis and has compensated Mr. Ratoff at a rate of between $10,000 and $17,500 per month depending upon the amount of his involvement at the Company. The rate as of June 30, 2008 is $17,500 per month. Pursuant to this consulting arrangement, the Company paid Mr. Ratoff approximately $52,500 and $105,000 for the three and six months ended June 30, 2008, respectively, and approximately $38,000 and $87,000 for the three and six months ended June 30, 2007, respectively, for services rendered during such periods.

In September 2007, the Company entered into a Separation, Consulting and General Release Agreement with Jan Egberts, M.D., the Company’s former President, Chief Executive Officer and Director (“Dr. Egberts’ Consulting Agreement”). Under the terms of Dr. Egberts’ Consulting Agreement, Dr. Egberts will provide the Company with certain consulting services for a period of twelve (12) months, ending July 25, 2008 (the “Term”). Dr. Egberts shall receive fees for such services at a rate of $363,000 per annum, payable in equal biweekly installments during the Term, and will be reimbursed for certain expenses. In addition, options previously granted to Dr. Egberts which were outstanding as of July 25, 2007 but not otherwise vested and exercisable, immediately vested and became exercisable under Dr. Egberts’ Consulting Agreement and shall remain outstanding until the expiration of the Term (See Note 6). Pursuant to Dr. Egberts’ Consulting Agreement, the Company paid Dr. Egberts $97,700 and $181,500 for the three and six months ended June 30, 2008, respectively.

Other License and Development Agreements

In July 2004, the Company entered into a licensing agreement with Par for the exclusive right to market, sell and distribute NitroMist™, its nitroglycerin lingual spray in the U.S. and Canada. The Company has received upfront and milestone payments and may receive additional fees and royalty payments over the 10-year term of the license. The upfront payment has been included in deferred revenue and is being recognized in income over the 10-year term of the agreement. In July 2007, the Company and Par agreed to terminate the agreement relating to NitroMist™. The Company is currently investigating strategic partners for the commercialization of NitroMist™. In the quarter ended September 30, 2007, the Company recorded $177,000 of revenue to write-off the remaining deferred revenue relating to this agreement.

On November 18, 2004, the Company entered into a manufacturing and supply agreement with INyX whereby INyX manufactures and supplies NitroMist™. For a five-year period that began November 18, 2004, INyX is the exclusive provider of the nitroglycerin lingual spray to the Company substantially worldwide. Pursuant to the terms and conditions of the agreement, it will be INyX’s responsibility to manufacture, package and supply NitroMist™ in such territories. Thereafter, INyX will have a non-exclusive right to manufacture such spray for an additional five years. In July 2007, INyX announced it filed for protection under the Chapter 11 bankruptcy laws. The Company was informed by the trustees for Inyx in June 2008 that the facility in Puerto Rico where manufacturing operations for NitroMist™ were conducted would be ceasing operations as of the end of July 2008. As a result, the Company has selected an alternative contract manufacturing company, and intends to transfer manufacturing operations for NitroMist™ to said company as soon as possible. As a result, the Company determined that approximately $183,000 of the remaining equipment, and $129,000 of the inventory in Puerto Rico would no longer be of any value for continued production at the alternative manufacturing location. In addition, the Company determined that approximately $30,000 would be required to dispose of these assets. The total amount of the equipment and inventory disposal, and the anticipated costs of disposal, was recognized as a loss on disposal of assets totaling $342,000 during the quarter ended June 30, 2008.

NOTE 8 – OTHER LOSS

The following table summarizes the components of Other Loss for the three and six months ended June 30, 2008 and June 30, 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Other than temporary impairment of investment in marketable equity security	$—	$—	$—	$(360,000)

Total Other Loss	$—	$—	$—	$(360,000)

In October 2004, as part of the license agreement with Hana Biosciences, the Company received $500,000 of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share at the date of the agreement). During the three months ended March 31, 2007, the Company determined that the decline in value of this investment was other than temporary, and recorded a $360,000 impairment charge to the statement of operations, establishing a new cost basis of $140,000 for the investment as of March 31, 2007. During the three months ended September 30, 2007, as a result of the Amended and Restated License Agreement with Hana Biosciences as described in Note 7, the Company recorded a $140,000 charge to expense to account for the return of Hana Biosciences’ shares.

NOTE 9 – SUBSEQUENT EVENTS

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

In order for the Company to maintain its AMEX listing, the Company was required to submit a plan by June 13, 2008, advising the AMEX of the actions it has taken, or will take, that will bring it into compliance with Section 1003(a)(iv) by November 14, 2008 and Section 1003(a)(iii) by November 16, 2009. The Company informed the AMEX that it intended to submit such a plan, and did so on June 12, 2008.

On July 30, 2008, AMEX notified the Company that the AMEX had completed its review of the Company’s proposed plan of compliance and supporting documentation and has determined that, although the Company is not in compliance with the continued listing standards of the AMEX, the Company has made a reasonable demonstration of its ability to regain compliance with the continued listing standards by the end of the plan periods, which completion dates are November 14, 2008 with respect to Section 1003(a)(iv) and November 16, 2009 with respect to Section 1003(a)(iii). Therefore, the AMEX is continuing the Company’s listing pursuant to an extension, subject to certain conditions.

The Company will be subject to periodic review by the AMEX during the plan periods and must continue to provide the AMEX with updates in conjunction with the initiatives of the plan as appropriate or upon request, and failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period could result in the Company being delisted from the AMEX.

There can be no assurance that the Company will be able to make progress consistent with the Company’s plan to regain compliance with AMEX’s continued listing standards in a timely manner, or at all. The Company may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

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

We have had a history of recurring losses, giving rise to an accumulated deficit as of June 30, 2008 of $70.4 million, as compared to $65.2 million as of December 31, 2007. We have had negative cash flow from operating activities of $2.7 million and $7.8 million for the six months ended June 30, 2008 and June 30, 2007, respectively. As of June 30, 2008, we had working capital of $3.3 million, as compared to $3.8 million as of December 31, 2007, representing a net decrease in working capital of approximately $500,000.

During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. Despite this reduction in expenditures for clinical activities, we require capital to sustain our existing organization until such time as clinical activities can be resumed. During the second quarter 2008, we received $1,475,000 in gross proceeds from the initial closing of a convertible note financing with certain funds affiliated with ProQuest Investments. In addition, during the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. Given the current level of spending, we estimate that we will have sufficient cash on hand to fund operations through at least the end of 2008, and, once the subsequent closing is complete, through the first quarter of 2009, subject to the approvals of the American Stock Exchange and stockholders. However, we may determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the end of 2008. We may choose to raise additional capital before December 31, 2008 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities.

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

Our audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that would be generated from the 2008 Financing subject to the approvals of the American Stock Exchange and stockholders, along with additional potential cash inflows that may be received during the remainder of 2008, will improve our ability to continue our operations as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On May 14, 2008, we received notice from the AMEX indicating that we were not in compliance with certain of the AMEX continued listing standards. Specifically, the AMEX has notified us that we are not in compliance with Section 1003(a)(iii) of the AMEX Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years, and Section 1003(a)(iv) of the AMEX Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature.

In order for us to maintain our AMEX listing, we were required to submit a plan by June 13, 2008, advising the AMEX of the actions we have taken, or will take, that will bring us into compliance with Section 1003(a)(iv) by November 14, 2008, and Section 1003(a)(iii) by November 16, 2009. We informed the AMEX that we intended to submit such a plan, and did so on June 12, 2008.

On July 30, 2008, AMEX notified us that the AMEX had completed its review of our proposed plan of compliance and supporting documentation and has determined that, although we are not in compliance with the continued listing standards of the AMEX, we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards by the end of the plan periods, which completion dates are November 14, 2008 with respect to Section 1003(a)(iv) and November 16, 2009 with respect to Section 1003(a)(iii). Therefore, the AMEX is continuing our listing pursuant to an extension, subject to certain conditions.

We will be subject to periodic review by the AMEX during the plan periods and must continue to provide the AMEX with updates in conjunction with the initiatives of the plan as appropriate or upon request, and failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period could result in delisting from the AMEX.

There can be no assurance that we will be able to make progress consistent with our plan to regain compliance with AMEX’s continued listing standards in a timely manner, or at all. We may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

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

Highlights for the six months ended June 30, 2008, and additionally through the date of filing of this Quarterly Report on Form 10-Q, include the following:

Product Pipeline

▪	Announced that our New Drug Application for ZolpiMist™ to treat insomnia was accepted for filing by the U.S. Food and Drug Administration.

▪	Announced that a clinical study comparing our tizanidine oral spray with tizanidine tablets met their primary pharmacokinetic and pharmacodynamic and safety objectives.

Other

▪

Announced that we had entered into definitive agreements for the private placement with ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P. for an aggregate of up to $4,000,000 in gross proceeds, in the form of secured convertible promissory notes with an interest rate of 10%, and warrants to purchase shares of our common stock.

▪	Announced that we had entered into a European partnership with BioAlliance Pharma SA for the development and commercialization of our ondansetron oral spray (or OS) for Europe.

▪	Announced that we had entered into amendment no. 1 to the securities purchase agreement in connection with the 2008 Financing to clarify certain terms of the securities purchase agreement.

▪

Announced that we had closed the initial portion of the 2008 Financing for an aggregate gross proceeds of $1,475,000, in the form of secured convertible promissory notes and warrants to purchase shares of our common stock.

▪

Announced that we received a notification from AMEX that we were not in compliance with certain of the AMEX continued listing standards. On June 12, 2008, we submitted a plan of compliance to the AMEX for review. On July 30, 2008, AMEX notified us that it had completed its review of our proposed plan of compliance and has determined that we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards by the end of the plan periods. The AMEX is continuing our listing pursuant to an extension, subject to certain conditions.

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

We expect to continue to spend significant amounts on the development of our product candidates and we expect our costs to increase as we continue to develop and ultimately commercialize our product candidates. The following table summarizes our product candidates:

	Active Ingredient or Class of Molecule	Indications	Stage of Development	Partner
Approved Product
NitroMist™	Nitroglycerin	Acute angina	FDA Approved	-
Product Candidates
ZolpiMist™	Zolpidem tartrate	Sleeplessness	NDA submitted – FDA acceptance January 23, 2008	-
Sumatriptan	Sumatriptan succinate	Migraines	Pilot Efficacy study complete	-
Ropinirole	Ropinirole	Idiopathic Parkinson’s Disease	Clinical development	-
Tizanidine	Tizanidine hydrochloride	Spasticity	Clinical development	-
Zensana™	Ondansetron	Anti-emetic	Clinical development	Hana Biosciences/Par Pharmaceutical, Inc.
Ondansetron oral spray (Europe)	Ondansetron	Anti-emetic	Clinical development	BioAlliance Pharmaceutical S.A.

NitroMist™ (nitroglycerin lingual aerosol). This product is indicated for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease, and was approved by the FDA in November 2006. Previously, this product was partnered with Par Pharmaceutical, Inc., or Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. We are currently investigating strategic partners for this product.

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

Sumatriptan oral spray may provide clinical benefits to migraine sufferers including, possibly, faster relief than Imitrex® tablets as well as greater tolerability than triptan nasal sprays. Further, if proven to be safe and effective, sumatriptan oral spray may be attractive to patients who have trouble taking oral medications due to nausea and vomiting caused by the migraine attack. Previously, we were targeting an NDA submission for our sumatriptan product candidate in the first half of calendar 2008; however, due primarily to funding constraints, at the present time, we are unable to make predictions for this program relative to sufficient funding, timing, future strategic partnerships, regulatory pathway or approval with the FDA. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, including sumatriptan, as we did not believe that we had sufficient cash to sustain such activities. As of the current date, we have not yet secured sufficient additional financing, and have therefore not resumed clinical development activity. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

Tizanidine oral spray. Tizanidine is indicated for the treatment of spasticity, a symptom of several neurological disorders, including multiple sclerosis, spinal cord injury, stroke and cerebral palsy, which leads to involuntary tensing, stiffening and contracting of muscles. Tizanidine treats spasticity by blocking nerve impulses through pre-synaptic inhibition of motor neurons. This method of action results in decreased spasticity without a corresponding reduction in muscle strength. Because patients experiencing spasticity may have difficulty swallowing the tablet formulation of the drug, our tizanidine oral spray may provide patients suffering from spasticity with a very convenient solution to this serious treatment problem. We were previously targeting an NDA submission for our tizanidine product candidate in calendar 2008. However, in June 2007, we announced our near-term clinical development strategy and our intention to focus the majority of our research and development resources on our two lead product candidates, zolpidem and sumatriptan oral spray. Furthermore, during the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, including tizanidine, as we did not believe that we had sufficient cash to sustain such activities. As of the current date, we have not yet secured sufficient additional financing, and have therefore not resumed clinical development activity. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

Ropinirole oral spray. Ropinirole is indicated for the treatment of the signs and symptoms of idiopathic Parkinson's disease. Ropinirole oral spray is ideal for the geriatric population who may be suffering from dysphagia (difficulty swallowing); 85% of sufferers of Parkinson's are 65 years of age or older and it is estimated that 45% of elderly people have some difficulty in swallowing. Our formulation of ropinirole oral spray may represent a more convenient way for the patient or healthcare provider to deliver ropinirole to patients suffering stiffness and/or tremors. We were previously targeting an NDA submission for our ropinirole product candidate in calendar 2008. However, in June 2007, we announced our near-term clinical development strategy and our intention to focus the majority of our research and development resources on our two lead product candidates, zolpidem and sumatriptan oral spray. Furthermore, during the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, including ropinirole, as we did not believe that we had sufficient cash to sustain such activities. As of the current date, we have not yet secured sufficient additional financing, and have therefore not resumed clinical development activity. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

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

Ondansetron oral spray (Europe) - On May 19, 2008, we entered into a European partnership for our ondansetron oral spray for the treatment of nausea with BioAlliance Pharma SA. The agreement with BioAlliance resulted in an immediate non-refundable license fee to us of $3 million, with up to an aggregate of $24 million in additional milestones in addition to royalties expected upon the approval and commercialization of the product by BioAlliance.

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

CASH AND CASH EQUIVALENTS – We maintain our cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and are maintained with high quality financial institutions, therefore reducing credit risk.

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

DEFERRED FINANCING COSTS – We capitalize the costs related to the issuance of our convertible notes, and amortize such deferred costs to interest expense on a straight-line basis over the life of the related notes. During the quarter ended June 30, 2008, we capitalized approximately $195,000 of deferred financing costs associated with the issuance of our convertible notes during the second quarter, and amortized approximately $34,000 to expense during the quarter.

WARRANTS ISSUED WITH CONVERTIBLE NOTES – We account for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible notes pursuant to the consensuses for EITF Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by allocating an appropriate portion of the proceeds received from the debt instruments to the debt and warrants based on their relative fair value, which was determined using the Black-Scholes model.

VALUATION OF LONG-LIVED ASSETS – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our long-lived assets as of June 30, 2008 were represented by property and equipment, as we have no intangible assets on our balance sheet. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decrease in the market value of the assets.

The impairment test is based upon a comparison of the estimated undiscounted cash flows to the carrying value of the long-lived assets. If we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management’s best estimate using appropriate assumptions and projections at that time. Net long-lived property and equipment as of June 30, 2008 was $1.7 million. We reviewed our long-lived property and equipment as of June 30, 2008, and have determined that their estimated fair value exceeds the carrying amount of such assets; therefore, we have not recognized an impairment loss for our long-lived property and equipment.

STOCK-BASED COMPENSATION – We have adopted the provisions of SFAS, No. 123, and have selected the Black-Scholes method of valuation for share-based compensation. SFAS 123R requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. Using the fair value method required by SFAS 123R, we recorded share-based compensation expense of $199,000, or $0.003 per share, and $416,000, or $0.01 per share, for the three and six months ended June 30, 2008, and $473,000, or $0.01 per share, and $931,000, or $0.02 per share, for the three and six months ended June 30, 2007, respectively. We will continue to incur share-based compensation charges in future periods As of June 30, 2008, unamortized stock-based compensation expense of $1.9 million remains to be recognized, which is comprised of $626,000 related to non-performance based stock options to be recognized over a weighted average period of 1.3 years, $525,000 related to restricted stock to be recognized over a weighted average period of 2.4 years, and $739,000 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when we determine that it is probable that the milestone will be reached.

We used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Expected volatility	__	64%	__	62%
Dividend yield	__	0%	__	0%
Expected term (years)	__	6.0	__	4.9
Risk-free interest rate	__	4.6%	__	4.8%

The above table represents the weighted-average assumptions for all stock options granted during the three and six months ended June 30, 2008 and June 30, 2007. During the three and six months ended June 30, 2008, we did not grant any stock options, including performance-based options. During the six months ended June 30, 2007, we granted 3.2 million options to employees and directors, including 667,000 performance-based stock options. We used the following weighed average assumptions in determining the fair value for such performance-based options granted in 2007: expected volatility of 57%; dividend yield of 0%; expected term of 2.7 years; and risk-free interest rate of 4.6%.

Expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. We are utilizing a 5% forfeiture rate, which we believe is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted was $0.79 and $0.94 during the three and six months ended June 30, 2007, respectively. The total intrinsic value of options exercised was $73,000 and $168,000 during the three and six months ended June 30, 2007. No options were exercised during the three months ended June 30, 2008.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

License fees and milestone fees earned for the six months ended June 30, 2008 were $154,000, as compared to $205,000 for the six months ended June 30, 2007. The decrease is due to a non-recurring milestone payment received in the three months ended June 30, 2007 from our license agreement with Velcera for veterinary products, which more than offset a one-time payment received during the first six months of 2008 in connection with a product candidate that had been in development several years ago, and was no longer in our active product candidate pipeline.

Research and development expenses for the six months ended June 30, 2008 were $2,446,000 as compared to $6,422,000 for the six months ended June 30, 2007. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the six months ended June 30, 2008 and June 30, 2007.

	Six Months Ended
	June 30, 2008	June 30, 2007
NitroMist™	$12,000	$190,000
Zolpidem	650,000	3,298,000
Sumatriptan	278,000	560,000
Zensana™	—	204,000
Tizanidine	37,000	105,000
Ropinirole	—	3,000
Other research and development costs	161,000	538,000
Internal costs	1,308,000	1,524,000
Total research and development expenses	$2,446,000	$6,422,000

In the preceding table, research and development expenses are set forth in the following categories:

•

NitroMist™, Zolpidem, Sumatriptan, Tizanidine and Ropinirole - third-party direct project expenses relating to the development of the respective product candidates. The majority of our research and development resources were devoted to our zolpidem and sumatriptan product candidates. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. As of the current date, we have not yet secured sufficient additional financing, and have therefore not resumed clinical development activity. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities;

•

Zensana™ - third-party direct project expenses relating to the development of Zensana™. As our partner for the Zensana™, Par, is overseeing all clinical development and regulatory approval activities, we do not expect to devote a significant amount of resources to this product candidate. In light of Hana Biosciences’ announcements in February 2007 and March 2007 regarding the status of Zensana™, as described above, we devoted resources to this project during the six months ended June 30, 2007, including approximately $204,000 in third-party costs;

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the six months ended June 30, 2008 decreased primarily as a result of the following items:

•

$2,648,000 decrease in product development costs for our Zolpidem product candidate, as development efforts were substantially completed during the fourth quarter 2007, including filing of an NDA. Development costs for zolpidem in the first quarter 2007 included costs for clinical trials, manufacturing preparedness and other NDA preparatory costs;

•	$204,000 decrease in product development costs related to Zensana™, as noted above;

•

$178,000 decrease in costs associated with our NitroMist™ product candidate primarily due to process validation and method transfer activities in the first quarter of 2007, which did not recur in the second quarter 2008;

•

$282,000 decrease in product development costs for our Sumatriptan product candidate, as we substantially reduced our development activities on our product candidate pipeline beginning in the fourth quarter 2007; and

•	$377,000 decrease in other research and development costs as we substantially reduced our development activities on our product candidate pipeline beginning in the fourth quarter 2007.

Consulting, selling, general and administrative expenses for the six months ended June 30, 2008 were $2,309,000 as compared to $4,588,000 for the six months ended June 30, 2007. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to reduced salaries, benefits and other employee-related expenses, and to lower stock compensation charges.

The loss on disposal of assets-held-for-sale was $342,000 for the six months ended June 30, 2008, as described in Note 7.

Primarily as a result of the factors described above, total expenses for the six months ended June 30, 2008 were $5,097,000, as compared to $11,010,000 for the six months ended June 30, 2007.

Other Loss, net for the six months ended June 30, 2007 was $360,000, as described in Note 8.

Interest expense for the six months ended June 30, 2008 was $294,000, of which $249,000 related to the convertible notes that were issued during the quarter ended June 30, 2008. This included $215,000 related to the amortization of the debt discount related to the beneficial conversion feature and fair value of the warrants, as well as $34,000 related to the amortization of the deferred financing costs.

Interest income for the six months ended June 30, 2008 was $63,000 as compared to $417,000 for the six months ended June 30, 2007 due to lower average cash and short-term investment balances.

The resulting net loss for the six months ended June 30, 2008 was $5,174,000, as compared to $10,748,000 for the six months ended June 30, 2007.

THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

License fees and milestone fees earned for the three months ended June 30, 2008 were $51,000, as compared to $165,000 for the three months ended June 30, 2007. The decrease is due to a non-recurring milestone payment received in the three months ended June 30, 2007 from our license agreement with Velcera for veterinary products. The non-refundable license payment received in May 2008 from BioAlliance is being recognized over the term of the agreement (19.5 years), and our license fees for the quarter ended June 30, 2008 include $19,000 associated with this agreement.

Research and development expenses for the three months ended June 30, 2008 were $1,323,000 as compared to $3,325,000 for the three months ended June 30, 2007. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the three months ended June 30, 2008 and June 30, 2007.

	Three Months Ended
	June 30, 2008	June 30, 2007
NitroMist™	$1,000	$20,000
Zolpidem	514,000	1,633,000
Sumatriptan	286,000	444,000
Tizanidine	7,000	57,000
Other research and development costs	63,000	356,000
Internal costs	452,000	815,000
Total research and development expenses	$1,323,000	$3,325,000

In the preceding table, research and development expenses are set forth in the following categories:

•

NitroMist™, Zolpidem, Sumatriptan, Tizanidine and Ropinirole - third-party direct project expenses relating to the development of the respective product candidates. The majority of our research and development resources were devoted to our zolpidem and sumatriptan product candidates. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. As of the current date, we have not yet secured sufficient additional financing, and have therefore not resumed clinical development activity. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities;

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the three months ended June 30, 2008 decreased primarily as a result of the following items:

•

$1,119,000 decrease in product development costs for our Zolpidem product candidate, as development efforts were substantially completed during the fourth quarter 2007, including filing of an NDA. Development costs for zolpidem in the first quarter 2007 included costs for clinical trials, manufacturing preparedness and other NDA preparatory costs;

•

$19,000 decrease in costs associated with our NitroMist™ product candidate primarily due to process validation and method transfer activities in the first quarter of 2007, which did not recur in the second quarter 2008;

•

$158,000 decrease in product development costs for our Sumatriptan product candidate, as we substantially reduced our development activities on our product candidate pipeline beginning in the fourth quarter 2007; and

•	$293,000 decrease in other research and development costs as we substantially reduced our development activities on our product candidate pipeline beginning in the fourth quarter 2007.

Consulting, selling, general and administrative expenses for the three months ended June 30, 2008 were $1,322,000 as compared to $2,351,000 for the three months ended June 30, 2007. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to reduced salaries, benefits and other employee-related expenses, and to lower stock compensation charges.

The loss on disposal of assets-held-for-sale was $342,000 for the six months ended June 30, 2008, as described in Note 7.

Primarily as a result of the factors described above, total expenses for the three months ended June 30, 2008 were $2,987,000, as compared to $5,676,000 for the three months ended June 30, 2007.

Interest expense for the three months ended June 30, 2008 was $294,000, of which $249,000 related to the convertible notes that were issued during the quarter ended June 30. 2008. This included $215,000 related to the amortization of the debt discount related to the beneficial conversion feature and fair value of the warrants, as well as $34,000 related to the amortization of the deferred financing costs.

Interest income for the three months ended June 30, 2008 was $28,000 as compared to $187,000 for the three months ended June 30, 2007 due to lower average cash and short-term investment balances.

The resulting net loss for the three months ended June 30, 2008 was $3,202,000, as compared to $5,324,000 for the three months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of June 30, 2008 of $70,417,000, as compared to $65,243,000 as of December 31, 2007. We have had negative cash flow from operating activities of $2,749,000 and $7,794,000 for the six months ended June 30, 2008 and June 30, 2007, respectively. As of June 30, 2008, we had working capital of $3,308,000 as compared to $3,811,000 as of December 31, 2007, representing a net decrease in working capital of approximately $503,000. As explained further below, such decrease is primarily due to the loss for the six months ended June 30, 2008 of $5,174,000.

Net cash used in operating activities was $2,749,000 for the six months ended June 30, 2008, as compared to $7,794,000 for the six months ended June 30, 2007. The $5,045,000 decrease in cash used is primarily due to the following:

•	A reduction in net operating loss from $10,748,000 for the six months ended June 30, 2007 to $5,174,000 for the six months ended June 30, 2008, representing an improvement of $5,574,000.

•

$2,921,000 increase in deferred revenue for the six months ended June 30, 2008, as compared with an increase of only $3,000 for the six months ended June 30, 2007. The significant increase in 2008 is due to the non-refundable license payment of $3,000,000 received from BioAlliance in May 2008.

•

$443,000 decrease in prepaid expenses and other current assets for the six months ended June 30, 2008, as compared with a $152,000 decrease for the six months ended June 30, 2007. The decrease in 2008 is due to the expiration of useful life on certain prepaid operating supplies at our contract manufacturer in Sweden, primarily due to the fact that we have significantly reduced our development activities since December 2007.

•

These amounts were partially offset by $2,396,000 decrease in accounts payable and accrued liabilities for the six months ended June 30, 2008, as compared with an increase of $1,761,000 in the six months ended June 30, 2007. The significant decrease in accounts payable and accrued liabilities in 2008 is due to the payment of expenses generated during the last half of 2007 for development activities. We have significantly decreased our development activities since the fourth quarter 2007.

Net cash provided by investing activities was $0 for the six months ended June 30, 2008, as compared to $4,804,000 used in investing activities for the six months ended June 30, 2007. The difference is primarily a result of higher net purchases of short-term investments in the six months ended June 30, 2007.

Cash provided by financing activities was approximately $1,185,000 for the six months ended June 30, 2008, as compared to $1,529,000 for the six months ended June 30, 2007. On May 6, 2008, we entered into a binding securities purchase agreement with funds affiliated with ProQuest Investments LLC to sell up to $4,000,000 of secured convertible promissory notes, of which approximately $1,475,000 was funded on May 30, 2008. This was partially offset by financing costs of $195,000 related to the secured convertible notes. During the quarter ended June 30, 2007, we received net proceeds from private placements of $1,395,000.

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

During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. Despite this reduction in expenditures for clinical activities, we require capital to sustain our existing organization until such time as clinical activities can be resumed. On May 30, 2008, we received $1,475,000 in gross proceeds from the initial closing of the convertible note financing with certain funds affiliated with ProQuest Investments. In addition, during the second quarter, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. Given the current level of spending, we estimate that we will have sufficient cash on hand to fund operations through at least the end of 2008, and, once the subsequent closing of the convertible note financing is complete, through the first quarter of 2009, subject to the approvals of the American Stock Exchange and stockholders. However, we may determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the end of 2008. We may choose to raise additional capital before December 31, 2008 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities.

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

Our audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that would be generated from the 2008 Financing subject to the approvals of the American Stock Exchange and stockholders, along with additional potential cash inflows that may be received during the remainder of 2008, will improve our ability to continue our operations as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On May 14, 2008, we received notice from the AMEX indicating that we are not in compliance with certain of the AMEX continued listing standards. Specifically, the AMEX has notified us that we are not in compliance with Section 1003(a)(iii) of the AMEX Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in our five most recent fiscal years, and Section 1003(a)(iv) of the AMEX Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature.

In order for us to maintain our AMEX listing, we were required to submit a plan by June 13, 2008, advising the AMEX of the actions we have taken, or will take, that will bring us into compliance with Section 1003(a)(iv) by November 14, 2008, and Section 1003(a)(iii) by November 16, 2009. We informed the AMEX that we intended to submit such a plan, and did so on June 12, 2008.

On July 30, 2008, AMEX notified us that the AMEX had completed its review of our proposed plan of compliance and supporting documentation and has determined that, although we are not in compliance with the continued listing standards of the AMEX, we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards by the end of the plan periods, which completion dates are November 14, 2008 with respect to Section 1003(a)(iv) and November 16, 2009 with respect to Section 1003(a)(iii). Therefore, the AMEX is continuing our listing pursuant to an extension, subject to certain conditions.

We will be subject to periodic review by the AMEX during the plan periods and must continue to provide the AMEX with updates in conjunction with the initiatives of the plan as appropriate or upon request, and failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period could result in delisting from the AMEX.

There can be no assurance that we will be able to make progress consistent with our plan to regain compliance with AMEX’s continued listing standards in a timely manner, or at all. We may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate to our operating leases, employment agreements, consulting agreements, and license agreements with our strategic partners. Since December 31, 2007, there have been no material changes with respect to our contractual obligations as disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and as supplemented by our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective in that they were designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our unaudited financial statements for the six months ended June 30, 2008, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

WE WILL REQUIRE SIGNIFICANT CAPITAL FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION IN THE NEAR TERM.

The research, development, testing and approval of our product candidates involve significant expenditures, and, accordingly, we require significant capital to fund such expenditures. Due to our small revenue base, low level of working capital and, until recently, our relative inability to increase the number of development agreements with pharmaceutical companies, we have been unable to pursue aggressively our product development strategy. Until and unless our operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved product candidates by partners. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, or on terms favorable to us. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. Despite this reduction in expenditures for clinical activities, we require capital to sustain our existing organization until such time as clinical activities can be resumed. During the second quarter 2008, we received $1,475,000 in gross proceeds from the initial closing of the convertible note financing with certain funds affiliated with ProQuest Investments. In addition, during the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. Given the current level of spending, we estimate that we will have sufficient cash on hand to fund operations through at least the end of 2008, and, once the subsequent closing of the convertible note financing is complete, through the first quarter of 2009, subject to the approvals of the American Stock Exchange and stockholders. However, we may determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the end of 2008. We may choose to raise additional capital before December 31, 2008 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to us on favorable terms, or at all There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

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

We may continue to maintain current levels of spending during the fiscal year 2008, given the uncertainties inherent in our business and our current liquidity position.  We believe that at the current level of spending, we estimate that we will have sufficient cash on hand to fund operations through the end of 2008, and, once the subsequent closing of the convertible note financing is complete, through the first quarter of 2009, subject to the approvals of the American Stock Exchange and stockholders. However, we may determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the end of 2008.

WE ARE A PRE-COMMERCIALIZATION COMPANY, HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM THE SALE OF PRODUCTS TO DATE.

We are a pre-commercialization specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products and do not expect to receive such revenue in the near future. We have no material licensing or royalty revenue or products ready for sale or licensing in the marketplace. This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain U.S. Food and Drug Administration, or FDA, approval and achieve market acceptance of our proposed products and respond to competition. The filing of a New Drug Application, or NDA, with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for ZolpiMist™, our zolpidem oral spray, was accepted by the FDA. Based on this acceptance, we would anticipate a final response from the FDA during the second half of 2008. We are currently investigating strategic partners for both NitroMist™ and ZolpiMist™. We cannot be certain as to when to anticipate commercializing and marketing any of our product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. In addition, during the second quarter, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. However, we have not yet resumed clinical development activity, as we have not yet determined if it is advisable to resume spending significant resources on our development activities. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

We had an accumulated deficit as of June 30, 2008 of approximately $70.4 million. We incurred losses in each of our last ten fiscal years, including net losses of approximately $5.2 million for the six months ended June 30, 2008, $17.0 million for the year ended December 31, 2007, $3.8 million for the five months ended December 31, 2006, $10.1 million for the fiscal year ended July 31, 2006 and $9.5 million for the fiscal year ended July 31, 2005. Additionally, we have reported negative cash flows from operations of approximately $2.7 million for the six months ended June 30, 2008, $15.2 million for the year ended December 31, 2007, $1.8 million for the five months ended December 31, 2006, $8.9 million for the fiscal year ended July 31, 2006 and $6.3 million for the fiscal year ended July 31, 2005. We anticipate that we will incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

Lindsay A. Rosenwald, M.D., a significant stockholder, directly and indirectly, of us, is the Chairman and sole shareholder of Paramount. In the regular course of its business and the business of its affiliates, and outside of its arrangement with us, Paramount and/or its affiliates identify, evaluate and pursue investment opportunities in biomedical and pharmaceutical products, technologies and companies. As of June 30, 2008, Dr. Rosenwald beneficially owns approximately 14% of our outstanding common stock (assuming exercise of certain warrants beneficially owned by Dr. Rosenwald). As such, Dr. Rosenwald and Paramount may be deemed to be our affiliates. Dr. Rosenwald has the ability to designate an individual to serve on our Board of Directors, or the Board, and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the American Stock Exchange, or AMEX, Mr. Lobell has been deemed to be an independent director by our Board as of September 15, 2006. Dr. Rosenwald and Paramount may also be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera and Hana Biosciences. In addition, Paramount has assisted us in the placement of shares in connection with various private placements. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable in an arms length transaction from a person who is not an affiliate. Nevertheless, neither Dr. Rosenwald nor Paramount, nor their affiliates, are obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and we do not expect and our stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by Dr. Rosenwald or Paramount, or their affiliates, in the future will be made available to us. In addition, certain of our current officers and directors or any officers or directors hereafter appointed by us may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. Such other companies may have interests in conflict with our interests.

OUR BUSINESS AND REVENUE IS DEPENDENT ON THE SUCCESSFUL DEVELOPMENT OF OUR PRODUCTS.

Revenue received from our product development efforts consists of payments by pharmaceutical companies for research and bioavailability studies, pilot clinical trials and similar milestone-related payments. Our future growth and profitability will be dependent upon our ability to successfully raise additional funds to complete the development of, obtain regulatory approvals for and license out or market our product candidates. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by frequent new product introductions. We anticipate that we will incur substantial operating expenses in connection with the development, testing and approval of our product candidates and expect these expenses to result in continuing and significant operating losses until such time, if ever, that we are able to achieve adequate levels of sales or license revenues. We may not be able to raise additional financing, increase revenues significantly, or achieve profitable operations. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. In addition, during the second quarter, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. However, we have not yet resumed clinical development activity, as we have not yet determined if it is advisable to resume spending significant resources on our development activities. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities. See “Risk Factors - We Will Require Significant Capital For Product Development And Commercialization” and “Our Strategy Includes Entering Into Collaboration Agreements With Third Parties For Certain of our Product Candidates And We May Require Additional Collaboration Agreements. If We Fail To Enter Into These Agreements Or If We Or The Third Parties Do Not Perform Under Such Agreements, It Could Impair Our Ability To Commercialize Our Proposed Products.”

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of, and obtaining regulatory approvals for, our product candidates. We anticipate that marketing activities for our product candidates, whether by us or one or more of our licensees, if any, will not begin until the second half of the calendar year 2008 at the earliest. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for ZolpiMist™, our zolpidem oral spray, was accepted by the FDA. Based on this acceptance, we would anticipate a final response from the FDA during the second half of 2008. We are currently investigating strategic partners for both NitroMist™ and ZolpiMist™. Accordingly, it is not anticipated that we will generate any revenues from royalties or sales of our product candidates until regulatory approvals are obtained, if ever, and marketing activities begin. Any one or more of our product candidates may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables. The failure or the delay of any one or more of our proposed product candidates to achieve commercial viability would have a material adverse effect on us. During the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. In addition, during the second quarter, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. However, we have not yet resumed clinical development activity, as we have not yet determined if it is advisable to resume spending significant resources on our development activities. There can be no assurances that we will be able to secure a sufficient amount of additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

WE HAVE NOT COMPLETED PRODUCT DEVELOPMENT.

We have not completed the development of our product candidates and we will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such product candidates must be obtained before the product candidates will become available for commercial sale. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for ZolpiMist™, our zolpidem oral spray, was accepted by the FDA. Based on this acceptance, we would anticipate a final response from the FDA during the second half of 2008. We are currently investigating strategic partners for both NitroMist™ and ZolpiMist™. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. We may not be able to successfully develop any one or more of our product candidates or develop such product candidates on a timely basis. Further, such product candidates may not be commercially accepted if developed. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of any product candidates, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our business and operations. Furthermore, during the fourth quarter 2007, we significantly reduced clinical development activities on our product candidate pipeline, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding

Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. In addition, during the second quarter, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. However, we have not yet resumed clinical development activity, as we have not yet determined if it is advisable to resume spending significant resources on our development activities. There can be no assurances that we will be able to secure a sufficient amount of additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

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

WE ARE DEPENDENT ON OUR SUPPLIERS.

We believe that the active ingredients used in the manufacture of our product candidates are presently available from numerous suppliers located in the U.S., Europe, India and Japan. We believe that certain raw materials, including inactive ingredients, are available from a limited number of suppliers and that certain packaging materials intended for use in connection with our spray products currently are available only from sole source suppliers. Although we do not believe we will encounter difficulties in obtaining the inactive ingredients or packaging materials necessary for the manufacture of our product candidates, we may not be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such materials. We have a written supply agreement with Dynamit Nobel for certain raw materials for our nitroglycerin lingual spray and a written supply agreement in place with INyX USA, Ltd., whereby Inyx shall manufacture our nitroglycerin lingual spray in its Manatee, Puerto Rico facility. On July 3, 2007, INyX, our manufacturer for our NitroMist™ product candidate, announced it filed for protection under the Chapter 11 bankruptcy laws. In June 2008, the trustess for INyX informed us that the facility in Manati, Puerto Rico would cease operations at the end of July 2008. As a result, we selected an alternative manufacturer for NitroMist™, and intend to transfer manufacturing operations to this alternative manufacturer as soon as possible. We are taking all necessary steps to ensure that any of our limited assets at the Manati, Puerto Rico facility are protected.

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

On July 31, 2007, we entered into a Product Development and Commercialization Sublicense Agreement with Hana Biosciences and Par, or the Sublicense Agreement, pursuant to which Hana Biosciences granted a non-transferable, non-sublicenseable, royalty-bearing, exclusive sublicense to Par to develop and commercialize Zensana™, our oral spray version of ondansetron. In connection therewith, we and Hana Biosciences amended and restated their existing License and Development Agreement, as amended, relating to the development and commercialization of Zensana™, or the Amended and Restated License Agreement, to coordinate certain of the terms of the Sublicense Agreement. Under the terms of the Sublicense Agreement, Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana™ in the United States and Canada, with us able to collaborate on development in certain instances. We retain our rights to Zensana™ outside of the United States and Canada. In addition, under the terms of the Amended and Restated License Agreement, Hana Biosciences relinquished its right to reduced royalty rates to us until such time as Hana Biosciences had recovered one-half of its costs and expenses incurred in developing Zensana™ from sales of Zensana™ or payments or other fees from a sublicense and we agreed to surrender for cancellation all 73,121 shares of the Hana Biosciences common stock acquired by us in connection with execution of the original License Agreement.

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

On May 19, 2008, we entered into a European partnership for our ondansetron oral spray for the treatment of nausea with BioAlliance Pharma SA. This product is currently in clinical development in North America under sub-license to Par, who have announced their intent to file a new drug application before the end of 2008. The agreement with BioAlliance resulted in an immediate non-refundable license fee to us of $3 million, with up to an aggregate of $24 million in additional milestones in addition to royalties expected upon the approval and commercialization of the product by BioAlliance.

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

Our partner, Hana Biosciences, submitted an NDA under Section 505(b)(2) for Zensana™ in June 2006. The safety and efficacy of the drug will be based on a demonstration of the bioequivalence of Zensana™ to oral ondansetron, marketed under the trade name Zofran®. This Zofran® formulation is protected by one unexpired patent, which is scheduled to expire in September 2011, and is subject to a period of pediatric exclusivity expiring in March 2012. Additionally, this Zofran® formulation was covered by another patent which, after pediatric exclusivity, expired in December 2006. Hana Biosciences’ Section 505(b)(2) NDA contained a paragraph III certification acknowledging that the now expired patent would expire in December 2006, and a paragraph IV certification to the patent which is due to expire in March 2012. Based on the paragraph IV certification, it is possible that the NDA holder or the patent owner will sue us and/or Hana Biosciences for patent infringement, and that the FDA will be prevented from approving our application until the earliest of 30 months, settlement of the lawsuit, or a decision in an infringement case that is favorable to us. Hana Biosciences has announced that it has not received any objections related to these patent certifications.  On March 23, 2007, Hana Biosciences announced its plan to withdraw, without prejudice, its pending NDA for Zensana™ with the FDA.

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

Our common stock is currently listed for trading on the American Stock Exchange, or AMEX, and the continued listing of our common stock on the AMEX is subject to our compliance with a number of listing standards. These listing standards include the requirement for maintaining stockholders’ equity of at least $6,000,000. As of June 30, 2008 and December 31, 2007, our net worth position was $626,000 and $4,174,000, respectively, which are each below the minimum net worth continued listing requirement. On May 14, 2008, we received a notice from AMEX providing notification that we are not in compliance with Section 1003(a)(iii) of the AMEX Company Guide with stockholder’s equity of less than $6,000,000 and losses from continuing operations and net losses in the five most recent fiscal years and Section 1003(a)(iv) of the AMEX Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. We submitted a plan to the AMEX on June 12, 2008 advising of the actions we have taken, and will take, that would bring us into compliance with Section 1003(a)(iii) by November 16, 2009 and Section 1003(a)(iv) by November 14, 2008. On July 30, 2008, AMEX notified us that the AMEX had completed its review of our proposed plan of compliance and supporting documentation and has determined that, although we are not in compliance with the continued listing standards of the AMEX, we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards by the end of the plan periods, which completion dates are November 14, 2008 with respect to Section 1003(a)(iv) and November 16, 2009 with respect to Section 1003(a)(iii). Therefore, the AMEX is continuing our listing pursuant to an extension, subject to certain conditions.

There can be no assurance that we will be able to make progress consistent with our plan to regain compliance with AMEX’s continued listing standards in a timely manner, or at all. We may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. In addition, during the second quarter, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. We may also enter into additional agreements during the remainder of 2008. The combined amounts of such agreements could be sufficient to cure the deficiency in net worth position as of December 31, 2007 and June 30, 2008. We are currently reviewing several alternative sources of capital, which if successfully implemented may allow us to satisfy the AMEX listing standards. There can be no assurances that we will be able to obtain any additional capital, or on terms favorable to us, or that we will be able to maintain our continued listing on the AMEX.

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

WE ARE INFLUENCED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of June 30, 2008, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 20% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, Dr. Rosenwald has the ability to exert significant influence over the election of the Board and other matters submitted to our stockholders for approval. Dr. Rosenwald has the ability to designate an individual to serve on our Board and has exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell is a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the AMEX, Mr. Lobell has been deemed to be an independent director by our Board on September 15, 2006.

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

•	changes in the U.S. or foreign regulatory policy during the period of product development;
•	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
•	conditions and trends in the pharmaceutical and other industries;
•	new accounting standards; and
•	the occurrence of any of the risks set forth in these Risk Factors and other reports, including this prospectus and other filings filed with the Securities and Exchange Commission from time to time.

Our common stock has been listed for quotation on the AMEX since May 11, 2004 under the symbol “NVD”. Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the twelve-month period ended June 30, 2008, the closing price of our common stock has ranged from $0.21 to $1.11. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the twelve-month period ended June 30, 2008, the average daily trading volume in our common stock was approximately 139,521 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of June 30, 2008, there were 60,692,260 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants, or the conversion of our convertible notes. As of June 30, 2008, we had outstanding stock options and warrants to purchase approximately 37.2 million shares of common stock, the exercise prices of which range between $0.295 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

In addition, and not included in the above, on May 6, 2008, we entered into a binding Securities Purchase Agreement with ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P., referred to herein as the Purchasers, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, between the Company and the Purchasers, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. In connection with this agreement, $1,475,000 of secured convertible notes and accompanying warrants were funded on May 30, 2008. The convertible notes are convertible into 5,000,000 shares of our common stock. We issued 3,000,000 warrants, which are subject to a cap of 19.99% that will prevent the exercise of such warrants if such exercise would cause the investor beneficially own more than 19.99% of the total shares outstanding at the time of such exercise. The warrants have an exercise price of $0.369 per share, and are included in the total outstanding stock options and warrants to purchase approximately 37.2 million shares of common stock noted above.

The following table provides an overview of our stock options and corresponding plans, as of June 30, 2008:

Plan	Shares Authorized	Options Outstanding at June 30, 2008	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	40,000	—	Plan Closed
1997 Stock Option Plan	500,000	50,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	1,504,300	1,600,700	—
2006 Equity Incentive Plan	6,000,000	4,113,500	686,500	—
Non-Plan	n/a	2,453,200	n/a	—
Total		8,161,000	2,287,200

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

In May 2008, we sold securities in the first closing of a private placement transaction resulting in the issuance of notes convertible into 5,000,000 shares of our common stock, and warrants to purchase 3,000,000 shares of our common stock. The sale of the notes and warrants resulted in gross proceeds to us of $1,475,000, before deducting certain fees and expenses.

In December 2006, we sold securities in a private placement transaction resulting in the issuance of 9,823,983 shares of our common stock, and warrants to purchase 4,383,952 shares of our common stock. The sale of the shares of common stock and warrants resulted in gross proceeds to us of approximately $14.2 million, prior to offering expenses.

On July 20, 2006, we filed a shelf registration statement on Form S-3 registering for sale by us of up to 14,000,000 shares of our common stock. Such shelf registration statement was declared effective by the SEC on August 2, 2006. We may offer and sell such shares from time to time, in one or more offerings in amounts and at prices, and on terms determined at the time of the offering. Such offerings of our common stock may be made through agents we select or through underwriters and dealers we select. If we use agents, underwriters or dealers, we will name them and describe their compensation at the time of the offering. As of the filing date of this prospectus, such shelf registration statement is no longer effective.

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

As of June 30, 2008, we have 60,692,260 shares of common stock issued and outstanding and approximately 37.2 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In addition, and not included in the above, on May 6, 2008, we entered into a binding Securities Purchase Agreement with ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P., referred to herein as the Purchasers, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, between the Company and the Purchasers, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. In connection with this agreement, $1,475,000 of secured convertible notes and accompanying warrants were funded on May 30, 2008. The convertible notes are convertible into 5,000,000 shares of our common stock. We issued 3,000,000 warrants, which are subject to a cap of 19.99% that will prevent the exercise of such warrants if such exercise would cause the investor beneficially own more than 19.99% of the total shares outstanding at the time of such exercise. The warrants have an exercise price of $0.369 per share, and are included in the total outstanding stock options and warrants to purchase approximately 37.2 million shares of common stock noted above. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions

THE SECURITIES ISSUED IN OUR DECEMBER 2006 PRIVATE PLACEMENT AND OUR MAY 2008 PRIVATE PLACEMENT ARE RESTRICTED SECURITIES.

At the time of the offer and sale of the common stock and the shares of common stock underlying the convertible notes and the warrants, as applicable, in our December 2006 private placement and May 2008 private placement,, the common stock was not registered under the Securities Act or the securities laws of any state. Accordingly, these securities may not be sold or otherwise transferred unless such sale or transfer is subsequently registered under the Securities Act and applicable state securities laws or unless exemptions from such registration are available. The registration statement covering these securities was declared effective by the SEC on January 26, 2007 and July 16, 2008, respectively. Notwithstanding our registration obligations regarding these securities, investors may be required to hold these securities for an indefinite period of time. All investors who purchase these securities are required to make representations that it will not sell, transfer, pledge or otherwise dispose of any of the securities in the absence of an effective registration statement covering such transaction under the Securities Act and applicable state securities laws, or the receipt by us of an opinion of counsel to the effect that registration is not required.

WE HAVE BROAD DISCRETION AS TO THE USE OF THE PROCEEDS FROM THE MAY 2008 PRIVATE PLACEMENT AND MAY USE THE PROCEEDS IN A MANNER WITH WHICH YOU DISAGREE.

Our Board and management will have broad discretion over the use of the net proceeds of the May 2008 private placement. Stockholders may disagree with the judgment of the Board and management regarding the application of the proceeds of the May 2008 private placement. We cannot predict that investments of the proceeds will yield a favorable, or any, return.

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

WE MAY BE OBLIGATED, UNDER CERTAIN CIRCUMSTANCES, TO PAY LIQUIDATED DAMAGES TO HOLDERS OF OUR COMMON STOCK.

We have entered into agreements with the holders of our common stock that requires us to continuously maintain as effective, a registration statement covering the underlying shares of common stock. Such registration statements were declared effective on July 16, 2008, January 26, 2007, May 30, 2006 and July 28, 2005 and must continuously remain effective for a specified term. If we fail to continuously maintain such a registration statement as effective throughout the specified term, we may be subject to liability to pay liquidated damages.

ITEM 5. OTHER EVENTS

On May 14, 2008, we received notice from the AMEX indicating that we are not in compliance with certain of the AMEX continued listing standards. Specifically, the AMEX has notified us that we are not in compliance with Section 1003(a)(iii) of the AMEX Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in our five most recent fiscal years, and Section 1003(a)(iv) of the AMEX Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. This notice was based on a review by the AMEX of our Form 10-K, as amended, for the period ended December 31, 2007.

In order for us to maintain our AMEX listing, we were required to submit a plan by June 13, 2008, advising the AMEX of the actions we have taken, or will take, that will bring us into compliance with Section 1003(a)(iv) by November 14, 2008, and Section 1003(a)(iii) by November 16, 2009. The plan may include specific milestones, quarterly financial projections, and details related to any strategic initiatives we plan to complete. The AMEX Listing Qualifications Department management will evaluate the plan, and make a determination as to whether we have made a reasonable demonstration of an ability to regain compliance with the continued listing standards within the specified timeframe.

We informed the AMEX that we intended to submit such a plan, and the plan was submitted on June 12, 2008.

On July 30, 2008, AMEX notified us that the AMEX had completed its review of our proposed plan of compliance and supporting documentation and has determined that, although we are not in compliance with the continued listing standards of the AMEX, we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards by the end of the plan periods, which completion dates are November 14, 2008 with respect to Section 1003(a)(iv) and November 16, 2009 with respect to Section 1003(a)(iii). Therefore, the AMEX is continuing our listing pursuant to an extension, subject to certain conditions.

We will be subject to periodic review by the AMEX during the plan periods and must continue to provide the AMEX with updates in conjunction with the initiatives of the plan as appropriate or upon request, and failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period could result in delisting from the AMEX.

There can be no assurance that we will be able to make progress consistent with our plan to regain compliance with AMEX’s continued listing standards in a timely manner, or at all. We may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the AMEX Company Guide.

AMEX has also informed us that our stock symbol will become subject to the indicator “.BC” to denote noncompliance with the above listing standards. The indicator will not change our trading symbol, but will be disseminated as an extension of the symbol whenever the trading symbol is transmitted with a quotation or trade. The indicator will remain in effect until such time as we have regained compliance with all applicable continued listing standards.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

4.1	Form of Convertible Note.	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2008

4.2	Form of Warrant.	Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2008

10.1	Securities Purchase Agreement, dated May 6, 2008, by and among the Company, ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P. and ProQuest Investments III, L.P.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2008

10.2

Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, by and among the Company, ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P. and ProQuest Investments III, L.P.

Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2008

10.3

Security and Pledge Agreement, dated May 6, 2008, by and among the Company, ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P. and ProQuest Investments III, L.P. as secured parties and ProQuest Investments III, L.P. as collateral agent.

Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2008

10.4+	License Agreement, dated May 19, 2008, by and among the Company and BioAlliance Pharma SA.	Filed herewith.

10.5+	Supply Agreement, dated July 7, 2008, by and among the Company and BioAlliance Pharma SA.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer under 18 USC 1350, Section 1330 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished.

+Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: August 7, 2008	By:	/s/ STEVEN B. RATOFF
Steven B. Ratoff
Interim President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2008	By:	/s/ MICHAEL E. SPICER
Michael E. Spicer
Chief Financial Officer
(principal financial and accounting officer)