Form 10-K/A
period 2008-12-31
NOVADEL PHARMA INC
filed 2009-04-29
CIK 1043873

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

(908) 782-3431

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NYSE Amex LLC

Securities registered pursuant to Section 12(g) of

the Exchange Act:

None

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity of the issuer held by non-affiliates of the registrant was approximately $12 million based upon the closing sale price of $0.23 for the Registrant’s Common Stock, $0.001 par value, as reported by the NYSE Amex LLC, formerly known as the American Stock Exchange, on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 24, 2009, the issuer had 60,911,374 shares of Common Stock, $0.001 par value, outstanding.

NOVADEL PHARMA INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE

NovaDel Pharma Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2009 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This report does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

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

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type the Company is developing (independently and through collaborative arrangements); the inherent risks and uncertainties in completing the pilot pharmacokinetic feasibility studies being conducted by the Company; possible changes in the Company’s financial condition; the progress of the Company’s research and development; inadequate supply of drug substances and drug products, inability to obtain timely, sufficient patient enrollment in the Company’s clinical trials; the impact of development of competing therapies and/or technologies by other companies; the Company’s ability to obtain additional required financing to fund its research programs; the Company’s ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with the Company; the progress of the U.S. Food and Drug Administration, or FDA, approvals in connection with the conduct of the Company’s clinical trials and the marketing of the Company’s products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; acceptance for filing by the FDA does not mean that the New Drug Application, or NDA, has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted; the risks related to the Company’s internal controls and procedures; and the risks identified under the section entitled “Risk Factors” included as Item 1A in Part I of the Annual Report on Form 10-K filed on March 30, 2009 and other reports, including this report and other filings filed with the Securities and Exchange Commission from time to time.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, named executive officers and beneficial owners of more than 10% of our Common Stock are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted and to furnish us with copies of the reports. Based solely on a review of the copies of such forms furnished to us, we believe that from January 1, 2008 to December 31, 2008, that all of our named executive officers, Directors and greater than 10% holders of our Common Stock were in compliance with all applicable Section 16(a) filing requirements.

Information Regarding the Board of Directors

The Board of Directors, or the Board, is comprised of the following members:

NAME	AGE	POSITION WITH NOVADEL
Mark J. Baric	50	Director
Thomas E. Bonney, CPA	44	Director
William F. Hamilton, Ph.D.	70	Lead Independent Director
J. Jay Lobell	46	Director
Charles Nemeroff, M.D., Ph.D.	59	Director
Steven B. Ratoff	66	Director and Chairman of the Board, Interim President and Chief Executive Officer

The ages, principal occupations and directorships held, and certain other information with respect to the nominees, are shown below as of April 24, 2009.

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

William F. Hamilton, Ph.D., Director, 70. Dr. Hamilton was elected to the Board in March 2003. In January 2006, Dr. Hamilton was appointed Lead Independent Director. Dr. Hamilton has served on the University of Pennsylvania faculty since 1967, and is the Landau Professor of Management and Technology, and Director of the Jerome Fisher Program in Management and Technology at The Wharton School and the School of Engineering and Applied Science. He serves as a director of Neose Technologies, Inc., a publicly-traded company developing proprietary drugs; Arno Therapeutics, Inc., a publicly-traded biopharmaceutical company focused on the development of innovative products for the treatment of cancer patients; Yaupon Therapeutics, Inc., a privately-held specialty pharmaceutical company that develops small molecule pharmaceuticals licensed from under-served academic laboratories; Avid Radiopharmaceuticals, Inc., a privately-held clinical-stage product-focused molecular imaging company and Neuro Diagnostic Devices, a privately-held development-stage medical device company. Dr. Hamilton received his B.S. and M.S. in chemical engineering and his M.B.A. from the University of Pennsylvania, and his Ph.D. in applied economics from the London School of Economics. Dr. Hamilton is a member of our Audit Committee and a member and chair of our Corporate Governance and Nominating Committee.

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

Charles Nemeroff, M.D., Ph.D., Director, 59. Dr. Nemeroff was elected to the Board in September 2003. Dr. Nemeroff has been the Reunette W. Harris Professor of the Department of Psychiatry and Behavioral Sciences at Emory University School of Medicine in Atlanta, Georgia, since 1991. Dr. Nemeroff has served on the Scientific Advisory Board of numerous publicly-traded pharmaceutical companies, including Astra-Zeneca Pharmaceuticals, Forest Laboratories, Janssen and Quintiles. In 2002, he was elected to the Institute of Medicine of the National Academy of Sciences. Dr. Nemeroff received his B.S. from the City College of New York, his M.S. from Northeastern University, his Ph.D. and post doctorate training from the University of North Carolina and his M.D. from the University of North Carolina. Dr. Nemeroff is chair of our Scientific Advisory Board. He is also a member of our Compensation Committee and is a member of our Corporate Governance and Nominating Committee.

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

Audit Committee

The Audit Committee currently consists of Mr. Bonney (Chair), Dr. Hamilton and Mr. Baric. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. In the opinion of the Board, and as the term “independent” is defined in Section 121(A) of the listing standards of NYSE Amex LLC, Mr. Bonney, Mr. Baric and Dr. Hamilton are independent of management and free of any relationship that would interfere with the exercise of independent judgment as members of the Audit Committee. Members of the Audit Committee also all meet the independence requirements set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. Our Board has determined that Mr. Bonney qualifies as an “audit committee financial expert” and “independent director” as those terms are defined by the regulations of the Securities and Exchange Commission and the listing standards of NYSE Amex LLC.

The Charter of the Audit Committee can be found on the Company’s website at www.novadel.com .

Code of Ethics

Our Board adopted a Business Conduct Policy that is applicable to all of our employees, officers and Directors. The Business Conduct Policy is intended to be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Business Conduct Policy satisfies the definition of “code of ethics” under the rules and regulations of the Securities and Exchange Commission and listing standards of NYSE Amex LLC. The Board adopted the Business Conduct Policy in 2003 and a subsequent revised Business Conduct Policy was adopted by the Board in 2004. A copy of the Business Conduct Policy can be obtained and will be provided to any person without charge upon written request to our Corporate Secretary at our executive offices, 25 Minneakoning Road, Flemington, New Jersey 08822.

The Business Conduct Policy can also be obtained on our website, www.novadel.com. We intend to disclose on our website any amendments to, or waivers from, our Business Conduct Policy that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and NYSE Amex LLC. Our website and the information contained therein or connected thereto are not incorporated into this Form 10-K/A.

Information Regarding Executive Officers

The names and ages of our current named executive officers are set out below. The named executive officers are elected annually by the Board and serve at the pleasure of the Board. The Board has determined that the following individuals are our executive officers for the 2009 fiscal year: Mr. Ratoff, Dr. Bergstrom, Mr. Spicer and Dr. Zodda.

NAME	AGE	POSITION WITH NOVADEL
Steven B. Ratoff	66	Interim President, Chief Executive Officer and Director
David H. Bergstrom, Ph.D.	54	Senior Vice President and Chief Operating Officer
Michael E. Spicer, CPA(1)	55	Chief Financial Officer and Corporate Secretary
Deni M. Zodda, Ph.D.(1)	55	Senior Vice President and Chief Business Officer

(1) On March 19, 2009, Michael E. Spicer notified our Board of his intention to resign as Chief Financial Officer and Corporate Secretary, effective April 1, 2009. There is no disagreement between us and Mr. Spicer concerning our policies, procedures and operations. Effective April 1, 2009, Deni Zodda began serving as our Interim Chief Financial Officer and Corporate Secretary and Joseph W. Warusz, a consultant, began serving as our principal accounting officer.

Steven B. Ratoff, Chairman of the Board, Interim President and Chief Executive Officer, 66. For information regarding Mr. Ratoff’s prior experience please see “Information Regarding the Board of Directors” above.

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

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

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

Pursuant to its charter, the Compensation Committee may engage the services of outside advisers, experts, and others to assist them. During 2006, the Compensation Committee hired Compensation Resources, Inc., or CRI, to aid in setting Director compensation. During 2007 and 2008, CRI acted as an advisor to the Compensation Committee on certain compensation-related matters. There were no changes to Director compensation in 2007 or 2008 .

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

Director Compensation Peer Group

Advanced Life Sciences Holdings, Inc.

Advanced Viral Research Corp.

Anadys Pharmaceuticals, Inc.

Antigenics Inc.

Avalon Pharmaceuticals, Inc.

Biopure Corporation

BioSante Pharmaceuticals, Inc.

Curis, Inc.

Delcath Systems, Inc.

Elite Pharmaceuticals, Inc.

EpiCept Corporation

Generex Biotechnology Corporation

Idera Pharmaceuticals, Inc.

Inhibitex, Inc.

Lev Pharmaceuticals Inc.

Lipid Sciences, Inc.

Manhattan Pharmaceuticals, Inc.

Point Therapeutics, Inc.

RegeneRx Biopharmaceuticals, Inc.

Repros Therapeutics Inc.

SIGA Technologies, Inc.

Valentis, Inc.

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2008.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mark J. Baric	$41,000	—	$6,899	—	—	—	$47,899
Thomas E. Bonney, CPA	$47,500	—	$6,899	—	—	—	$54,399
William F. Hamilton, Ph.D.	$48,000	—	$6,899	—	—	—	$54,899
J. Jay Lobell	$39,500	—	$6,899	—	—	—	$46,399
Charles Nemeroff, M.D., Ph.D.(1)	$43,500	—	$8,697	—	—	—	$52,197
Steven B. Ratoff	$20,000	—	$6,899	—	—	—	$26,899(2)

(1)

For all directors, $6,899 option award in September 2008 represents estimated fair value of the option award on the grant date using a Black-Scholes option pricing model that assumes the following: expected volatility of 83%; dividend yield of 0%; expected term until exercise of 3.4 years; and a risk-free interest rate of 2.3%. In addition, Dr. Nemeroff received an option award of $1,798, based on his membership on the Company’s Scientific Advisory Board, of which Dr. Nemeroff is the Chairman. The estimated fair value of Dr. Nemeroff’s options was determined using a Black-Scholes option pricing model with the following assumptions: expected volatility of 85%; dividend yield of 0%; expected term until exercise of 5.5 years; and a risk-free interest rate of 1.8%.

(2)

Does not include fees earned by Mr. Ratoff pursuant to his consulting arrangement with us, or stock awards received by Mr. Ratoff pursuant to his role as the Company’s Interim President and Chief Executive Officer.

The following table shows the options granted to each Director in the fiscal year ended December 31, 2008.

Director	Number of Shares Underlying Options Granted	Grant Date	Exercise Price Per Share
Mark J. Baric	50,000	9/8/2008	$0.24
Thomas E. Bonney, CPA	50,000	9/8/2008	$0.24
William F. Hamilton, Ph.D.	50,000	9/8/2008	$0.24
J. Jay Lobell	50,000	9/8/2008	$0.24
Charles Nemeroff, M.D., Ph.D.	50,000	9/8/2008	$0.24
Steven B. Ratoff (1)	50,000	9/8/2008	$0.24

(1)	Does not include restricted stock awards to Mr. Ratoff in his capacity as the Company’s Interim President and Chief Executive Officer.

The Board followed the recommendation of the Compensation Committee and determined non-employee Director compensation as follows:

Fiscal 2008 Policy --Directors who were not employees and were independent received fees in the following amounts:

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

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our named executive officers during the 2008 fiscal year. Our Chief Executive Officer, Chief Financial Officer and the other named executive officers included in the Summary Compensation Table on page 16 will be referred to as the “named executive officers” for purposes of this discussion.

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

Setting Executive Compensation

Role of Compensation Committee and Chief Executive Officer. The Committee oversees the design, development and implementation of the compensation program for the Chief Executive Officer and the other named executive officers. The Committee evaluates the performance of the Chief Executive Officer and determines the Chief Executive Officer’s compensation in light of the goals and objectives of the compensation program. The Chief Executive Officer and the Committee together assess the performance of the other named executive officers employed by us as of December 31 and determine their compensation, based on initial recommendations from the Chief Executive Officer. Our Interim Chief Executive Officer provided the Committee with a detailed review of the performance of the other named executive officers and made recommendations to the Committee with respect to the compensation packages for those officers for the 2008 fiscal year.

Mr. Steven B. Ratoff, the Company’s Chairman of the Board, also serves as the Company’s Interim President and Chief Executive Officer. He was appointed as Interim President and Chief Executive Officer on July 25, 2007, concurrent with the resignation of Dr. Jan Egberts. Mr. Ratoff does not have an employment agreement with the Company in connection with his service as Interim President and Chief Executive Officer. In connection with Mr. Ratoff’s services as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts in such position. Such arrangement is on a month-to-month basis. From September 15, 2006 until March 16, 2007, Mr. Ratoff was compensated at a rate of $17,500 per month and reimbursement of reasonable expenses. From March 16, 2007 until June 6, 2007, his monthly rate was reduced to $10,000 and reimbursement of reasonable expenses. Effective June 6, 2007, his monthly rate was increased to $17,500. During the year ended December 31, 2008, Mr. Ratoff received $210,000 in consulting fees. As Mr. Ratoff is still a non-employee, he will continue to receive his annual retainer and option awards as a member of the Board.

The other named executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives and results with the Chief Executive Officer.

Role of Compensation Consultant.In 2006, the Committee utilized Compensation Resources, Inc., or CRI, a nationally recognized compensation consulting firm to provide competitive compensation data and general advice in the design of programs that affect the named executive officers compensation, including the Chief Executive Officer. Our named executive officers did not participate in the selection of the consultant. We have not used the services of any other compensation consultant in matters affecting the named executive officers or Director compensation. In the future, we, or the Committee, may engage or seek the advice of other compensation consultants. During 2006, CRI performed a market analysis of the compensation paid by comparable pharmaceutical and drug delivery companies and provided the Committee with recommended compensation ranges for each named executive officer positionbased on the competitive data. During 2007 and 2008, CRI acted as an advisor to the Committee on certain compensation-related matters.

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

In CRI’s market analysis of compensation performed in 2006, the relevant peer group for compensation and benefit programs consists primarily of companies of comparative size, similar businesses and geographic scope. These are the firms with which NovaDel competes for talent. The comparator group was chosen to include companies with similar market capitalization, similar revenue size, and some direct competitors. The comparator group is different from the companies used in the “Performance Graph” on page 59 of our Annual Report on Form 10-K for the period ended December 31, 2008. The reason for this is that NovaDel has business competitors with whom we benchmark against for financial performance, but also have business and talent competitors against whom we benchmark for pay purposes. Additionally, the positions were compared to published survey data from nationally recognized sources to ensure the accuracy and validity of the proxy peer group. The companies from the peer analysis are listed below:

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

Components of Compensation

The key components of NovaDel’sexecutive compensation package are cash compensation (salary & annual incentives), long term incentives and company-sponsored benefit plans. These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by our named executive officers. We seek to achieve our compensation objectives through five key compensation elements:

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

Changes for Fiscal Year 2009– The Committee met in December 2008 to evaluate the performance and compensation for each named executive officer. The Committee reviewed compensation of comparable companies and recognized the need to retain current management given individual and collective performance. As a result of the Company’s cash position and requirement for additional funding, the Committee recommended to the Board that no merit increases be granted to our named executive officers for 2009.

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

Fiscal 2008 Performance Measures and Payouts – In 2008, annual bonus targetswere 30% of base salary for the named executive officers and were payable based on the Committee’s subjective review of both the performance of NovaDel as well as individual performance. The Committee utilizes annual bonuses to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will vary depending on the individual executive, but will relate generally to (i) operational goals such as the development of our product candidates and the identification and advancement of additional product candidates, (ii) strategic goals such as the establishment of operating plans and budgets, review of organization and staff, and (iii) the enhancement of stockholder value.

At the end of each fiscal year, the Committee determines the level of achievement with respect to each corporate goal, and decides the overall percent of corporate goal achievement for purposes of annual bonuses. For this assessment, the Committee evaluates the status of NovaDel’s development programs and clinical progress, corporate development and regulatory compliance activities. These qualitative factors are also typically used by comparable companies to evaluate performance and involve a subjective assessment of corporate performance by the Committee. Moreover, the Committee does not base its considerations on a single performance factor, but rather considers a mix of factors and evaluates company and individual performance against that mix. The Chief Executive Officer provides written evaluations for the named executive officers, other than himself, to the Committee along with his recommendations for each individual performance factor. The Committee reviews the performance and assessment of each named executive officer and then evaluates the Chief Executive Officer and assigns a weight to each individual achievement factor. The table below details fiscal 2008 annual bonus targets and actual payouts for our previous Chief Executive Officer, our Chief Operating Officer, our Chief Business Officer, and our Chief Financial Officer.

Name	Title	2008 Target Bonus ($)	2008 Target Bonus (% Salary)	2008 Actual Bonus ($)	2008 Actual Bonus (% Salary)
Steven B. Ratoff(1)	Interim President and Chief Executive Officer	—	—	—	—
David H. Bergstrom, Ph.D.	Chief Operating Officer	$90,000	30%	—(2)	—(2)
Deni M. Zodda, Ph.D.(3)	Chief Business Officer	$83,500	30%	—	—
Michael E. Spicer, CPA(3)	Chief Financial Officer and Corporate Secretary	$76,900	30%	—	—

1.

Mr. Ratoff entered into a consulting arrangement with the Company in 2006, and is compensated under that arrangement at a rate of $17,500 per month, plus reimbursement of reasonable expenses. Mr. Ratoff is not entitled to a bonus.

2.

Dr. Bergstrom did not receive a fiscal 2008 annual bonus, however, Dr. Bergstrom did receive a one-time special cash bonus of $50,000 in recognition of his individual efforts in 2008 in connection with the Company’s research and development efforts and clinical activities including, but not limited to, the U.S. Food and Drug Administration’s approval of the New Drug Application for Zolpimist™ (zolpidem tartrate) Oral Spray for the short-term treatment of insomnia.

3.

On March 19, 2009, Michael E. Spicer notified our Board of his intention to resign as Chief Financial Officer and Corporate Secretary, effective April 1, 2009. There is no disagreement between us and Mr. Spicer concerning our policies, procedures and operations. Effective April 1, 2009, Deni Zodda began serving as our Interim Chief Financial Officer and Corporate Secretary and Joseph W. Warusz, a consultant, began serving as our principal accounting officer.

Change for Fiscal Year 2008 – As in 2008,annual bonuses for 2009, if any, will be based on achievement of pre-established company objectives and individual goals for each named executive officer and, for each named executive officer other than the Chief Executive Officer, a subjective review of that individual’s performance. Corporate performance targets may include such measures as strategic plan metrics while individual performance targets may include operational and financial metrics, regulatory compliance metrics, and delivery of specific programs, plans, and budgetary objectives identified and documented at the beginning of each fiscal year. It is the Committee’s intention to base a greater percentage of the annual award payout on corporate as opposed to individual performance for higher level executives, with 100% of the Chief Executive Officer’s annual bonus tied to the attainment of corporate performance objectives.

For the 2009 fiscal year awards, the potential payout may range from 0 –100% of target, or higher under certain circumstances. The Committee has also retained the discretion to reduce the dollar amount of the awards otherwise payable to the named executive officers. Our objectives relating to development and clinical goals for 2009 include the following:

•	pursuit of strategic partners for our NitroMist™ oral spray;
•	pursuit of strategic partners for our Zolpimist™ oral spray; and
•	continued development of the Company’s technology and operating platform, and
•	other strategic transactions that benefit the Company and its stockholders

The table below shows the dollar amount of the 2008 and 2009 annual target bonus for each named executive officer, together with percentage of base salary represented by that target:

Name	Title	2008 Target Bonus ($)	2008 Target Bonus (% Salary)	2009 Target Bonus ($)	2009 Target Bonus (% Salary)
Steven B. Ratoff(1)	Interim President and Chief Executive Officer	$0	0%	$0	0%
David H. Bergstrom, Ph.D.	Senior Vice President and Chief Operating Officer	$90,000	30%	$90,000	30%
Michael E. Spicer, CPA(2)	Chief Financial Officer and Corporate Secretary	$76,900	30%	$76,900	30%
Deni M. Zodda, Ph.D.	Senior Vice President and Chief Business Officer	$82,500	30%	$82,500	30%

(1)

Mr. Ratoff entered into a consulting arrangement with the Company in 2006, and is compensated under that arrangement at a rate of $17,500 per month, plus reimbursement of reasonable expenses. Mr. Ratoff is not entitled to a bonus.

(2)	Mr. Spicer resigned from the Company effective April 1, 2009.

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

Stock Options. Our stock plans authorize us to grant options to purchase shares of Common Stock to our employees, Directors and consultants. The Committee generally oversees the administration of our stock option plans. In 2008, the Committee delegated the authority to our Chief Executive Officer to make initial option grants to certain new employees within an approved range. All new employee grants in excess of the Chief Executive Officer’s limit and any grant to a named executive officer are approved by the Committee. Stock options may be granted at the commencement of employment, annually, occasionally following a significant change in job responsibilities or to meet other objectives.

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

In 2008, certain named executive officers were awarded stock options in the amounts included in the Grants of Plan-Based Awards table on page 18. Stock options granted by us have an exercise price equal to the fair market value of our Common Stock on the day of grant, typically vest annually over a three-year period or upon the achievement of certain performance-based milestones and are based upon continued employment, and generally expire ten (10) years after the date of grant. The fair value of the options granted to the named executive officers in the Summary Compensation Table on page 16, is determined in accordance with SFAS 123R. The Committee has also granted performance based options to certain of our named executive officers. Incentive stock options also include certain other terms necessary to ensure compliance with the Internal Revenue Code of 1986, as amended.

We expect to continue to use stock options as a long-term incentive vehicle because:

•

Stock options align the interests of our named executive officers with those of our stockholders, supporting a pay-for performance culture, foster employee stock ownership, and focus the management team on increasing value for our stockholders.

•	Stock options are performance-based. All of the value received by the recipient of a stock option is based on the growth of the stock price.
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

Restricted Stock. Our 2006 Equity Incentive Plan authorizes us to grant restricted stock. As of December 31, 2008, we had granted 1.2 million shares of restricted stock to our Interim President and Chief Executive Officer, our three executive officers, and other non-executive employees of the Company. Of this amount, we granted 1.1 million shares of restricted stock on February 6, 2008 to our Interim President and Chief Executive Officer, our three executive officers, and other non-executive employees of the Company. In order to implement our long-term incentive goals, we anticipate that we may grant additional shares of restricted stock in the future.

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

IRC Section 162(m) compliance

Section 162(m) of the Internal Revenue Code of 1986, as amended, the Code, generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to our named executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. In general, our compensation program is designed to reward executives for the achievement of our performance objectives. The stock plan is designed in a manner intended to comply with the performance-based exception to Section 162(m). Nevertheless, compensation attributable to awards granted under the plans may not be treated as qualified performance-based compensation under Section 162(m). In addition, the Committee considers it important to retain flexibility to design compensation programs that are in the best interests of NovaDel and its stockholders and, to this end, the Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limitations under Section 162(m) when the Committee believes that compensation is appropriate and in the best interests of NovaDel and our stockholders, after taking into consideration changing business conditions and performance of our employees.

Compensation Committee Interlocks and Insider Participation

For fiscal year end December 31, 2008, the members of the Compensation Committee were Mr. J. Jay Lobell, Mr. Mark J. Baric and Dr. Charles Nemeroff. None of these individuals was at any time during or at any other time an officer or employee of ours. Dr. Jan H. Egberts, our President and Chief Executive Officer through July 25, 2008, and Mr. Steven B. Ratoff, our Chairman of the Board, and our Interim President and Chief Executive Officer from July 25, 2008 through the current date, participated in discussions and decisions regarding salaries and incentive compensation for all of our named executive officers, except they were excluded from discussions regarding their own salary and incentive stock compensation.

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for the named executive officers, NovaDel’s stock plans, and other management incentive, benefit and perquisite programs. Management has the primary responsibility for our financial statements, including the disclosure of executive compensation. With this in mind, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section beginning on page 8 of this Form 10-K/A. The Compensation Committee is satisfied that the Compensation Discussion and Analysis fairly and completely represents the philosophy, intent, and actions of the Compensation Committee with regard to executive compensation. The Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the Securities and Exchange Commission.

J. Jay Lobell, Chair
Mr. Mark J. Baric
Charles Nemeroff, M.D., Ph.D.

Summary Compensation Table

The following table sets forth a summary for the fiscal year ended December 31, 2008 of the cash and non-cash compensation awarded, paid or accrued by us to our Chief Executive Officer, our Chief Financial Officer and our three most highly compensated officers other than the Chief Executive Officer and Chief Financial Officer who served in such capacities in 2008, collectively, the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(9)	Total ($)
Steven B. Ratoff Interim President and Chief Executive Officer	2008 2007 2006	210,000(2) 206,500(2) 61,000(2)	— — —	141,000(10) 6,899(11) —	— 57,335(3) 71,000(3)	— — —	— — —	20,000(3) 6,000(3) 29,449(3)	377,899 269,835 161,449
David H. Bergstrom, Ph.D. Senior Vice President and Chief Operating Officer	2008 2007 2006	311,538 300,000 23,076	50,000 100,000 —	70,500(10) — 171,000(4)	— — 563,000(5)	— — —	— — —	25,157 19,799 —	457,195 419,799 757,076
Michael E. Spicer, CPA Chief Financial Officer and Corporate Secretary	2008 2007 2006	266,054 255,731 244,000	— — 73,200	70,500(10) — —	— 256,124(6) 491,000(7)	— — —	— — —	40,114 62,443 52,545	376,618 574,298 860,745
Deni M. Zodda, Ph.D Chief Business Officer	2008 2007 2006	288,577 232,692 —	— — —	70,500(10) — —	— 364,576(8) —	— — —	— — —	35,783 25,541 —	394,860 622,809 —

(1)

Bonus for Mr. Spicer was earned in fiscal year 2006 and paid in 2007. Dr. Bergstrom’s $100,000 bonus was earned in fiscal year 2007 and paid in January 2008. In addition, Dr. Bergstrom received a one-time special cash bonus of $50,000 paid in 2009 in recognition of his individual efforts in 2008 in connection with the Company’s research and development efforts and clinical activities including, but not limited to, the U.S. Food and Drug Administration’s approval of the New Drug Application for Zolpimist™ (zolpidem tartrate) Oral Spray for the short-term treatment of insomnia.

(2)	Amount represents fees paid to Mr. Ratoff as part of his consulting agreement with NovaDel.
(3)	Amount represents Board fees paid to Mr. Ratoff during 2007 and 2006, as previously discussed under director compensation.
(4)

The grant date fair value, as determined by us for financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 123R, or FAS 123R, of the restricted stock award was $1.71 per share of Dr. Bergstrom.

(5)

The grant date fair value, as determined by us for financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 123R, or FAS 123R, of the stock option awards was $0.63 per share for Dr. Bergstrom. The actual amount ultimately realized by Dr. Bergstrom from the equity award will likely vary based on a number of factors, including, but not limited to, NovaDel’s actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

(6)

The grant date fair value, as determined by us for financial reporting purposes in accordance with FAS 123R, of the stock option awards was $1.14 per share for Mr. Spicer. The actual amount realized by Mr. Spicer from the equity award will likely vary based on a number of factors, including, but not limited to, NovaDel’s actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting .

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

(9)	See All Other Compensation - 2008 Chart below for amounts.
(10)

In addition, the named executives each received restricted stock awards in February 2008: Mr. Ratoff received 300,000 restricted shares, and each of Dr. Bergstrom, Mr. Spicer and Dr. Zodda received 150,000 restricted shares. The restrictions on the restricted stock awarded in February 2008 shall lapse over a three-year period, subject to reduction as follows: (1) in the event of a $5 million non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-and-one-half year period; (2) in the event of an additional $5 million (or $10 million in the aggregate) non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-year period; and (3) in the event of a $20 million (or $20 million in the aggregate) non-dilutive financing by the Company, the restrictions shall immediately lapse. Additionally, the Board, upon the recommendation of the Compensation Committee, agreed that, in the case of the Company’s Chief Executive Officer, an additional 200,000 shares of restricted stock shall be granted as follows: (1) upon achieving a $5 million non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted; and (2) upon achieving an additional $5 million (or $10 million in the aggregate) in non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted. The restrictions on such additional shares shall lapse over a three-year period.

(11)

For all directors, $6,899 option award in September 2008 represents estimated fair value of the option award on the grant date using a Black-Scholes option pricing model that assumes the following: expected volatility of 83%; dividend yield of 0%; expected term until exercise of 3.4 years; and a risk-free interest rate of 2.3%.

All Other Compensation — 2008

Name	401(K) ($)	Health Care Coverage ($)	Relocation ($)	Severance Payment ($)	Vacation Payout ($)	Auto Allowance ($)	Total ($)
Steven B. Ratoff	—	—	—	—	—	—	—
David H. Bergstrom, Ph.D.	12,261	12,896	—	—	—	—	25,157
Michael E. Spicer, CPA	10,248	28,184	1,682	—	—	—	40,114
Deni M. Zodda, Ph.D.	10,346	25,437	—	—	—	—	35,783

Grants Of Plan-Based Awards

The following table sets forth information with respect to the named executive officers concerning grants of restricted stock during the fiscal year ended December 31, 2008. There were no stock options granted to the named executive officers during the fiscal year ended December 31, 2008.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Steven B. Ratoff	2/6/08	—	—	—	—	—	—	300,000	—	—	—
David H. Bergstrom, Ph.D.	2/6/08	—	—	—	—	—	—	150,000	—	—	—
Michael E. Spicer, CPA(2)	2/6/08	—	—	—	—	—	—	150,000	—	—	—
Deni M. Zodda, Ph.D.	2/6/08	—	—	—	—	—	—	150,000	—	—	—

(1)

Amounts in this column represent restricted stock awards granted pursuant to 1998 Stock Option Plan to the named executive officer during 2008. The restrictions on the restricted stock shall lapse over a three-year period, subject to reduction as follows: (1) in the event of a $5 million non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-and-one-half year period; (2) in the event of an additional $5 million (or $10 million in the aggregate) non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-year period; and (3) in the event of a $20 million (or $20 million in the aggregate) non-dilutive financing by the Company, the restrictions shall immediately lapse. Additionally, the Board, upon the recommendation of the Compensation Committee, agreed that, in the case of the Company’s Chief Executive Officer, an additional 200,000 shares of restricted stock shall be granted as follows: (1) upon achieving a $5 million non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted; and (2) upon achieving an additional $5 million (or $10 million in the aggregate) in non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted. The restrictions on such additional shares shall lapse over a three-year period.

(2)	Mr. Spicer resigned from the Company effective April 1, 2009, and as a result, his 150,000 restricted shares were forfeited on said date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding at December 31, 2008 for each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven B. Ratoff	66,677(1) 29.945(2) 16,667(1)	33,333 — 33,333	— — —	$1.36 $1.52 $1.52	1/16/2011 1/15/2012 1/15/2012	300,000(6) — —	$96,000 — —	— — —	— — —
David H. Bergstrom, Ph.D.	21,930(3) 315,570(3)	36,549 525,951	— —	$1.71 $1.71	12/3/2016 12/3/2016	183,334(6) —	$58,667 —	— —	— —
Deni M. Zodda, Ph.D.	— —	68,027(4) 598,973(4)	— —	$1.47 $1.47	2/21/2017 2/21/2017	150,000(6) —	$48,000 —	— —	— —
Michael E. Spicer, CPA(7)	100,000(2) 40,404(5) 259,596(5) 18,416(1) 56,584(1)	— 20,202 129,798 36,832 113,168	— — — —	$1.57 $1.65 $1.65 $1.81 $1.81	12/19/2014 4/18/2016 4/18/2016 1/25/2017 1/25/2017	150,000(6) — — —	$48,000 — — —	— — — —	— — — —

(1)	The options vest in one-third installments per year in years 1, 2 and 3. An additional 1/3 of these options vested in January 2009.
(2)	These options are fully vested.
(3)

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

(4)

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

(5)	An additional 1/3 of these options vested on April 19, 2009.
(6)

Dr. Bergstrom was awarded 100,000 shares of restricted stock in December 2006, which restricted stock vests in one-third installments in years 1, 2 and 3. In addition, the named executives each received restricted stock awards in February 2008: Mr. Ratoff received 300,000 restricted shares, and each of Dr. Bergstrom, Mr. Spicer and Dr. Zodda received 150,000 restricted shares. The restrictions on the restricted stock awarded in February 2008 shall lapse over a three-year period, subject to reduction as follows: (1) in the event of a $5 million non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-and-one-half year period; (2) in the event of an additional $5 million (or $10 million in the aggregate) non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-year period; and (3) in the event of a $20 million (or $20 million in the aggregate) non-dilutive financing by the Company, the restrictions shall immediately lapse. Additionally, the Board, upon the recommendation of the Compensation Committee, agreed that, in the case of the Company’s Chief Executive Officer, an additional 200,000 shares of restricted stock shall be granted as follows: (1) upon achieving a $5 million non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted; and (2) upon achieving an additional $5 million (or $10 million in the aggregate) in non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted. The restrictions on such additional shares shall lapse over a three-year period.

(7)	Mr. Spicer resigned from the Company effective April 1, 2009.

Option Exercises and Stock Vested During 2008

There were no options or other derivative securities exercised in 2008 by our named executive officers. In addition, there were no shares acquired by our named executive officers upon the vesting of restricted stock.

Potential Payments Upon Termination or Change in Control

The following table shows the potential payments upon death or disability, termination, resignation or a change of control of NovaDel for each of the named executive officers. For purposes of disclosure, the table assumes that the death or disability, termination, resignation or a change of control occurred as of December 31, 2008.

Name	Executive Benefits and Payments Upon Termination	Death or Disability($)	Termination for Cause($)	Resignation($)	Termination Without Cause Or For Good Reason($)	Termination in Connection With Change in Control($)

Steven B. Ratoff(1)

David H. Bergstrom, Ph.D.	Base Salary	72,000	—	—	300,000	300,000
	Bonus(2)	90,000	—	—	90,000	90,000
	Stock Options/Restricted Stock Accelerated(3)	58,667	—	—	—	58,667
	Health Care Continuation	1,200	—	—	1,200	1,200
	Accrued Vacation Pay(5)	28,846	28,846	28,846	28,846	28,846
	Life Insurance Benefits(4)	100,000	—	—	—	—
TOTAL ($)		350,713	28,846	28,846	420,046	478,713

Michael E. Spicer, CPA(6)	Base Salary	72,000	—	—	256,200	256,200
	Bonus(2)	76,900	—	—	76,900	76,900
	Stock Options/Restricted Stock Accelerated(3)	48,000	—	—	—	48,000
	Health Care Continuation	28,200	—	—	28,200	28,200
	Accrued Vacation Pay(5)	19,708	19,708	19,708	19,708	19,708
	Life Insurance Benefits(4)	100,000	—	—	—	—
TOTAL ($)		344,808	19,708	19,708	381,008	429,008

Deni M. Zodda, Ph.D.	Base Salary	72,000	—	—	275,000	275,000
	Bonus(2)	82,500	—	—	82,500	82,500
	Stock Options/Restricted Stock Accelerated(3)	48,000	—	—	—	48,000
	Health Care Continuation	25,400	—	—	25,400	25,400
	Accrued Vacation Pay(5)	21,154	21,154	21,154	21,154	21,154
	Life Insurance Benefits(4)	100,000	—	—	—	—
TOTAL ($)		349,054	21,154	21,154	404,054	452,054

(1)	Mr. Ratoff was appointed as the Interim President and Chief Executive Officer of the Company on July 25, 2007, but has no employment agreement.
(2)	Assumes the named executive officer has earned 100% of the potential bonus payable per the individual employment agreement.
(3)	Represents the intrinsic value of the options or restricted stock as of December 31, 2008 (the difference between the market value of $0.32 as of December 31, 2008 and the exercise price).
(4)	Pursuant to our current benefit plans, each named executive officer would receive a $50,000 death benefit plus an additional $50,000 for an accidental death or a maximum benefit of $100,000.
(5)	Represents maximum amount vacation payable to executive. Vacation time accrued ratably throughout the calendar year, and lapses as of December 31 of each year if not otherwise utilized.
(6)	Mr. Spicer resigned from the Company effective April 1, 2009.

Employment Agreements

We have entered into agreements with Dr. Bergstrom, Mr. Spicer, and Dr. Zodda. In exchange for the benefits offered under the agreements, these executives have agreed not to engage in competitive activities or to interfere with our business relations for a specified period of time following the termination of their employment. The individual agreements of the named executive officers are summarized below.

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

Michael E. Spicer. Mr. Spicer’s agreement was renewed on January 22, 2008, to be effective from December 20, 2007. The agreement was renewed on December 20, 2008, and the agreement as renewed expires on December 20, 2009, and would be subject to automatic extension for successive one-year periods on the anniversary of the effective date unless either party gives written notice, no later than 90 days preceding the date of any such extension, of an intention not to further extend the term. On April 1, 2009, the Board accepted the resignation of Mr. Spicer from his position as Chief Financial Officer and Corporate Secretary. There was no disagreement between Mr. Spicer and the Company on any matter relating to the Company’s operations, policies or practices. Options and restricted shares previously granted to Mr. Spicer that had not yet vested were canceled, and remaining vested options are exercisable through June 30, 2009. Mr. Spicer’s original agreement with the Company, which was further amended on September 2, 2005 and March 12, 2007, expired on December 20, 2007.His current agreement provides for:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Ownership of Certain Beneficial Owners

The following table sets forth information, as of April 24, 2009, regarding beneficial ownership of the Common Stock to the extent known to us by each person known to be the beneficial owner of 5% or more of the Common Stock. Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

Title of Class	Name and Address or Number in Group	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	ProQuest Investments, II, L.P.(1)	33,666,262(2)	38.1%
Common Stock	Wachovia Corporation(3)	5,800,000(4)	9.5%

(1)	The address for ProQuest Investments II, L.P., ProQuest Investments III, L.P. and ProQuest Investments II Advisors Fund, LP is 90 Nassau Street, 5th Floor, Princeton, NJ 08542.
(2)

Includes (i) 1,262,747 shares of Common Stock, $297,172.77 in convertible secured promissory notes from the Initial Closing convertible into 1,007,365 shares of Common Stock, $508,719.54 in convertible secured promissory notes from the Subsequent Closing convertible into 2,164,704 shares of Common Stock, and warrants to purchase 2,347,981 shares of Common Stock held in the name of ProQuest Investments II, L.P., (ii) 4,974,426 shares of Common Stock, $1,170,673.16 in convertible secured promissory notes from the Initial Closing convertible into 3,968,384 shares of Common Stock, $2,004,033.71 in convertible secured promissory notes from the Initial Closing convertible into 8,527,803 shares of Common Stock and warrants to purchase 9,249,567 shares of Common Stock held in the name of ProQuest Investments III, L.P., and (iii) 30,397 shares of Common Stock, $7,154.07 in convertible secured promissory notes from the Initial Closing convertible into 24,251 shares of Common Stock, $12,246.75 in convertible secured promissory notes convertible into 52,114 shares of Common Stock, and warrants to purchase 10,704 shares of Common Stock. ProQuest Associates III LLC, or Associates III, is the General Partner of ProQuest Investments III, L.P. ProQuest Associates II LLC, or Associates II, is the general partner of ProQuest Investments II, L.P. and of ProQuest Investments II Advisors Fund, L.P. Jay Moorin and Alain Schreiber, Managing Members of Associates III and Associates II, have voting, dispositive and investment power with respect to the securities. Each of Mr. Moorin and Mr. Schreiber disclaim beneficial ownership of such securities except to the extent of each such person’s respective pecuniary interest in such securities.

(3)	The address for Wachovia Corporation is: One Wachovia Center, Charlotte, NC 28288-0137.
(4)

As reported on Schedule 13G filed with the Securities and Exchange Commission on January 11, 2007, Wachovia Corporation has (i) sole power to vote 5,800,000 shares of Common Stock and (ii) no power to dispose or direct the disposition of 5,800,000 shares of Common Stock.

Stock Ownership of Directors and Management

The following table sets forth information, as of April 24, 2009, regarding beneficial ownership of the Common Stock to the extent known to us, by (i) each person who is a nominee for Director; (ii) each named executive officer in the Summary Compensation Table on page 16; and (iii) all Directors and named executive officers as a group. Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

Title of Class	Name and Address or Number in Group(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Common Stock	Mark J. Baric	71,667	*
Common Stock	David H. Bergstrom, Ph.D.	477,500(3)	*
Common Stock	Thomas E. Bonney, CPA	236,433	*
Common Stock	William F. Hamilton, Ph.D.	190,506	*
Common Stock	J. Jay Lobell	320,291(4)	*
Common Stock	Charles Nemeroff, M.D., Ph.D.	148,333	*
Common Stock	Steven B. Ratoff	911,705(5)	1.48%
Common Stock	Michael E. Spicer, CPA	599,416	*
Common Stock	Deni M. Zodda, Ph.D.	10,416	*
Common Stock	All Directors and Named Executive Officers as a group (11 persons)	2,966,267	4.67%

*less than 1%.

1.	The address of all holders listed herein is c/o NovaDel Pharma Inc., 25 Minneakoning Road, Flemington, New Jersey
08822.
2.

For each of the following persons, the numbers set forth in this column includes the number of shares of Common Stock immediately succeeding such person’s name, which such person has the right to acquire within 60 days through the exercise of stock options: Mr. Baric, 66,667; Dr. Bergstrom, 370,834; Mr. Bonney, 211,133; Dr. Hamilton, 181,506; Mr. Lobell, 133,333; Dr. Nemeroff, 133,333; Mr. Ratoff, 612,978; Mr. Spicer, 560,416; Dr. Zodda, 10,416; and all Directors and named executive officers as a group 2,280,616.

3.

For Dr. Bergstrom, the numbers set forth in this column include 66,666 shares of stock which have vested, pursuant to the 100,000 share restricted stock award that Dr. Bergstrom received in December 2006.

4.	Includes warrants to purchase 9,494 shares of Common Stock.
5.	Includes warrants to purchase 38,727 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

To the best of management’s knowledge, other than (i) compensation for services as named executive officers and Directors or (ii) as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or were to be a party, in which the amount involved exceeds $120,000 during fiscal 2008, and in which any Director or named executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

In May 2008, we completed the Initial Closing of the 2008 Financing with ProQuest Investments of $1,475,000 convertible notes with a conversion price of $.295 and warrants to purchase 3,000,000 shares of our Common Stock at an exercise price of $.369. We received proceeds, net of offering costs, of approximately $1,275,000 from the Initial Closing. In October 2008, we completed the Subsequent Closing of the 2008 Financing with ProQuest Investments of $2,525,000 convertible notes with a conversion price of $.235. We received proceeds, net of offering costs, of approximately $2.5 million from the Subsequent Closing. As a result of the 2008 Financing and as of April 24, 2009, ProQuest Investments beneficially owns 38.1% of our total outstanding Common Stock. As such, ProQuest Investments may be deemed to be our affiliate. Mr. Steven B. Ratoff, our Interim President and Chief Executive Officer, has served as a venture partner with ProQuest Investments since December 2004, although he has no authority for investment decisions by ProQuest Investments.

With respect to the Subsequent Closing of the 2008 Financing, we agreed to file a registration statement with the SEC to register the resale of 17,978,724 shares of Common Stock issuable pursuant to the 2008 Financing, referred to herein as the Subsequent Registrable Shares, within 30 days of the related closing. Also, we agreed to respond to all SEC comment letters as promptly as reasonably possible and to use our best efforts to have the registration statement declared effective within 90 days of the related closing. However, we were unable to register 9,044,649 of the Subsequent Registrable Shares in accordance with the rules and regulations of the SEC. Therefore, we filed a registration statement with the SEC to register the resale of 8,934,075 of the Subsequent Registrable Shares issuable pursuant to the 2008 Financing. There is no guarantee that the SEC will declare the registration statement effective. In connection with our reduction of Subsequent Registrable Shares being registered on the registration statement, we have agreed with ProQuest Investments to pay, as partial liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by ProQuest Investments for the shares that we are not able to register for resale under the registration statement. Such liquidated damages equal $12,703 for each 30-day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments may not exceed 10% of the aggregate purchase price paid by the purchasers, or $127,030. The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change against certain liabilities, including liabilities under the Securities Act of 1933, incurred in connection with the offering.

Independence of Directors

The Board annually determines the independence of each Director based on a review by the Board and our Corporate Governance and Nominating Committee. The NYSE Amex LLC Corporate Governance Standards require that a majority of the Board be independent and that for a Director to qualify as independent, the Board must affirmatively determine that the Director has no material relationship with NovaDel, either directly or as a partner, shareholder or officer of an organization that has a relationship with us. In determining whether a material relationship exists, the Board and our Corporate Governance and Nominating Committee broadly consider all relevant facts and circumstances brought to their attention through the processes described below.

The NovaDel Corporate Governance Guidelines, adopted by the Board in September 2005 and amended in June 2006, are available on the Corporate Governance section of our website at www.novadel.com. The listing standards of NYSE Amex LLC generally provide that a Director will not be considered independent if:

•

the Director is, or within the last three years, has been an employee of NovaDel, or an immediate family member of the Director is, or within the last three years has been, an executive officer of NovaDel;

•

the Director, or an immediate family member of the Director, has received more than $120,000 in any 12-month period in the last three years in direct compensation from NovaDel, other than Director fees, compensation paid to an immediate family member who is an employee (other than an executive officer) of the company, compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year) or benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•

a Director who is, or has an immediate family member who is, a current partner or employee of our independent public registered accounting firm, or was a partner or employee of our independent registered public accounting firm who worked on our audit at any time during any of the past three years;

•

the Director, or an immediate family member of the Director is, or in the last three years has been, employed as an executive officer of another company where any of NovaDel’s present executives serve on that company’s compensation committee; or

•

a Director who is, or has an immediate family member who is, an employee of any organization to which the company made or from which the company received, payments that exceed the greater of 2% or $1 million of such organization’s consolidated gross revenues in any of the most recent three fiscal years.

Pursuant to the Corporate Governance Guidelines and the NYSE Amex LLC rules, the Board reviewed the independence of each of our Directors in March 2008, taking into account potential conflicts of interest, transactions or other relationships that would reasonably be expected to compromise any of our Directors’ independence. In performing this review, the Board, together with our Corporate Governance and Nominating Committee, reviewed the responses received from each Director to a questionnaire inquiring about, among other things, their relationships with us.

As a result of this review, the Board, based on the recommendation of the Corporate Governance and Nominating Committee, affirmatively determined that all of our Directors are independent of NovaDel and management under the standards set forth in the listing standards of the NYSE Amex LLC, with the exception of our Chairman, Mr. Steven B. Ratoff, who is not independent because of his consulting arrangement with NovaDel and his current role as our Interim President and Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fee Summary

The following table sets forth fees billed to us by our independent registered public accounting firm during the year ended December 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	JH COHN
	Fiscal year ended 12/31/08	Fiscal year ended 12/31/07

Audit Fees	$114,000	$125,000
Audit Related Fees	$15,000	$19,000
Tax Fees	—	—
All Other Fees	—	—

12% of services in 2008 were for audit-related fees and none were necessary for Audit Committee approval per above policy. 88% of fees were for audit, which were approved by audit committee.

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

The Audit Committee has approved for fiscal year 2009 the following services with the following fee limits:

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

NovaDel Pharma Inc.
Date: April 29, 2009	By:	/s/ STEVEN B. RATOFF
Steven B. Ratoff
Chairman, Interim President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ STEVEN B. RATOFF	Chairman, Interim President and Chief Executive Officer (Principal Executive Officer)	April 29, 2009
Steven B. Ratoff

/s/ DENI M. ZODDA	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2009
Deni M. Zodda
/s/ JOSEPH WARUSZ	(Principal Accounting Officer)	April 29, 2009
Joseph Warusz
/s/ MARK J. BARIC	Director	April 29, 2009
Mark J. Baric
/s/ THOMAS E. BONNEY	Director	April 29, 2009
Thomas E. Bonney

/S/ WILLIAM F. HAMILTON	Director	April 29, 2009
William F. Hamilton, Ph.D.

/s/ J. JAY LOBELL	Director	April 29, 2009
J. Jay Lobell

/s/ CHARLES NEMEROFF	Director	April 29, 2009
Charles Nemeroff