Form 10-Q
period 2009-03-31
NOVADEL PHARMA INC
filed 2009-05-15
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of May 1, 2009, the issuer had 60,911,374 shares of common stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type the Company is developing (independently and through collaborative arrangements); the inherent risks and uncertainties in completing the pilot pharmacokinetic feasibility studies being conducted by the Company; possible changes in the Company’s financial condition; the progress of the Company’s research and development; inadequate supplies of drug substance and drug product; timely obtaining sufficient patient enrollment in the Company’s clinical trials; the impact of development of competing therapies and/or technologies by other companies; the Company’s ability to obtain additional required financing to fund its research programs; the Company’s ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with the Company; the progress of the U.S. Food and Drug Administration, or FDA, approvals in connection with the conduct of the Company’s clinical trials and the marketing of the Company’s products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; acceptance for filing by the FDA does not mean that the New Drug Application, or NDA, has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted; the risks related to the Company’s internal controls and procedures; and the risks identified under the section entitled “Risk Factors” included as Item 1A in Part II of this Quarterly Report on Form 10-Q and other reports, including this report and other filings filed with the Securities and Exchange Commission from time to time.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVADEL PHARMA INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	March 31, 2009 (unaudited)	December 31, 2008 (Note 2)
Current Assets:
Cash and cash equivalents	$2,716,000	$4,328,000
Assets held-for-sale	299,000	299,000
Deferred financing costs, net of accumulated amortization of $234,000 and $213,000, respectively	4,000	25,000
Prepaid expenses and other current assets	590,000	958,000
Total Current Assets	3,609,000	5,610,000

Property and equipment, net	1,341,000	1,447,000
Other assets	259,000	259,000

TOTAL ASSETS	$5,209,000	$7,316,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Secured convertible notes payable, net of unamortized debt discount of $57,000 and $403,000, respectively	$3,943,000	$3,597,000
Accounts payable	560,000	654,000
Accrued expenses and other current liabilities	1,018,000	924,000
Current portion of deferred revenue	266,000	266,000
Current portion of capital lease obligations	97,000	122,000
Total Current Liabilities	5,884,000	5,563,000

Non-current portion of deferred revenue	4,402,000	4,468,000
Non-current portion of capital lease obligations	14,000	26,000

Total Liabilities	10,300,000	10,057,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 200,000,000, issued 61,061,374 and 60,692,260 shares at March 31, 2009 and December 31, 2008, respectively	61,000	60,000
Additional paid-in capital	72,182,000	72,034,000
Accumulated deficit	(77,328,000)	(74,829,000)
Less: treasury stock, at cost, 3,012 shares	(6,000)	(6,000)
Total Stockholders’ Deficiency	(5,091,000)	(2,741,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,209,000	$7,316,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

(UNAUDITED)

	Three Months Ended
	March 31, 2009	March 31, 2008

License Fees and Milestone Payments Earned from Related Parties	$66,000	$103,000

Total Revenues	66,000	103,000

Research and Development Expenses	826,000	1,123,000
Consulting, Selling, General and Administrative Expenses	1,258,000	987,000

Total Expenses	2,084,000	2,110,000

Loss From Operations	(2,018,000)	(2,007,000)

Other Income	360,000	—

Interest Income / (Expense), net	(481,000)	35,000

Net Loss	$(2,139,000)	$(1,972,000)

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.03)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Common Share	59,892,000	60,245,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2008	60,692,260	$60,000	$72,034,000	$(74,829,000)	$(6,000)	$(2,741,000)
Share-based compensation expense	—	—	149,000	—	—	149,000
Cumulative effect for the adoption of EITF 07-05				(360,000)		(360,000)
Restricted stock cancelled	(120,000)	—	—	—	—	—
Cashless exercise of warrants	489,114	1,000	(1,000)	—	—	—
Net loss	—	—	—	(2,139,000)	—	(2,139,000)

BALANCE, March 31, 2009	61,061,374	$61,000	$72,182,000	$(77,328,000)	$(6,000)	$(5,091,000)

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

(UNAUDITED)

	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,139,000)	$(1,972,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	149,000	217,000
Expiration of warrants	(360,000)	—
Amortization of debt discount and deferred financing fees	367,000	—
Depreciation and amortization	106,000	136,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	368,000	27,000
Accounts payable	(94,000)	(672,000)
Accrued expenses and other current liabilities	94,000	(1,700,000)
Deferred revenue	(66,000)	(28,000)
Net cash used in operating activities	(1,575,000)	(3,992,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations	(37,000)	(54,000)
Net cash used in financing activities	(37,000)	(54,000)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,612,000)	(4,046,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,328,000	6,384,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,716,000	$2,338,000

See accompanying notes to condensed financial statements.

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

NOTE 2 – BASIS OF PRESENTATION AND LIQUIDITY

The balance sheet at December 31, 2008 has been derived from the audited balance sheet contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended, and is presented for comparative purposes. All other financial statements are unaudited. The condensed financial statements are presented on the basis of accounting principles generally accepted in the United States of America for interim financial statements. However, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect reported loss, financial position and various disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made in the interim financial statements. Results of operations for interim periods are not necessarily indicative of the operating results to be expected for a full fiscal year. The Company has reported a net loss of $2,139,000 and $1,972,000 and negative cash flows from operating activities of $1,575,000 and $3,992,000 for the three months ended March 31, 2009 and March 31, 2008, respectively. As of March 31, 2009, the Company had negative working capital of $2,275,000 and cash and cash equivalents of $2,716,000. Until and unless the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved product candidates by partners. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favorable to it. During the fourth quarter of 2007 and continuing through the current date, the Company significantly reduced clinical development activities on its product candidate pipeline, as it did not believe that it had sufficient cash to sustain such activities. Despite this reduction in expenditures for clinical activities, the Company requires capital to sustain its existing organization until such time as clinical activities can be resumed. The Company received $1,475,000 in gross proceeds on May 30, 2008 from the Initial Closing of a convertible note financing with certain funds affiliated with ProQuest Investments and received $2,525,000 in gross proceeds on October 17, 2008 from the Subsequent Closing of such convertible note financing. The convertible notes issued in the Initial Closing matured on November 30, 2008 and, in the Subsequent Closing, matured on April 17, 2009. On November 30, 2008, with respect to the Initial Closing, and on April 17, 2009, with respect to the Subsequent Closing, the noteholders did not either convert the convertible notes issued in such closing into shares of common stock or demand payment of the outstanding principal balance, plus accrued and unpaid interest at a rate of 10% per annum. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes. The convertible notes are secured by all of the assets of the Company, other than certain excluded assets. On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

Given the current level of spending, and assuming that ProQuest does not convert its notes into common stock, or demand payment under the notes issued in the Initial Closing and the Subsequent Closing, the Company estimates that it will have sufficient cash on hand to fund operations through the third quarter of 2009. The Company may also determine that it is appropriate to increase development activities on its product candidate pipeline. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the second quarter of 2009. The Company may choose to raise additional capital in 2009 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities.

Given the recent and continuing downturn in the economy, there can be no assurance that public or private capital will be available to the Company on favorable terms, or at all. There are a number of risks and uncertainties related to its attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability, if ever. The Company’s audited financial statements for the fiscal year ended December 31, 2008, were prepared under the assumption that the Company will continue its operations as a going concern. The Company was incorporated in 1982, and has a history of losses. As a result, the Company’s independent registered public accounting firm in their audit report has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the cash inflows that have been generated from the convertible note financing and any additional potential cash inflows that may be received during 2009 will improve its ability to continue its operations as a going concern. Continued operations are dependent on the Company’s ability to complete product licensing agreements, equity or debt financing activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On May 14, 2008, the Company received notice from the NYSE Amex LLC (formally known as the American Stock Exchange) indicating that the Company is not in compliance with certain of the NYSE Amex LLC continued listing standards. Specifically, the NYSE Amex LLC has notified the Company that it is not in compliance with Section 1003(a)(iii) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years, and Section 1003(a)(iv) of the NYSE Amex LLC Company Guide in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex LLC, as to whether such company will be able to continue operations and/or meet its obligations as they mature.

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

In addition, as of March 31, 2009, the Company is no longer in compliance with Section 1003(a)(ii) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of its four most recent fiscal years; and Section 1003(a)(i) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two of its three most recent fiscal years. However, as previously noted, the plan submitted by the Company to the NYSE Amex LLC on June 13, 2008 reasonably demonstrates the Company’s ability to attain a stockholders’ equity of $6,000,000 or above by no later than November 16, 2009, which will also address the deficiencies noted in Section 1003(a)(ii) and Section 1003(a)(i). On April 30, 2009, the Company received a letter from NYSE, Amex LLC that the Company’s listing on the exchange continues to be extended to the targeted date of November 16, 2009.

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

NOTE 3 – CONVERTIBLE NOTES

On May 6, 2008, the Company entered into a binding Securities Purchase Agreement by and among ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P., referred to herein as the Purchasers, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, by and among the Company and the Purchasers, to sell up to $4,000,000 of secured convertible promissory notes, referred to herein as the convertible notes, and accompanying warrants to such Purchasers, referred to herein as the 2008 Financing.  Mr. Steven Ratoff, the Company’s Chairman, Interim President, Chief Executive Officer and Interim Chief Financial Officer, is a private investor in, and since December 2004 has served as a venture partner with, ProQuest Investments.

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

In the Initial Closing, the Company issued the convertible notes, which convert into its common stock at a fixed price of $0.295 per share subject to certain adjustments, and five-year warrants to purchase 3,000,000 shares of its common stock, with an exercise price of $0.369 per share. The maturity date of the convertible notes issued in the Initial Closing was November 30, 2008.

In the Subsequent Closing, the Company issued the convertible notes, which convert into 10,744,681 shares of its common stock at a fixed price of $0.235 per share subject to certain adjustments, and five-year warrants to purchase 6,446,809 shares of its common stock, with an exercise price of $0.294 per share. The maturity date of the convertible notes issued in the Subsequent Closing was April 17, 2009.

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

At its option, the Company can redeem without penalty or premium a portion of, or all of, the principal owed under the convertible notes by providing the Purchasers with at least 5 days’ written notice; provided that the Purchasers shall retain conversion rights in respect of the convertible notes for such period of 5 days after the Company has given such notice. Each prepayment shall be accompanied by the payment of accrued and unpaid interest on the amount being prepaid, through the date of the prepayment. On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

The Company’s obligations under the convertible notes are secured by all of its assets and intellectual property, with the exception of certain excluded assets, as evidenced by the Security and Pledge Agreement, executed on May 6, 2008. Excluded assets of the Company are (i) those assets that are the subject of its existing capital leases (approximately $407,000 in net book value of fixed assets as of March 31, 2009, on which $112,000 of capital lease obligations exist at March 31, 2009); (ii) the assets marked as “Assets held for sale” on its balance sheets as of December 31, 2008 and March 31, 2009, which represented assets associated with our NitroMist™ product which is currently being targeted for sale, the amount for which was $299,000 as of March 31, 2009; and (iii) the assets marked as “other assets” on its balance sheets as of March 31, 2009 and December 31, 2008, which represented restricted cash held as security for its letters of credit and leased assets, the amount for which was $259,000.

The conversion rate of each convertible note and the exercise price of the warrants are subject to adjustment for certain events, including dividends, stock splits and combinations.

The Company filed an initial registration statement with the Securities Exchange Commission (“SEC”) to register the resale of common stock issuable in connection with the Initial Closing (excluding interest shares), referred to herein as the initial registrable shares, on June 26, 2008, which registration statement became effective as of July 16, 2008.  These registration rights will cease once the initial registrable shares are eligible for sale by the Purchasers without restriction under Rule 144.  Upon certain events, the Company has agreed to pay as partial liquidated damages an amount equal to 1.0% of the aggregate purchase price paid by the Purchasers for any convertible notes then held by the Purchasers, but these payments may not exceed 10% of the aggregate purchase price paid by the Purchasers. On May 5, 2009, the Company received notice from the SEC approving the effective registration of 8,934,075 shares. An additional 9,044,649 shares remain unregistered.

The Company has entered into agreements with the holders of our common stock that requires us to continuously maintain as effective, a registration statement covering the underlying shares of common stock. Such registration statements were declared effective on July 16, 2008, January 26, 2007, May 30, 2006 and July 28, 2005 and must continuously remain effective for a specified term. If we fail to continuously maintain such a registration statement as effective throughout the specified term, the Company may be subject to liability to pay liquidated damages.

With respect to the subsequent closing of the 2008 private placement, we agreed to file a registration statement with the SEC to register the resale of 17,978,724 shares of common stock issuable pursuant to the 2008 private placement, referred to herein as the subsequent registrable shares, within 30 days of the related closing. Also, we agreed to respond to all SEC comment letters as promptly as reasonably possible and to use our best efforts to have the registration statement declared effective within 90 days of the related closing. However, we were unable to register 9,044,649 of the subsequent registrable shares in accordance with the rules and regulations of the SEC. Therefore, we have filed the registration statement with the SEC to register the resale of 8,934,075 subsequent registrable shares issuable pursuant to the 2008 private placement. The registration of these shares became effective on May 5, 2009. In connection with our reduction of subsequent registrable shares being registered on the registration statement, we have agreed with the purchasers to pay, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by the purchasers for the shares that we are not able to register for resale under the registration statement. Such liquidated damages equal $12,703 for each 30 day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments may not exceed 10% of the aggregate purchase price paid by the purchasers, or $127,030, which the Company has recorded as a liability. The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note).

On May 5, 2009, the Company received notice from the Securities Exchange Commission approving the effective registration of 8,934,075 shares.

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

The relative fair value of the warrants issued in the Initial Closing (equaling $467,000), along with the effective beneficial conversion feature of the debt in the Initial Closing of $743,000 (calculated as the difference between the conversion price specified in the Securities Purchase Agreement and the calculated intrinsic value of the conversion feature) total $1,210,000 and are not in excess of the face value of the debt. The Company is using the straight-line method to amortize the debt discount and beneficial conversion feature through the maturity dates of the convertible notes, which result does not differ materially from the effective interest rate method. For the three months ended March 31, 2009, the Company has recorded additional interest expense of $345,000, related to the amortization of the debt discount for the Initial Closing.

The balance of the convertible debt as of March 31, 2009 is summarized as follows:

Face amount	$4,000,000

Total debt discount and beneficial conversion feature	1,900,000
Amortization of debt discount and beneficial conversion feature	1,843,000
Net unamortized debt discount and beneficial conversion feature	57,000
Net debt recorded at March 31, 2009	$3,943,000

On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

Related to the issuance of the initial offer, the Company paid debt finance costs totaling $238,000, which were capitalized as deferred financing costs. These costs were amortized into interest expense using straight line method, which result did not differ materially from the effective interest rate method. For the three months ended March 31, 2009, the Company had recorded expense of approximately $22,000 related to the amortization of the deferred financing costs.

The Company has accounted for the gross proceeds from the Subsequent Closing beginning in the fourth quarter 2008, in a manner comparable to that described above for the Initial Closing.

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

NOTE 4 – CASH EQUIVALENTS

Cash equivalents include certificates of deposit and money market instruments with maturities of three months or less when purchased. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Generally, these deposits may be redeemed and are maintained with high quality financial institutions, therefore reducing credit risk.

NOTE 5 – LOSS PER SHARE

Loss per common share is computed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share is the same as basic loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants, and from the conversion of the convertible notes, would have an anti-dilutive effect because the Company incurred a net loss during each period presented. As of March 31, 2009 and March 31, 2008, there were 44.0 million and 34.8 million common shares, respectively, issuable upon exercise of options and warrants, the vesting of non-vested restricted common stock, and the conversion of the convertible notes, which were excluded from the diluted loss per share computation.

NOTE 6 – STOCK-BASED COMPENSATION

At March 31, 2009, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan, as amended, and the 2006 Equity Incentive Plan, as amended (the “Plans”). On January 17, 2006, the stockholders of the Company, upon the recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock). The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares. These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant. Vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years. As of March 31, 2009, there were approximately 1.8 million shares available for issuance under the Plans.

The Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) effective August 1, 2005 and selected the Black-Scholes method of valuation for share-based compensation. SFAS 123(R) requires that compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R) and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date.

Information with respect to stock option activity for the three months ended March 31, 2009 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	5,467	$1.59	5.4	—
Grants	2,163	0.34	—
Exercises	—	—	—
Forfeitures	(468)	1.35	—

Outstanding at March 31, 2009	7,162	$1.22	5.0	$—

Vested and expected to vest at March 31, 2009	6,996	$1.23	4.9	$—

Exercisable at March 31, 2009	3,854	$1.53	4.1	$—

The Company recorded share-based compensation expense using the fair value method required by SFAS 123(R) of approximately $149,000 or $0.002 per share for the three months ended March 31, 2009 and $217,000 or $0.004 per share, for the three months ended March 31, 2008. All such amounts are included in the Company’s net loss for each period.

On February 6, 2008, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, approved grants of 750,000 shares of restricted common stock to the executive officers of the Company and an additional 350,000 shares of restricted stock to other employees of the Company. The restricted stock was awarded from the Company’s 1998 Stock Option Plan. The restrictions on the restricted stock shall lapse over a three-year period, subject to reduction as follows: (1) in the event of a $5.0 million non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-and-one-half year period; (2) in the event of an additional $5.0 million (or $10.0 million in the aggregate) non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-year period; and (3) in the event of a $20.0 million (or $20.0 million in the aggregate) non-dilutive financing by the Company, the restrictions shall immediately lapse. Additionally, the Board, upon the recommendation of the Compensation Committee, agreed that, in the case of Mr. Ratoff, an additional 200,000 shares of restricted stock shall be granted as follows: (1) upon achieving a $5.0 million non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted; and (2) upon achieving an additional $5.0 million (or $10.0 million in the aggregate) in non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted. The restrictions on such additional shares of restricted stock shall lapse over a three-year period.

A summary of the status of the Company’s non-vested restricted common stock as of March 31, 2009 and changes during the three months ended March 31, 2009 is presented below:

Non-Vested Restricted Common Stock	Shares (000)	Weighted Average Grant-Date Fair Value
January 1, 2009	1,133	$0.51
Cancellations	(120)	$0.47
March 31, 2009	1,013	$0.51

As of March 31, 2009, unamortized share-based compensation expense of $1.4 million remains to be recognized, which is comprised of $0.5 million related to non-performance based stock options to be recognized over a weighted average period of 1.5 years, $0.3 million related to restricted stock to be recognized over a weighted average period of 1.7 years, and $0.6 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended
	March 31, 2009	March 31, 2008

Expected volatility	85%	—
Dividend yield	0%	—
Expected term (years)	3.06	—
Risk-free interest rate	1.7%	—

The above table represents the weighted-average assumptions for all stock options granted during the three months ended March 31, 2009 and March 31, 2008. The Company granted 2.2 million stock options to employees and directors, including 800,000 performance–based stock options, during the three months ended March 31, 2009 and no stock options were granted during the three months ended March 31, 2008. The Company used the following weighed average assumptions in determining the fair value for such performance-based options granted in 2009: expected volatility of 85%; dividend yield of 0%; expected term of 3.06 years; and risk-free interest rate of 1.7%.

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from its current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted was $0.34 during the three months ended March 31, 2009. No options were exercised during the three months ended March 31, 2009 or during the three months ended March 31, 2008.

NOTE 7 - RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

License and Development Agreements with Unrelated Parties

BioAlliance. On May 19, 2008, the Company and BioAlliance Pharma SA or BioAlliance, entered into an agreement where BioAlliance acquired the European rights for NovaDel’s Ondansetron oral spray. Under the terms of the agreement, BioAlliance paid NovaDel a license fee of $3,000,000 upon closing. The Company is eligible for additional milestone payments totaling approximately $24 million (an approval milestone of $5,000,000 and sales-related milestone payments of approximately $19 million) as well as a royalty on net sales. BioAlliance and the Company anticipate collaborating in the completion of development activities for Europe, with BioAlliance responsible for regulatory and pricing approvals and then commercialization throughout Europe. The Company will be responsible for supplying the product. The upfront payment has been included in deferred revenue and is being recognized in income over the term of the agreement (nineteen and one half-years). During the three months ended March 31, 2009, the Company recognized $38,000 of income related to this contract.

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

During the three months ended March 31, 2007, the Company recorded a $360,000 impairment charge to the statement of operations, the only component of other loss, to establish a new cost basis of $140,000 for the investment as of March 31, 2007. The remaining investment balance was written off in the quarter ended September 30, 2007, to reflect the surrender of the Company’s 73,121 shares to Hana in connection with the Amended and Restated License Agreement. The Company may receive additional milestone payments and royalties over the term of the agreement.

Velcera. In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and is being recognized in income over the 20-year term of the agreement. In addition, the Company received an equity stake of 529,500 shares of common stock in Velcera which did not have a material value. Such investment continues to be carried at its cost basis of $0 as of March 31, 2009. In February 2007, Velcera merged with Denali Sciences, Inc., a publicly reporting Delaware corporation. In June 2007, Velcera announced that it had entered into a global license and development agreement with Novartis Animal Health. The agreement called for Novartis Animal Health to develop, register and commercialize a novel canine product utilizing Velcera’s Promist™ platform, which is based on its patented oral spray technology. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. In November 2007, the common stock of the merged companies began trading on the OTC bulletin board. On March 5, 2008, Velcera announced that it had received notice from Novartis Animal Health that it was terminating the agreement, without cause. On October 17, 2008, Velcera announced that it had filed a Form 15 with the SEC, as a result of which Velcera’s obligation to file reports with the SEC has terminated.

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

Other Related Party Transactions

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement is on a month-to-month basis and has compensated Mr. Ratoff at a rate of between $10,000 and $17,500 per month depending upon the amount of his involvement at the Company. The rate as of March 31, 2009 is $17,500 per month. Pursuant to this consulting arrangement, the Company paid Mr. Ratoff $52,500 for the three months ended March 31, 2009 and 2008, respectively, for services rendered during such periods.

Other License and Development Agreements

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

NOTE 8 - OTHER INCOME

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock." EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock." EITF 07-05 is effective as of the beginning of our 2009 fiscal year. The adoption of EITF 07-05 resulted in an adjustment to opening accumulated deficit in the amount of $360,000 to account for the reclassification of the fair value of certain outstanding warrants from stockholders' deficiency to liability. The warrants affected by the adoption of EITF 07-05 expired during the first quarter of 2009 and, as a result, the fair value of the warrant liability was reduced to zero as of the end of the reporting period.

NOTE 9 – SUBSEQUENT EVENTS

On April 28, 2009, the Company executed a lease amendment modifying certain terms to the existing lease. The amendment converts the lease term to month to month commencing on July 1, 2009 with a provision that either party may terminate the lease upon thirty days written notice. The Company has released the lease escrow of $226,000 to the landlord in order to satisfy rent payments through June 30, 2009.

On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments II, L.P. and related entities against the $4.0 million of convertible notes issued during 2008.

Effective April 30, 2009, Deni M. Zodda, Ph.D., Chief Business Officer, Interim Chief Financial Officer and Corporate Secretary of the Company agreed to leave the Company as a result of a reorganization of the executive team. Mr. Zodda has entered into a Separation, Consulting and General Release Agreement under which he will receive a one-time fee of $137,500 and will provide the Company with certain consulting services through October 31, 2009. Steven B. Ratoff, the Company’s Chairman, Interim President and Chief Executive Officer, has been appointed its Interim Chief Financial Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and result of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward looking statements.

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

We have had a history of recurring losses, giving rise to an accumulated deficit as of March 31, 2009 of $77.3 million, as compared to $67.2 million as of March 31, 2008. We have had negative cash flow from operating activities of $1.6 million and $4.0 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, we had negative working capital of $(2.3) million, as compared to $2.1 million as of March 31, 2008, representing a net decrease in working capital of approximately $4.4 million.

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

Despite this reduction in expenditures for clinical activities, we require capital to sustain our existing organization until such time as clinical activities can be resumed. We received $1,475,000 in gross proceeds on May 30, 2008 from the initial closing of a convertible note financing with certain funds affiliated with ProQuest Investments, and received $2,525,000 in gross proceeds on October 17, 2008, from the subsequent closing of such convertible note financing, collectively referred to herein as the 2008 Financing. The convertible notes issued in the initial closing matured on November 30, 2008 and, in the subsequent closing, matured on April 17, 2009. On November 30, 2008, with respect to the initial closing and on April 17, 2009, with respect to the subsequent closing, the noteholders did not convert the convertible notes issued in such closing into shares of common stock or demand payment of the outstanding principal balance, plus accrued and unpaid interest at a rate of 10% per annum. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes at maturity. The convertible notes are secured by all of our assets, other than certain excluded assets. During the second quarter of 2008, we also entered into a European partnership for our ondansetron oral spray with BioAlliance, as a result of which we received an immediate non-refundable license fee of $3,000,000.

We are seeking to raise additional capital in 2009 to fund future development activities through a license agreement or by taking advantage of other strategic opportunities. These opportunities could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us. Our ability to fund operations is also dependent on whether ProQuest Investments, or ProQuest, to which we have issued $4.0 million of secured convertible notes in fiscal 2008, consisting of $1.5 million of notes issued in the initial closing on May 30, 2008, the Initial Closing Notes, and $2.5 million of notes issued in the subsequent closing on October 17, 2008, the Subsequent Closing Notes, demands payment under such notes. Given our current level of spending, if ProQuest demands payment under the Initial Closing Notes and the Subsequent Closing Notes, we will not be able to repay the notes in full, unless we are successful prior to that time in securing funds through new strategic partnerships and/or the sale of common stock or other securities. However, if ProQuest demands payment under the Initial Closing Notes and under the Subsequent Closing notes and we are not successful in securing new funds, we will not have sufficient cash on hand to fund operations. If ProQuest fully converts the Initial Closing Notes and Subsequent Closing notes into shares of our common stock, and we are not successful in securing new funds, we will have sufficient cash on hand to fund operations through third quarter 2009. On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

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

In addition, as of March 31, 2009, we are no longer in compliance with Section 1003(a)(ii) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of our four most recent fiscal years; and Section 1003(a)(i) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two of our three most recent fiscal years. However, as previously noted, the plan that we submitted to the NYSE Amex LLC on June 13, 2008 reasonably demonstrates our ability to attain a stockholders’ equity of $6,000,000 or above by no later than November 16, 2009, which will also address the deficiencies noted in Section 1003(a)(ii) and Section 1003(a)(i).

On January 23, 2009, we were notified by the NYSE Amex LLC that they had granted us an extension until April 17, 2009 to regain compliance with Section 1003(a)(iv) of the NYSE Amex LLC Company Guide. Our deadline to regain compliance with Section 1003(a)(i), (ii) and (iii) remains November 16, 2009. On April 30, 2009, the Company received a letter from NYSE Amex LLC that the Company’s listing on the exchange continues to be extended to the targeted date of November 16, 2009.

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

Highlights for the three months ended March 31, 2009, and additionally through the date of filing of this Quarterly Report on Form 10-Q, include the following:

Other

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

▪

Announced that Michael E. Spicer resigned as Chief Financial Officer and Corporate Secretary, effective April 1, 2009. Our Board of Directors appointed Deni M. Zodda, our Chief Business Officer, to serve as Interim Chief Financial Officer, Principal Financial Officer and Corporate Secretary, effective April 1, 2009. We also hired Joseph M. Warusz as a consultant to serve as Principal Accounting Officer, effective April 1, 2009.

•

On April 28, 2009, the Company executed a lease amendment modifying certain terms to the existing lease. The amendment converts the lease term to month to month commencing on July 1, 2009 with a provision that either party may terminate the lease upon thirty days written notice. The Company has released the lease escrow of $226,000 to the landlord in order to satisfy rent payments through June 30, 2009.

•	On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

•

Effective April 30, 2009, Deni M. Zodda, Ph.D., Chief Business Officer, Interim Chief Financial Officer and Corporate Secretary of Company the agreed to leave the Company resulting from a reorganization of the executive team. Mr. Zodda has entered into a Separation, Consulting and General Release Agreement under which he will receive a one-time fee of $137,500 and will provide the Company with certain consulting services through October 31, 2009. Steven B. Ratoff, the Company’s Chairman, Interim President and Chief Executive Officer, has been appointed its Interim Chief Financial Officer.

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

DEFERRED FINANCING COSTS – We capitalize the costs related to the issuance of our convertible notes, and amortize such deferred costs to interest expense on a straight-line basis over the life of the related notes. We capitalized approximately $238,000 of deferred financing costs associated with the issuance of our convertible notes during 2008. We amortized approximately $22,000 to expense during the three months ended March 31, 2009 and the remaining unamortized amount is $4,000.

WARRANTS ISSUED WITH CONVERTIBLE NOTES – We account for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible notes pursuant to the consensuses for EITF Issue No. 98-5, EITF Issue No. 00-19 and EITF Issue No. 00-27. Such values are determined by allocating an appropriate portion of the proceeds received from the debt instruments to the debt and warrants based on their relative fair value, which was determined using the Black-Scholes model. The Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, on January 1, 2009. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and hedging Activities and or / EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock. The adoption of EITF 07-05 resulted in an adjustment to opening accumulated deficit in the amount of $360,000 to account for the reclassification of the fair value of certain outstanding warrants from stockholders’ deficiency to liability. The warrants affected by the adoption of EITF 07-05 expired during the first quarter of 2009 and, as a result, the fair value of the warrant liability was reduced to zero and recognition of Other Income of $360,000 at the end of the reporting period.

VALUATION OF LONG-LIVED ASSETS – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our long-lived assets as of March 31, 2009 were represented by property and equipment, as we have no intangible assets on our balance sheet. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decrease in the market value of the assets.

The impairment test is based upon a comparison of the estimated undiscounted cash flows to the carrying value of the long-lived assets. If we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management’s best estimate using appropriate assumptions and projections at that time. Net long-lived property and equipment as of March 31, 2009 was $1.3 million. We reviewed our long-lived property and equipment as of March 31, 2009, and have determined that their estimated fair value exceeds the carrying amount of such assets; therefore, we have not recognized an impairment loss for our long-lived property and equipment.

STOCK-BASED COMPENSATION – We have adopted the provisions of SFAS, No. 123, and have selected the Black-Scholes method of valuation for share-based compensation. SFAS 123(R) requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R) and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. Using the fair value method required by SFAS 123(R), we recorded share-based compensation expense of $149,000 or $0.002 per share and $217,000, or $0.004 per share, for the three months ended March 31, 2009 and 2008, respectively. We will continue to incur share-based compensation charges in future periods. As of March 31, 2009, unamortized stock-based compensation expense of $1.4 million remains to be recognized, which is comprised of $0.5 related to non-performance based stock options to be recognized over a weighted average period of 1.5 years, $0.3 related to restricted stock to be recognized over a weighted average period of 1.7 years, and $0.6 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when we determine that it is probable that the milestone will be reached.

We used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended
	March 31, 2009	March 31, 2008

Expected volatility	85%	__
Dividend yield	0%	__
Expected term (years)	3.06	__
Risk-free interest rate	1.7%	__

The above table represents the weighted-average assumptions for all stock options granted during the three months ended March 31, 2009 and March 31, 2008, respectively. We granted 2.2 million stock options during the three months ended March 31, 2009. No stock options were granted during the three months ended March 31, 2008. We used the following weighted average assumptions in determining the fair value for such performance-based options granted in 2008: expected volatility of 85%; dividend yield of 0%; expected term of 3.06 years; and risk-free interest rate of 1.7%.

Expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. We are utilizing a 5% forfeiture rate, which we believe is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. No options were exercised during the three months ended March 31, 2009 or during the three months ended March 31, 2008.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

License fees and milestone fees earned for the three months ended March 31, 2009 were $66,000 as compared to $103,000 for the three months ended March 31, 2008.

Research and development expenses for the three months ended March 31, 2009 were $826,000 as compared to $1,123,000 for the three months ended March 31, 2008. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the three months ended March 31, 2009 and March 31, 2008.

	Three Months Ended
	March 31, 2009	March 31, 2008
NitroMist™	$85,000	$12,000
Zolpimist™	69,000	136,000
Sumatriptan	170,000	(8,000)
Zensana™	5,000	—
Tizanidine	—	29,000
Other research and development costs	78,000	98,000
Internal costs	419,000	856,000
Total research and development expenses	$826,000	$1,123,000

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

Research and development expenses in the three months ended March 31, 2009 decreased primarily as a result of the following items:

•

$67,000 decrease in product development costs for our Zolpimist™ product candidate, as development efforts were substantially completed during the fourth quarter 2007, including filing of an NDA. Costs for zolpidem in the first quarter 2009 related to usage and expired lab supplies;

•	$73,000 increase in costs associated with our NitroMist™ product candidate primarily due to process validation and method transfer activities in the three months ended March 31, 2009;

•	$178,000 increase in product development costs for our Sumatriptan product candidate, due to expired lab supplies;

•	$437,000 decrease in other research and development costs as we substantially reduced our development activities on our product candidate pipeline;

Consulting, selling, general and administrative expenses for the three months ended March 31, 2009 were $1,258,000 as compared to $987,000 for the three months ended March 31, 2008. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The increase in general and administrative expenses is primarily attributable to increased legal fees associated with on-going business development activities and higher allocation of costs previously charged to research and development.

Primarily as a result of the factors described above, total expenses for the three months ended March 31, 2009 were $2,084,000, as compared to $2,110,000 for the three months ended March 31, 2008.

Other income for the three months ended March 31, 2009 was $360,000 which related to the expiration of warrants and the Company’s adoption of EITF 07-05.

Interest expense for the three months ended March 31, 2009 was $486,000 of which $345,000 related to the convertible notes that were issued during the quarter ended December 31, 2008. This included $464,000 related to the amortization of the debt discount related to the beneficial conversion feature and fair value of the warrants, as well as $22,000 related to the amortization of the deferred financing costs.

Interest income for the three months ended March 31, 2009 was $5,000 as compared to $35,000 for the three months ended March 31, 2008 due to lower average cash and short-term investment balances.

The resulting net loss for the three months ended March 31, 2009 was $2,139,000 as compared to $1,972,000 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES  From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of March 31, 2009 of $77,328,000, as compared to $74,829,000 as of December 31, 2008. We have had negative cash flow from operating activities of $1,575,000 and $3,992,000 for the three months ended March 31, 2009 and March 31, 2008, respectively. As of March 31, 2009, we had working capital deficiency of $(2,275,000) as compared to working capital of $2,128,000 as of March 31, 2008, representing a net decrease in working capital of approximately $4,403,000. As explained further below, such decrease is primarily due to the loss for the three months ended March 31, 2009 of $2,139,000.

Net cash used in operating activities was $1,575,000 for the three months ended March 31, 2009, as compared to $3,992,000 for the three months ended March 31, 2008. The $2,417,000 decrease in cash used is primarily due to the following:

•

A slight increase in accounts payable, accrued expenses and other liabilities for the three months ended March 31, 2009, as compared to a $2,372,000 decrease in the three months ended March 31, 2008. The significant decrease during the three months ended March 31, 2008 was related to the payment of expenses generated during the last half of 2007 for development activities.

•

A $368,000 decrease in prepaid expenses and other current assets for the three months ended March 31, 2009, as compared with a $27,000 decrease for the three months ended March 31, 2008. The decrease in 2009 is due primarily to the write-off of certain prepaid operating supplies at our contract manufacturer in Sweden.

•	An increase in net loss from $1,972,000 for the three months ended March 31, 2008 to $2,139,000 for the three months ended March 31, 2009.

We had no cash provided by investing activities for the three months ended March 31, 2009.

Cash used in financing activities was approximately $37,000 for the three months ended March 31, 2009, as compared to $54,000 for the three months ended March 31, 2008.

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

We received $1,475,000 in gross proceeds on May 30, 2008 from the Initial Closing of a convertible note financing with certain funds affiliated with ProQuest Investments, and received $2,525,000 in gross proceeds on October 17, 2008 from the Subsequent Closing of such convertible note financing. The convertible notes issued in the Initial Closing matured on November 30, 2008 and, in the Subsequent Closing, on April 17, 2009. On November 30, 2008, with respect to the Initial Closing and on April 17, 2009, with respect to the Subsequent Closing, the noteholders may either convert the convertible notes issued in such closing into shares of common stock or demand payment of the outstanding principal balance, plus accrued and unpaid interest at a rate of 10% per annum. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes at maturity. The convertible notes are secured by all of our assets, other than certain excluded assets. During the second quarter of 2008, we also entered into a European partnership for our ondansetron oral spray with BioAlliance, as a result of which we received an immediate non-refundable license fee of $3,000,000. Given the current level of spending, and assuming that ProQuest does not convert its notes into common stock, or demand payment under the notes issued in the Initial Closing and the Subsequent Closing, the Company estimates that it will have sufficient cash on hand to fund operations through the third quarter of 2009.

On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

Given the current and continuing downturn in the economy, there can be no assurance that private or public capital will be available to us on favorable terms, or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

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

In addition, as of March 31, 2009, we are no longer in compliance with Section 1003(a)(ii) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of its four most recent fiscal years; and Section 1003(a)(i) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two of its three most recent fiscal years. However, as previously noted, the Plan that we submitted to the NYSE Amex LLC on June 13, 2008 reasonably demonstrates our ability to attain a stockholders’ equity of $6,000,000 or above by no later than November 16, 2009, which will also address the deficiencies noted in Section 1003(a)(ii) and Section 1003(a)(i). On April 30, 2009, the Company received a letter from NYSE Amex LLC that the Company’s listing on the exchange continues to be extended to the targeted date of November 16, 2009. We will be subject to periodic review by the NYSE Amex LLC during the plan periods and must continue to provide the NYSE Amex LLC with updates in conjunction with the initiatives of the plan as appropriate or upon request, and failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period could result in delisting from the NYSE Amex LLC.

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

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate to our employment agreements, consulting agreements, and license agreements with our strategic partners. As previously disclosed, the Company has terminated its employment agreement with Mr. Spicer as of April 1, 2009 upon his resignation, settled its employment agreement obligation with Mr. Zodda upon his departure effective April 30, 2009 and amended its operating lease commitment with Macedo Business Park II, LLC which is set to expire on June 30, 2009. Beginning July 1, 2009, the lease agreement, as amended, will convert to a month to month tenancy of which either party may terminate the lease upon thirty (30) days written notice.

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

We carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2009. Based on this evaluation, Steven B. Ratoff, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective in that they were designed to ensure that material information relating to us is made known to Steven B. Ratoff, our Interim Chief Executive Officer and Interim Chief Financial Officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A. RISK FACTORS

One should carefully consider the following risk factors and all other information contained in this prospectus before investing in our common stock. Investing in our common stock involves a high degree of risk. Any of the following risks could adversely affect our business, financial condition, results of operations, performance, achievements and industry and could result in a complete loss of one’s investment. The risks and uncertainties described below are not the only ones we may face.

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2008, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

We are seeking to raise additional capital in 2009 to fund our operations and future development activities through a license agreement or by taking advantage of other strategic opportunities. These opportunities could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us. Our ability to fund operations is also dependent on whether ProQuest Investments, or ProQuest, to which we have issued $4.0 million of secured convertible notes in fiscal 2008, consisting of $1.5 million of notes issued in the initial closing on May 30, 2008, the Initial Closing Notes, and $2.5 million of notes issued in the subsequent closing on October 17, 2008, the Subsequent Closing Notes, demands payment under such notes. The convertible notes issued in the Initial Closing matured on November 30, 2008 and, in the Subsequent Closing, matured on April 17, 2009. On November 30, 2008, with respect to the Initial Closing, and on April 17, 2009, with respect to the Subsequent Closing, the noteholders did not either convert the convertible notes issued in such closing into shares of common stock or demand payment of the outstanding principal balance, inclusive of accrued and unpaid interest at a rate of 10% per annum. However, on April 29, 2009, we remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes. The convertible notes are secured by all of our assets, other than certain excluded assets.

In addition, we have agreed to pay ProQuest, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by ProQuest for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal $12,703 for each 30-day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments may not exceed 10% of the aggregate purchase price paid by ProQuest, or $127,030. The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note).

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

Given our current level of spending, if ProQuest demands payment under the Initial Closing Notes and the Subsequent Closing Notes, we will not be able to repay the notes in full, unless we are successful prior to that time in securing funds through new strategic partnerships and/or the sale of common stock or other securities. The convertible notes issued in the Initial Closing matured on November 30, 2008 and, in the Subsequent Closing, matured on April 17, 2009. On November 30, 2008, with respect to the Initial Closing, and on April 17, 2009, with respect to the Subsequent Closing, the noteholders did not either convert the convertible notes issued in such closing into shares of common stock or demand payment of the outstanding principal balance, inclusive of accrued and unpaid interest at a rate of 10% per annum. However, on April 29, 2009, we remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes. The convertible notes are secured by all of our assets, other than certain excluded assets.

In addition, we have agreed to pay ProQuest, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by ProQuest for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal $12,703 for each 30-day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments may not exceed 10% of the aggregate purchase price paid by ProQuest, or $127,030. The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note). On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

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

WE ARE A PRE-COMMERCIALIZATION COMPANY, HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM THE SALE OF PRODUCTS TO DATE.

We are a pre-commercialization specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products and do not expect to receive such revenue in the near future. We have no material licensing or royalty revenue or products ready for sale or licensing in the marketplace. This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain U.S. Food and Drug Administration, or FDA, approval and achieve market acceptance of our proposed products and respond to competition. The filing of a New Drug Application, or NDA, with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par’s strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for Zolpimist™, our zolpidem oral spray, was accepted by the FDA. On September 18, 2008, we announced that the FDA had requested an extension of up to three months on our NDA filing for Zolpimist™ in order to complete their review. On December 22, 2008, we announced that we had received approval from the FDA for our NDA for Zolpimist™ for the short-term treatment of insomnia. We are currently investigating strategic partners for both NitroMist™ and Zolpimist™. We cannot be certain as to when to anticipate commercializing and marketing any of our product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future. Since the fourth quarter 2007 and continuing throughout 2008, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. During the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. On October 17, 2008, we closed on the remaining portion of convertible note financing, and received gross proceeds of $2,525,000. In addition, we have agreed to pay ProQuest, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by ProQuest for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal $12,703 for each 30-day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments may not exceed 10% of the aggregate purchase price paid by ProQuest, or $127,030. The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note). On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

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

We had an accumulated deficit as of March 31, 2009 of approximately $77,328,000. We incurred losses in each of our last ten fiscal years, including net losses of approximately $2,139,000 for the three months ended March 31, 2009, $9,586,000 for the year ended December 31, 2008, $16,963,000 for the year ended December 31, 2007, $3,805,000 for the five months ended December 31, 2006 and $10,084,000 for the fiscal year ended July 31, 2006. Additionally, we have reported negative cash flows from operations of approximately $1,575,000 for the three months ended March 31, 2009, $5,533,000 for the year ended December 31, 2008, $15,240,000 for the year ended December 31, 2007, $1,782,000 for the five months ended December 31, 2006 and $8,855,000 for the fiscal year ended July 31, 2006. We anticipate that, even with our limited research and development activities, we could incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

As of May 1, 2009, ProQuest Investments, a significant stockholder, directly and indirectly, of us, beneficially owns approximately 38.1% of our outstanding common stock (assuming exercise of certain warrants held by ProQuest Investments). As such, ProQuest Investments may be deemed to be our affiliate. Mr. Steven B. Ratoff, our Chairman, Interim President, Chief Executive Officer and Interim Chief Financial Officer, has served as a venture partner with ProQuest Investments since December 2004, although he has no authority for investment decisions by ProQuest Investments.

Through December 31, 2008, Dr. Lindsay Rosenwald beneficially owned approximately 5.2% of our outstanding common stock and was deemed to be our affiliate through that time. As an affiliate, Dr. Rosenwald had the ability to designate an individual to serve on our Board of Directors, or the Board, and had exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell was a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald, and in addition Dr. Rosenwald has ceased to be an affiliate of ours, as a result of his disposition of certain shares of our common stock and the expiration of certain warrants to purchase our common stock. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the NYSE Amex LLC, Mr. Lobell has been deemed to be an independent director by our Board as of September 15, 2006. Dr. Rosenwald and Paramount may be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera and Hana Biosciences, each of which company has entered into a license agreement with us. In addition, Paramount has assisted us in the placement of shares in connection with various private placements. As of May 1, 2009, Dr. Rosenwald beneficially owned approximately 2.2% of our outstanding common stock and, therefore, would no longer be considered an affiliate.

OUR BUSINESS AND REVENUE IS DEPENDENT ON THE SUCCESSFUL DEVELOPMENT OF OUR PRODUCTS.

Revenue received from our product development efforts consists of payments by pharmaceutical companies for research and bioavailability studies, pilot clinical trials and similar milestone-related payments. Our future growth and profitability will be dependent upon our ability to successfully raise additional funds to complete the development of, obtain regulatory approvals for and license out or market our product candidates. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by frequent new product introductions. We anticipate that we will incur substantial operating expenses in connection with the development, testing and approval of our product candidates and expect these expenses to result in continuing and significant operating losses until such time, if ever, that we are able to achieve adequate levels of sales or license revenues. We may not be able to raise additional financing, increase revenues significantly, or achieve profitable operations. Since the fourth quarter 2007 and continuing throughout 2008, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. During the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. On October 17, 2008, we closed on the remaining portion of convertible note financing, and received gross proceeds of $2,525,000. On April 29, 2009, we remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued in 2008.

In addition, we have agreed to pay ProQuest, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by ProQuest for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal $12,703 for each 30-day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments may not exceed 10% of the aggregate purchase price paid by ProQuest, or $127,030. The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note). On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

However, we have not yet resumed clinical development activity, as we have not yet determined if it is advisable to resume spending significant resources on our development activities. Given the recent downturn in the economy, there can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities. See “Risk Factors - We Will Require Significant Capital For Product Development And Commercialization In The Near Term” and “Our Strategy Includes Entering Into Collaboration Agreements With Third Parties For Certain of our Product Candidates And We May Require Additional Collaboration Agreements. If We Fail To Enter Into These Agreements Or If We Or The Third Parties Do Not Perform Under Such Agreements, It Could Impair Our Ability To Commercialize Our Proposed Products.”

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of, and obtaining regulatory approvals for, our product candidates. We anticipate that marketing activities for our product candidates, whether by us or one or more of our licensees, if any, will not begin until the second half of the calendar year 2008 at the earliest. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par’s strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for Zolpimist™, our zolpidem oral spray, was accepted by the FDA. On September 18, 2008, we announced that the FDA had requested an extension of up to three months on our NDA filing for Zolpimist™ in order to complete their review. On December 22, 2008, we announced that we had received approval from the FDA for our NDA for Zolpimist™ for the short-term treatment of insomnia. We are currently investigating strategic partners for both NitroMist™ and Zolpimist™. Our partner for Zensana™, Par Pharmaceuticals, recently announced that it had completed bioequivalency studies on Zensana with mixed results, with bioequivalence to reference drug (Zofran® tablets) achieved in some of the studies and not achieved in others. We are working with Par to carefully review and better understand the results from these studies before determining the next steps for Zensana™. Accordingly, it is not anticipated that we will generate any revenues from royalties or sales of our product candidates until regulatory approvals are obtained, if ever, and marketing activities begin. Any one or more of our product candidates may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables. The failure or the delay of any one or more of our proposed product candidates to achieve commercial viability would have a material adverse effect on us. Since the fourth quarter 2007 and continuing throughout 2008, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. During the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance, as a result of which we received an immediate non-refundable license fee of $3,000,000. On October 17, 2008, we closed on the remaining portion of convertible note financing, and received gross proceeds of $2,525,000.

In addition, we have agreed to pay ProQuest, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by ProQuest for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal $12,703 for each 30-day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments may not exceed 10% of the aggregate purchase price paid by ProQuest, or $127,030. The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note). On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

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

WE HAVE NOT COMPLETED PRODUCT DEVELOPMENT.

We have not completed the development of our product candidates and we will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such product candidates must be obtained before the product candidates will become available for commercial sale. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par’s strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for Zolpimist™, our zolpidem oral spray, was accepted by the FDA. On September 18, 2008, we announced that the FDA had requested an extension of up to three months on our NDA filing for Zolpimist™ in order to complete their review. On December 22, 2008, we announced that we had received approval from the FDA for our NDA for Zolpimist™ for the short-term treatment of insomnia. We are currently investigating strategic partners for both NitroMist™ and Zolpimist™. Our partner for Zensana™, Par Pharmaceuticals, recently announced that it had completed bioequivalency studies on Zensana with mixed results, with bioequivalence to reference drug (Zofran® tablets) achieved in some of the studies and not achieved in others. We are working with Par to carefully review and better understand the results from these studies before determining the next steps for Zensana™. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. We may not be able to successfully develop any one or more of our product candidates or develop such product candidates on a timely basis. Further, such product candidates may not be commercially accepted if developed. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of any product candidates, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our business and operations. Furthermore, since the fourth quarter 2007 and continuing throughout 2008, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. During the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance, as a result of which we received an immediate non-refundable license fee of $3,000,000. On October 17, 2008, we closed on the remaining portion of convertible note financing, and received gross proceeds of $2,525,000.

In addition, we have agreed to pay ProQuest, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by ProQuest for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal $12,703 for each 30-day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments may not exceed 10% of the aggregate purchase price paid by ProQuest, or $127,030. The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note). On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the Securities and Exchange Commission, or SEC, and NYSE Amex, or NYSE Amex rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our recent efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment requires the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Our common stock is currently listed for trading on the NYSE Amex LLC, or NYSE Amex, and the continued listing of our common stock on the NYSE Amex is subject to our compliance with a number of listing standards. These listing standards include the requirement for maintaining stockholders’ equity of at least $6,000,000. As of December 31, 2008, our net worth position was a deficit of $2,741,000 and as of December 31, 2007, our net worth position was $4,174,000, which are each below the minimum net worth continued listing requirement. On May 14, 2008, we received a notice from NYSE Amex providing notification that we are not in compliance with Section 1003(a)(iii) of the NYSE Amex Company Guide with stockholder’s equity of less than $6,000,000 and losses from continuing operations and net losses in the five most recent fiscal years and Section 1003(a)(iv) of the NYSE Amex Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether we will be able to continue operations and/or meet our obligations as they mature. We submitted a plan to the NYSE Amex on June 12, 2008 advising of the actions we have taken, and will take, that would bring us into compliance with Section 1003(a)(iii) by November 16, 2009 and Section 1003(a)(iv) by November 14, 2008. On July 30, 2008, NYSE Amex notified us that the NYSE Amex had completed its review of our proposed plan of compliance and supporting documentation and has determined that, although we are not in compliance with the continued listing standards of the NYSE Amex, we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards by the end of the plan periods, which completion dates are November 14, 2008 with respect to Section 1003(a)(iv) and November 16, 2009 with respect to Section 1003(a)(iii). Therefore, the NYSE Amex is continuing our listing pursuant to an extension, subject to certain conditions.

In addition, as of December 31, 2008, we are no longer in compliance with Section 1003(a)(ii) of the NYSE Amex Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of our four most recent fiscal years; and Section 1003(a)(i) of the NYSE Amex Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two of our three most recent fiscal years. However, as previously noted, the plan we submitted to the NYSE Amex on June 13, 2008 reasonably demonstrates our ability to attain a stockholders’ equity of $6,000,000 or above by no later than November 16, 2009, which will also address the deficiencies noted in Section 1003(a)(ii) and Section 1003(a)(i).

On January 23, 2009, we were notified by the NYSE Amex that they had granted us an extension until April 17, 2009 to regain compliance with Section 1003 (a)(iv) of the NYSE Amex Company Guide. Our deadline to regain compliance with Section 1003(a)(i), (ii) and (iii) remains November 16, 2009. On April 30, 2009, the Company received a letter from NYSE, Amex LLC that the Company’s listing on the exchange continues to be extended to the targeted date of November 16, 2009.

There can be no assurance that we will be able to make progress consistent with our plan to regain compliance with NYSE Amex’s continued listing standards in a timely manner, or at all. We may appeal a staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the NYSE Amex Company Guide.

On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. We received $1,475,000 in gross proceeds on May 30, 2008 from the Initial Closing of a convertible note financing with certain funds affiliated with ProQuest Investments and received $2,525,000 in gross proceeds on October 17, 2008 from the Subsequent Closing of such convertible note financing. The convertible notes issued in the Initial Closing mature on November 30, 2008 and, in the Subsequent Closing, mature on April 17, 2009. On November 30, 2008, with respect to the Initial Closing and on April 17, 2009, with respect to the Subsequent Closing, the noteholders may either convert the convertible notes in such closing into shares of common stock or demand payment of the outstanding principal balance, plus accrued and unpaid interest at a rate of 10% per annum. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes at maturity. On April 29, 2009, we remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued in 2008. During the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance, as a result of which we received an immediate non-refundable license fee of $3,000,000. We may also enter into additional agreements during 2009. The combined amounts of such agreements are not sufficient to cure the deficiency in net worth position as of December 31, 2007 and December 31, 2008. We are currently reviewing several alternative sources of capital, which if successfully implemented may allow us to satisfy the NYSE Amex listing standards. There can be no assurances that we will be able to obtain any additional capital, or on terms favorable to us, or that we will be able to maintain our continued listing on the NYSE Amex.

If our common stock were no longer listed on the NYSE Amex, investors might only be able to trade on the OTC Bulletin Board® or in the Pink Sheets® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

WE ARE INFLUENCED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of May 1, 2009, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 39.9% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, ProQuest Investments has the ability to exert significant influence over matters submitted to our stockholders for approval. Such positions may discourage or prevent any proposed takeover of us, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices. Our directors, executive officers and principal stockholders may influence corporate actions, including influencing elections of directors and significant corporate events.

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

Our common stock has been listed for quotation on the NYSE Amex since May 11, 2004 under the symbol “NVD.” Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the twelve-month period ended March 31, 2009, the closing price of our common stock has ranged from $0.06 to $0.46. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the twelve-month period ended December 31, 2008, the average daily trading volume in our common stock was approximately 407,210 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

BECAUSE THE AVERAGE DAILY TRADING VOLUME OF OUR COMMON STOCK IS LOW, THE ABILITY TO SELL OUR SHARES IN THE SECONDARY TRADING MARKET MAY BE LIMITED.

Because the average daily trading volume of our common stock on the NYSE Amex is low, the liquidity of our common stock may be impaired. As a result, prices for shares of our common stock may be lower than might otherwise prevail if the average daily trading volume of our common stock was higher. The average daily trading volume of our common stock may be low relative to the stocks of exchange-listed companies, which could limit investors’ ability to sell shares in the secondary trading market.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of May 1, 2009, there were 60,911,374 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants, or the conversion of our convertible notes. As of May 1, 2009, we had outstanding stock options and warrants to purchase approximately 27.1 million shares of common stock, the exercise prices of which range between $0.21 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

In addition, and not included in the above, on May 6, 2008, we entered into a binding Securities Purchase Agreement with the Purchasers, as amended, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. In connection with this agreement, $1,475,000 of secured convertible notes and accompanying warrants were funded on May 30, 2008. The convertible notes are convertible into 5,000,000 shares of our common stock. We issued 3,000,000 warrants, which have an exercise price of $0.369 per share, and are included in the total outstanding stock options and warrants to purchase approximately 27.1 million shares of common stock as of May 1, 2009 noted above.

On October 17, 2008, an additional $2,525,000 of secured convertible notes and accompanying warrants were funded. The convertible notes are convertible into 10,744,681 shares of our common stock. We issued 6,446,809 warrants, which have an exercise price of $0.294 per share, and are included in the total outstanding stock options and warrants to purchase approximately 27.1 million shares of common stock as of May 1, 2009 noted above.

The following table provides an overview of our stock options and corresponding plans:

Plan	Shares Authorized	Options Outstanding at May 1, 2009	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	40,000	—	Plan Closed
1997 Stock Option Plan	500,000	50,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	1,789,000	1,315,000	—
2006 Equity Incentive Plan	6,000,000	4,552,000	518,000	—
Non-Plan	n/a	581,000	—	—
Total	10,400,000	7,012,000	1,833,000

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

As of May 1 2009, we have 60,911,374 shares of common stock issued and outstanding and approximately 27.1 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In addition, and not included in the above, on May 6, 2008, we entered into a binding Securities Purchase Agreement with the Purchasers, as amended, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. In connection with this agreement, $1,475,000 of secured convertible notes and accompanying warrants were funded on May 30, 2008. The convertible notes are convertible into 5,000,000 shares of our common stock. We issued 3,000,000 warrants, which have an exercise price of $0.369 per share, and are included in the total outstanding stock options and warrants to purchase approximately 27.1 million shares of common stock noted above. On October 17, 2008, $2,525,000 of additional secured convertible notes and accompanying warrants were funded. The convertible notes are convertible into 10,744,681 shares of our common stock, and an additional 6,446,809 warrants were issued with an exercise price of $0.294 per share, which warrants are included in the 27.1 million shares of common stock for options and warrants noted above. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

With respect to the subsequent closing of the 2008 private placement, we agreed to file a registration statement with the SEC to register the resale of 17,978,724 shares of common stock issuable pursuant to the 2008 private placement, referred to herein as the subsequent registrable shares, within 30 days of the related closing. Also, we agreed to respond to all SEC comment letters as promptly as reasonably possible and to use our best efforts to have the registration statement declared effective within 90 days of the related closing. However, we were unable to register 9,044,649 of the subsequent registrable shares in accordance with the rules and regulations of the SEC. Therefore, we are filing the registration statement with the SEC to register the resale of 8,934,075 subsequent registrable shares issuable pursuant to the 2008 private placement. There is no guarantee that the SEC will declare the registration statement effective. In connection with our reduction of subsequent registrable shares being registered on the registration statement, we have agreed with the purchasers to pay, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by the purchasers for the shares that we are not able to register for resale under the registration statement. Such liquidated damages equal $12,703 for each 30 day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments may not exceed 10% of the aggregate purchase price paid by the purchasers, or $127,030. The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note).

ITEM 5. OTHER EVENTS

Michael E. Spicer resigned as Chief Financial Officer and Corporate Secretary, effective April 1, 2009. Our Board of Directors appointed Deni M. Zodda, our Chief Business Officer, to serve as Interim Chief Financial Officer, Principal Financial Officer and Corporate Secretary, effective April 1, 2009. We also hired Joseph M. Warusz as a consultant to serve as Principal Accounting Officer, effective April 1, 2009.

On April 28, 2009, we executed a lease amendment modifying certain terms to the existing lease. The amendment converts the lease term to month to month commencing on July 1, 2009 with a provision that either party may terminate the lease upon thirty days written notice. We have released the lease escrow of $226,000 to the landlord in order to satisfy rent payments through June 30, 2009.

On April 29, 2009, we remitted $1.0 million to ProQuest Investments II, L.P. and related entities against the $4.0 million of convertible notes issued during 2008.

Effective April 30, 2009, Deni M. Zodda, Ph.D., Chief Business Officer, Interim Chief Financial Officer and Corporate Secretary of the Company agreed to leave the company resulting from a reorganization of the executive team. Mr. Zodda has entered into a Separation, Consulting and General Release Agreement under which he will receive a one-time fee of $137,500 and will provide the Company with certain consulting services through October 31, 2009. Steven B. Ratoff, our Chairman, Interim President and Chief Executive Officer, has been appointed our Interim Chief Financial Officer.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1

Certification of the Interim President, Chief Executive Officer and Interim Chief Financial Officer under 18 USC 1350, Section 1330 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: May 15, 2009	By:	/s/ STEVEN B. RATOFF
Steven B. Ratoff
Interim President, Chief Executive Officer and Interim Chief Financial Officer
(principal executive officer) (principal financial officer)