Form 10-Q
period 2009-06-30
NOVADEL PHARMA INC
filed 2009-08-12
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 3, 2009, the issuer had 61,706,374 shares of common stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVADEL PHARMA INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	June 30, 2009 (unaudited)	December 31, 2008 (Note 2)
Current Assets:
Cash and cash equivalents	$493,000	$4,328,000
Assets held-for-sale	299,000	299,000
Deferred financing costs, net of accumulated amortization of $238,000 and $213,000, respectively	—	25,000
Prepaid expenses and other current assets	388,000	958,000
Total Current Assets	1,180,000	5,610,000

Property and equipment, net	1,146,000	1,447,000
Other assets	32,000	259,000

TOTAL ASSETS	$2,358,000	$7,316,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Secured convertible notes payable, net of unamortized debt discount of zero and $403,000, respectively	$3,000,000	$3,597,000
Accounts payable	326,000	654,000
Accrued expenses and other current liabilities	1,159,000	924,000
Current portion of deferred revenue	266,000	266,000
Current portion of capital lease obligations	51,000	122,000
Total Current Liabilities	4,802,000	5,563,000

Non-current portion of deferred revenue	4,335,000	4,468,000
Non-current portion of capital lease obligations	9,000	26,000

Total Liabilities	9,146,000	10,057,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 200,000,000, issued 60,706,374 and 60,692,260 shares at June 30, 2009 and December 31, 2008, respectively	61,000	60,000
Additional paid-in capital	72,186,000	72,034,000
Accumulated deficit	(79,029,000)	(74,829,000)
Less: treasury stock, at cost, 3,012 shares	(6,000)	(6,000)
Total Stockholders’ Deficiency	(6,788,000)	(2,741,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,358,000	$7,316,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
License Fees and Milestone Fees Earned	$67,000	$51,000	$133,000	$154,000

Research and Development Expenses	624,000	1,323,000	1,450,000	2,446,000
Consulting, Selling, General and Administrative Expenses	936,000	1,322,000	2,194,000	2,309,000
Loss on Assets Held-for-Sale		342,000		342,000

Total Expenses	1,560,000	2,987,000	3,644,000	5,097,000

Loss From Operations	(1,493,000)	(2,936,000)	(3,511,000)	(4,943,000)

Other Income / (Expense)	(59,000)	—	301,000	—
Interest Expense	(150,000)	(294,000)	(636,000)	(294,000)
Interest Income	1,000	28,000	6,000	63,000

Net Loss	$(1,701,000)	$(3,202,000)	$(3,840,000)	$(5,174,000)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.05)	$(0.06)	$(0.09)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Common Share	60,081,374	59,592,260	59,987,277	59,592,260

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficiency
BALANCE, December 31, 2008	60,692,260	$60,000	$72,034,000	$(74,829,000)	$(6,000)	$(2,741,000)
Share-based compensation expense			153,000			153,000
Cumulative effect for the adoption of EITF 07-05				(360,000)		(360,000)
Restricted stock cancelled	(475,000)
Cashless exercise of warrants	489,114	1,000	(1,000)
Net loss				(3,840,000)		(3,840,000)

BALANCE, June 30, 2009	60,706,374	$61,000	$72,186,000	$(79,029,000)	$(6,000)	$(6,788,000)

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

(UNAUDITED)

	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,840,000)	$(5,174,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	153,000	416,000
Expiration of warrants	(360,000)
Amortization of debt discount and deferred financing fees	428,000	249,000
Depreciation and amortization	201,000	275,000
Loss on disposition of fixed assets	59,000	342,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	570,000	443,000
Other assets	227,000	75,000
Accounts payable	(328,000)	(1,016,000)
Accrued expenses and other current liabilities	235,000	(1,280,000)
Deferred revenue	(133,000)	2,921,000
Net cash used in operating activities	(2,788,000)	(2,749,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	41,000	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	1,475,000
Deferred financing costs	—	(195,000)
Payments of convertible note obligation	(1,000,000)	—
Payments of capital lease obligations	(88,000)	(95,000)
Net cash (used in) provided by financing activities	(1,088,000)	1,185,000
DECREASE IN CASH AND CASH EQUIVALENTS	(3,835,000)	(1,564,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,328,000	6,384,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$493,000	$4,820,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Warrants – discount and beneficial conversion feature	$—	1,210,000

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

The Company has reported a net loss of $3,840,000 and $5,174,000 and negative cash flows from operating activities of $2,788,000 and $2,749,000 for the six months ended June 30, 2009 and June 30, 2008, respectively. As of June 30, 2009, the Company had negative working capital of $3,622,000 and cash and cash equivalents of $493,000. Until and unless the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved product candidates by partners. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favorable to it. During the fourth quarter of 2007 and continuing through the current date, the Company significantly reduced clinical development activities on its product candidate pipeline, as it did not believe that it had sufficient cash to sustain such activities. Despite this reduction in expenditures for clinical activities, the Company requires capital to sustain its existing organization until such time as clinical activities can be resumed. The Company received $1,475,000 in gross proceeds on May 30, 2008 from the Initial Closing of a convertible note financing with certain funds affiliated with ProQuest Investments and received $2,525,000 in gross proceeds on October 17, 2008 from the Subsequent Closing of such convertible note financing. The convertible notes issued in the Initial Closing matured on November 30, 2008 and, in the Subsequent Closing, matured on April 17, 2009. On November 30, 2008, with respect to the Initial Closing, and on April 17, 2009, with respect to the Subsequent Closing, the noteholders did not either convert the convertible notes issued in such closing into shares of common stock or demand payment of the outstanding principal balance, plus accrued and unpaid interest at a rate of 10% per annum. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes. The convertible notes are secured by all of the assets of the Company, other than certain excluded assets. On April 29, 2009, the Company remitted $1,000,000 to ProQuest Investments and related entities against the $4,000,000 of convertible notes issued during 2008.

On July 16, 2009, the Company received approval from the NYSE AMEX to issue up to 12,000,000 shares over the next twelve (12) months. On July 17, 2009, the Company executed an initial closing with Seaside 88, LP receiving approximately $114,000 in gross proceeds for issuance of 500,000 shares. The Company has entered into an agreement with Seaside 88, LP to purchase common shares in a series of closings every two weeks in the amount of 500,000 shares each for a total of up to 26 purchases.

At the Company’s current level of spending, which excludes any product development efforts, assuming that ProQuest does not convert its notes into common stock or demand payment under the notes issued in the Initial Closing, and assuming that 12,000,000 shares are issued in accordance with the common stock purchase agreement at the current floor price with Seaside 88 LLP, the Company estimates that it will have sufficient cash on hand to fund operations through June 2010.

The Company may also determine that it is appropriate to increase development activities on its product candidate pipeline. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations through the second quarter of 2010. The Company may choose to raise additional capital in 2009 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities.

Given the recent and continuing downturn in the economy, uncertainty in the financial community, and the Company’s current cash position, there can be no assurance that additional public or private capital will be available to the Company on favorable terms, or at all. There are a number of risks and uncertainties related to its attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability, if ever.

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

In addition, as of June 30, 2009, the Company is no longer in compliance with Section 1003(a)(ii) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of its four most recent fiscal years; and Section 1003(a)(i) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two of its three most recent fiscal years. However, as previously noted, the plan submitted by the Company to the NYSE Amex LLC on June 13, 2008 reasonably demonstrates the Company’s ability to attain a stockholders’ equity of $6,000,000 or above by no later than November 16, 2009, which will also address the deficiencies noted in Section 1003(a)(ii) and Section 1003(a)(i). On April 30, 2009, the Company received a letter from NYSE, Amex LLC that the Company’s listing on the exchange continues to be extended to the targeted date of November 16, 2009.

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

The Company’s obligations under the convertible notes are secured by all of its assets and intellectual property, with the exception of certain excluded assets, as evidenced by the Security and Pledge Agreement, executed on May 6, 2008. Excluded assets of the Company are (i) those assets that are the subject of its existing capital leases (approximately $333,000 in net book value of fixed assets as of June 30, 2009, on which $60,000 of capital lease obligations exist at June 30, 2009); (ii) the assets marked as “Assets held for sale” on its balance sheets as of December 31, 2008 and June 30, 2009, which represented assets associated with our NitroMist™ product which is currently being targeted for sale, the amount for which was $299,000 as of June 30, 2009; and (iii) the assets marked as “other assets” on its balance sheets as of June 30, 2009 and December 31, 2008, which represented restricted cash held as security for its letters of credit and leased assets, the amount for which was $32,000 and $259,000 respectively.

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

The relative fair value of the warrants issued in the Initial Closing (equaling $467,000), along with the effective beneficial conversion feature of the debt in the Initial Closing of $743,000 (calculated as the difference between the conversion price specified in the Securities Purchase Agreement and the calculated intrinsic value of the conversion feature) total $1,210,000 and are not in excess of the face value of the debt. The Company is using the straight-line method to amortize the debt discount and beneficial conversion feature through the maturity dates of the convertible notes, which result does not differ materially from the effective interest rate method. For the six months ended June 30, 2009, the Company has recorded additional interest expense of $403,000, related to the amortization of the debt discount for the Initial Closing.

The balance of the convertible debt as of June 30, 2009 is summarized as follows:

Face amount	$3,000,000

Total debt discount and beneficial conversion feature	1,900,000
Amortization of debt discount and beneficial conversion feature	1,900,000
Net unamortized debt discount and beneficial conversion feature	-
Net debt recorded at June 30, 2009	$3,000,000

On April 29, 2009, the Company remitted $1,000,000 to ProQuest Investments and related entities against the $4,000,000 of convertible notes issued during 2008.

Related to the issuance of the initial offer, the Company paid debt finance costs totaling $238,000, which were capitalized as deferred financing costs. These costs were amortized into interest expense using straight line method, which result did not differ materially from the effective interest rate method. For the six months ended June 30, 2009, the Company had recorded expense of $25,000 related to the amortization of the deferred financing costs.

The Company has accounted for the gross proceeds from the Subsequent Closing beginning in the fourth quarter 2008, in a manner comparable to that described above for the Initial Closing.

The $1,475,000 in gross proceeds from the Initial Closing, and the $2,525,000 in gross proceeds from the Subsequent Closing, were deposited into a new bank account with an account control agreement which provides that the bank will comply with the withdrawal requests originated by the Company without further consent by the Purchasers. However, if Purchasers notify the bank that the Purchasers will exercise exclusive control over the account due to an event of default on the convertible notes (a “Notice of Exclusive Control”), the bank is required to cease complying with withdrawal requests or other directions concerning the account originated by the Company. This agreement was signed by NovaDel, Purchasers and the bank. The parties entered into this agreement to perfect the Purchasers’ security interest in this account. There is no provision for the bank to monitor or restrict the use of proceeds for a particular purpose, absent a Notice of Exclusive Control as described above. Accordingly, this agreement is no different than any other collateral lien on assets. Therefore, the Company has classified these funds as part of cash and cash equivalents. As of June 30, 2009, the balance in this account is zero.

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

NOTE 5 – LOSS PER SHARE

Loss per common share is computed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share is the same as basic loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants, and from the conversion of the convertible notes, would have an anti-dilutive effect because the Company incurred a net loss during each period presented. As of June 30, 2009 and June 30, 2008, there were 25,700,000 and 43,300,000 common shares, respectively, issuable upon exercise of options and warrants, the vesting of non-vested restricted common stock, and the conversion of the convertible notes, which were excluded from the diluted loss per share computation.

NOTE 6 – STOCK-BASED COMPENSATION

At June 30, 2009, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan, as amended, and the 2006 Equity Incentive Plan, as amended (the “Plans”). On January 17, 2006, the stockholders of the Company, upon the recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock). The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares. These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant. Vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years. As of June 30, 2009, there were approximately 3,400,000 shares available for issuance under the Plans.

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

Information with respect to stock option activity for the six months ended June 30, 2009 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)		Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	5,467	$1.59	5.4		—
Grants	2,163	0.34	—
Exercises	—	—	—
Forfeitures	(2,007)	1.45	—

Outstanding at June 30, 2009	5,623	$1.15	4.5		$—

Vested and expected to vest at June 30, 2009	5,503	$1.16	4.5		$—

Exercisable at June 30, 2009	3,241	$1.46	3.8	$

The Company recorded share-based compensation expense using the fair value method required by SFAS 123(R) of approximately $4,000 or $0.000 per share, and $152,000 or $0.003 per share, for the three and six months ended June 30, 2009, respectively, and $199,000 or 0.003 per share, and $416,000 or $0.010 per share, for the three and six months ended June 30, 2008, respectively. All such amounts are included in the Company’s net loss for each period. Share-based compensation expense for the current quarter and year-to-date was reduced due to headcount reductions taken during the second quarter of 2009.

On February 6, 2008, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, approved grants of 750,000 shares of restricted common stock to the executive officers of the Company and an additional 350,000 shares of restricted stock to other employees of the Company. The restricted stock was awarded from the Company’s 1998 Stock Option Plan. The restrictions on the restricted stock shall lapse over a three-year period, subject to reduction as follows: (1) in the event of a $5.0 million non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-and-one-half year period; (2) in the event of an additional $5.0 million (or $10.0 million in the aggregate) non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-year period; and (3) in the event of a $20.0 million (or $20.0 million in the aggregate) non-dilutive financing by the Company, the restrictions shall immediately lapse. Additionally, the Board, upon the recommendation of the Compensation Committee, agreed that, in the case of Mr. Ratoff, an additional 200,000 shares of restricted stock shall be granted as follows: (1) upon achieving a $5.0 million non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted; and (2) upon achieving an additional $5.0 million (or $10.0 million in the aggregate) in non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted. The restrictions on such additional shares of restricted stock shall lapse over a three-year period. However, the Company did not achieve such non-dilutive financings on or before December 31, 2008 and, as a result, the additional shares of restricted common stock were not granted to Mr. Ratoff.

A summary of the status of the Company’s non-vested restricted common stock as of June 30, 2009 and changes during the six months ended June 30, 2009 is presented below:

Non-Vested Restricted Common Stock	Shares (000)	Weighted Average Grant-Date Fair Value
January 1, 2009	1,133	$0.51
Cancellations	(475)	$0.47
June 30, 2009	658	$0.53

As of June 30, 2009, unamortized share-based compensation expense of $0.9 million remains to be recognized, which is comprised of $0.4 million related to non-performance based stock options to be recognized over a weighted average period of 1.2 years, $0.2 million related to restricted stock to be recognized over a weighted average period of 1.6 years, and $0.3 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Expected volatility	—	—	85%	—
Dividend yield	—	—	0%	—
Expected term (years)	—	—	3.06%	—
Risk-free interest rate	—	—	1.7%	—

The above table represents the weighted-average assumptions for all stock options granted during the three and six months ended June 30, 2009 and June 30, 2008. The Company did not grant any stock options during the three months ended June 30, 2009, however granted 2.2 million stock options to employees and directors, including 800,000 performance-based stock options during the six months ended June 30, 2009, including performance-based options. The Company used the following weighed average assumptions in determining the fair value for such performance-based options granted in 2009: expected volatility of 85%; dividend yield of 0%; expected term of 3.06 years; and risk-free interest rate of 1.7%.

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from its current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted was $0.34 during the six months ended June 30, 2009. No options were exercised during the three months ended June 30, 2009 or during the three months ended June 30, 2008.

NOTE 7 - RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

License and Development Agreements with Unrelated Parties

BioAlliance. On May 19, 2008, the Company and BioAlliance Pharma SA or BioAlliance, entered into an agreement where BioAlliance acquired the European rights for NovaDel’s Ondansetron oral spray. Under the terms of the agreement, BioAlliance paid NovaDel a license fee of $3,000,000 upon closing. The Company is eligible for additional milestone payments totaling approximately $24 million (an approval milestone of $5,000,000 and sales-related milestone payments of approximately $19 million) as well as a royalty on net sales. BioAlliance and the Company anticipate collaborating in the completion of development activities for Europe, with BioAlliance responsible for regulatory and pricing approvals and then commercialization throughout Europe. The Company will be responsible for supplying the product. The upfront payment has been included in deferred revenue and is being recognized in income over the term of the agreement (nineteen and one half-years). During the three months ended June 30, 2009, the Company recognized $38,462 of income related to this contract.

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

Other Related Party Transactions

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement is on a month-to-month basis and has compensated Mr. Ratoff at a rate of between $10,000 and $17,500 per month depending upon the amount of his involvement at the Company. The rate as of June 30, 2009 is $17,500 per month. Pursuant to this consulting arrangement, the Company paid Mr. Ratoff $52,500 and $105,000 for the three and six months ended June 30, 2009, respectively, and $52,500 and $105,000 for the three and six months ended June 30, 2008, respectively, for services rendered during such periods. Additionally, Mr. Ratoff is a private investor in, and since December 2004 has served as a venture partner with, ProQuest Investments.

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

NOTE 8 – OTHER INCOME / (EXPENSE)

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 is effective as of the beginning of our 2009 fiscal year. The adoption of EITF 07-05 resulted in an adjustment to opening accumulated deficit in the amount of $360,000 to account for the reclassification of the fair value of certain outstanding warrants from stockholders’ deficiency to liability. The warrants affected by the adoption of EITF 07-05 expired during the first quarter of 2009 and, as a result, the fair value of the warrant liability was reduced to zero as of the end of the reporting period. Also included in Other Income / (Expense) is a loss on the sale of fixed assets of $59,000.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB amended FASB Statement No, 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods and APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods effective for interim reporting periods ending after June 15, 2009. The adoption of FASB 107-1 and APB 28-1 did not have a material impact on our results from operations or on our financial condition. Financial instruments include cash and cash equivalents, short-term investments, and accounts payable. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for us beginning with the interim period ended June 30, 2009, and did not have a material impact on our results from operations or on our financial condition. We evaluated subsequent events through the time of filing these financial statements with the SEC on August 12, 2009.

NOTE 10 – SUBSEQUENT EVENTS

On July 17, 2009, the Company had its initial closing of the Offering pursuant to which Seaside purchased 500,000 shares of the Company’s Common Stock at a price per share of $0.23 having an aggregate value of approximately $114,000 and net proceeds of approximately $91,000 after deducting direct expenses. Additionally on July 31, 2009, the Company had another closing of the Offering of which Seaside purchased 500,000 shares of the Company’s at a price per share of $0.22 having an aggregate value of approximately $112,000 and net proceeds of approximately $107,000 after deducting direct expenses.

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

GENERAL

NovaDel Pharma Inc. is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed drugs. Our proprietary technology offers, in comparison to conventional oral dosage forms, the potential for faster absorption of drugs into the bloodstream leading to quicker onset of therapeutic effects and possibly lower doses. Oral sprays eliminate the requirement for water or the need to swallow, potentially improving patient convenience and compliance. Our oral spray technology is focused on addressing unmet medical needs for a broad array of existing and future pharmaceutical products. Our most advanced oral spray candidates target angina, nausea, insomnia, migraine headaches and disorders of the central nervous system. We plan to develop these and other products independently and through collaborative arrangements with pharmaceutical and biotechnology companies. Currently, we have eight patents which have been issued in the U.S. and 69 patents which have been issued outside of the U.S. Additionally, we have over 90 patents pending around the world. We look for drug compounds that are off patent or are coming off patent in the near future, and we formulate these compounds in conjunction with our proprietary drug delivery method.  Once formulated, we file for new patent applications on these formulated compounds that comprise our product candidates.  Our patent portfolio includes patents and patent applications with claims directed to the pharmaceutical formulations, methods of use and methods of manufacturing for our product candidates.

We have had a history of recurring losses, giving rise to an accumulated deficit as of June 30, 2009 of $79,029,000, as compared to $74,829,000 as of December 31, 2008. We have had negative cash flow from operating activities of $2,788,000 and $2,749,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, we had negative working capital of $3,622,000, as compared to $47,000 as of December 31, 2008, representing a net decrease in working capital of approximately $3,575,000.

Since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities.

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

We are seeking to raise additional capital in 2009 to fund future development activities through a license agreement or by taking advantage of other strategic opportunities. These opportunities could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us. Our ability to fund operations is also dependent on whether ProQuest Investments, or ProQuest, to which we have $3.0 million of outstanding secured convertible notes relating to fiscal 2008, now consist of $.5 million of notes issued in the initial closing on May 30, 2008, the Initial Closing Notes, and $2.5 million of notes issued in the subsequent closing on October 17, 2008, the Subsequent Closing Notes, demands payment under such notes. This reflects $1.0 million payment made to ProQuest Investments on April 29, 2009. Given our current level of spending, if ProQuest demands payment under the Initial Closing Notes and the Subsequent Closing Notes, we will not be able to repay the notes in full, unless we are successful prior to that time in securing funds through new strategic partnerships and/or the sale of common stock or other securities. However, if ProQuest demands payment under the Initial Closing Notes and under the Subsequent Closing notes and we are not successful in securing new funds, we will not have sufficient cash on hand to fund operations. If ProQuest fully converts the Initial Closing Notes and Subsequent Closing notes into shares of our common stock, and we are not successful in securing new funds, we will have sufficient cash on hand to fund operations through third quarter 2009.

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

Given the recent downturn in the economy, uncertainty in the financial community, and our current cash position, there can be no assurance that public or private capital will be available to us on favorable terms, or at all. There are a number of risks and uncertainties related to our attempt to complete a financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

Our audited financial statements for the fiscal year ended December 31, 2008 were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that have been generated from the 2008 Financing, along with the $3,000,000 non-refundable license fee received from BioAlliance, the recent Common Stock Purchase Agreement (the "Agreement") with Seaside 88, LP ("Seaside") relating to the offering and sale of a total of up to 13,000,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the "Common Stock") (the Offering”) and any additional potential cash inflows that may be received during 2009, will improve our ability to continue our operations as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

In addition, as of June 30, 2009, we are no longer in compliance with Section 1003(a)(ii) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of our four most recent fiscal years; and Section 1003(a)(i) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two of our three most recent fiscal years. However, as previously noted, the plan that we submitted to the NYSE Amex LLC on June 13, 2008 reasonably demonstrates our ability to attain a stockholders’ equity of $6,000,000 or above by no later than November 16, 2009, which will also address the deficiencies noted in Section 1003(a)(ii) and Section 1003(a)(i).

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

Highlights for the six months ended June 30, 2009, and additionally through the date of filing of this Quarterly Report on Form 10-Q, include the following:

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

•

Effective April 30, 2009, Deni M. Zodda, Ph.D., Chief Business Officer, Interim Chief Financial Officer and Corporate Secretary of the Company, agreed to leave the Company resulting from a reorganization of the executive team. Mr. Zodda has entered into a Separation, Consulting and General Release Agreement under which he will receive a one-time fee of $137,500 and will provide the Company with certain consulting services through October 31, 2009. Steven B. Ratoff, the Company’s Chairman, Interim President and Chief Executive Officer, has been appointed its Interim Chief Financial Officer.

•

On June 26, 2009, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with Seaside 88, LP ("Seaside") relating to the offering and sale of a total of up to 13,000,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the "Common Stock") (the Offering”). The Agreement requires the Company to issue and sell, and Seaside to purchase, 500,000 shares of the Company’s Common Stock once every two (2) weeks, subject to the satisfaction of customary closing conditions, for twenty-six (26) closings over a fifty-two (52) week period.

•

On July 17, 2009, the Company had its initial closing of the Offering pursuant to which Seaside purchased 500,000 shares of the Company’s Common Stock at a price per share of $0.23 having an aggregate value of approximately $114,000. The Company received net proceeds of approximately $91,000 after deducting direct expenses related to the initial close of approximately $23,000. Additionally, on July 31, 2009, the Company had another closing of the Offering of which Seaside purchased 500,000 shares of the Company’s common stock at a price per share of $0.22 having an aggregate value of approximately $112,000 and net proceeds of approximately $107,000 after deducting direct expenses.

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

We believe NVD-201 may provide clinical benefits to migraine sufferers including, possibly, faster relief than Imitrex® tablets as well as greater tolerability than triptan nasal sprays. Further, if proven to be safe and effective, we believe NVD-201 may be attractive to patients who have trouble taking oral medications due to nausea and vomiting caused by the migraine attack. Previously, we were targeting an NDA submission for our sumatriptan product candidate in the first half of calendar 2008; however, due primarily to funding constraints, at the present time, we are unable to make predictions for this program relative to sufficient funding, timing, future strategic partnerships, regulatory pathway or approval with the FDA. Since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain other activities. As of the current date, we have not yet secured sufficient additional financing, and have therefore not resumed clinical development activity. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

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

DEFERRED FINANCING COSTS – We capitalize the costs related to the issuance of our convertible notes, and amortize such deferred costs to interest expense on a straight-line basis over the life of the related notes. We capitalized approximately $238,000 of deferred financing costs associated with the issuance of our convertible notes during 2008. We amortized approximately $25,000 to expense during the six months ended June 30, 2009 which now these costs are fully amortized.

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

The impairment test is based upon a comparison of the estimated undiscounted cash flows to the carrying value of the long-lived assets. If we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management’s best estimate using appropriate assumptions and projections at that time. Net long-lived property and equipment as of June 30, 2009 was $1,146,000 million. We reviewed our long-lived property and equipment as of June 30, 2009, and have determined that their estimated fair value exceeds the carrying amount of such assets; therefore, we have not recognized an impairment loss for our long-lived property and equipment.

STOCK-BASED COMPENSATION – We have adopted the provisions of SFAS, No. 123, and have selected the Black-Scholes method of valuation for share-based compensation. SFAS 123(R) requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R) and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. Using the fair value method required by SFAS 123(R), we recorded share-based compensation expense of $4,000 or $0.000 per share and $152,000, or $(0.003) per share, for the three and six months ended June 30, 2009 and $199,000, or $0.003 per share, and $416,000, or $0.01 per share, for the three and six months ended June 30, 2008, respectively. We will continue to incur share-based compensation charges in future periods. As of June 30, 2009, unamortized share-based compensation expense of $0.9 million remains to be recognized, which is comprised of $0.4 million related to non-performance based stock options to be recognized over a weighted average period of 1.2 years, $0.2 million related to restricted stock to be recognized over a weighted average period of 1.6 years, and $0.3 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

We used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Expected volatility	—	—	85%	—
Dividend yield	—	—	0%	—
Expected term (years)	—	—	3.06%	—
Risk-free interest rate	—	—	1.7%	—

The above table represents the weighted-average assumptions for all stock options granted during the three and six months ended June 30, 2009 and June 30, 2008. The Company did not grant any stock options during the three months ended June 30, 2009, however granted 2.2 million stock options to employees and directors, including 800,000 performance-based stock options during and six months ended June 30, 2009, including performance-based options. The Company used the following weighed average assumptions in determining the fair value for such performance-based options granted in 2009: expected volatility of 85%; dividend yield of 0%; expected term of 3.06 years; and risk-free interest rate of 1.7%.

Expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. We are utilizing a 5% forfeiture rate, which we believe is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. No options were exercised during the three and six months ended June 30, 2009 or during the three months ended June 30, 2008.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred.

NEW ACCOUNTING PRONOUNCEMENTS - In April 2009, the FASB amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods and APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods effective for interim reporting periods ending after June 15, 2009. The adoption of FASB 107-1 and APB 28-1 did not have a material impact on our results from operations or on our financial condition. Financial instruments include cash and cash equivalents, short-term investments, and accounts payable. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for us beginning with the interim period ended June 30, 2009, and did not have a material impact on our results from operations or on our financial condition. We evaluated subsequent events through the time of filing these financial statements with the SEC on August 12, 2009.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

License fees and milestone fees earned for the six months ended June 30, 2009 were $133,000 as compared to $154,000 for the six months ended June 30, 2008.

Research and development expenses for the six months ended June 30, 2009 were $1,450,000 as compared to $2,446,000 for the six months ended June 30, 2008. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the six months ended June 30, 2009 and June 30, 2008.

	Six Months Ended
	June 30, 2009	June 30, 2008
NitroMist™	$274,000	$12,000
Zolpimist™	56,000	650,000
Sumatriptan	170,000	278,000
Zensana™	5,000	—
Tizanidine	—	37,000
Other research and development costs	180,000	161,000
Internal costs	765,000	1,308,000
Total research and development expenses	$1,450,000	$2,446,000

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

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the six months ended June 30, 2009 decreased primarily as a result of the following items:

•	$262,000 increase in costs associated with our NitroMist™ product candidate primarily due to process validation, method transfer activities and lab supplies in the six months ended June 30, 2009;

•

$594,000 decrease in product development costs for our Zolpimist™ product candidate, as development efforts were substantially completed during the fourth quarter 2007, including filing of an NDA. Costs for zolpidem in the six months ended June 30, 2009 related to usage and expired lab supplies;

•	$108,000 decrease in product development costs for our Sumatriptan product candidate, due to delayed activity on this project;

•	$543,000 decrease in internal costs is due to company restructuring activities and substantially reduced effort on R&D activities.

Consulting, selling, general and administrative expenses for the six months ended June 30, 2009 were $2,194,000 as compared to $2,309,000 for the six months ended June 30, 2008. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to the Company’s reduction in stock compensation expense due to decrease in headcount during the second quarter.

Primarily as a result of the factors described above, total expenses for the six months ended June 30, 2009 were $3,644,000, as compared to $5,097,000 for the six months ended June 30, 2008.

Other income/(expense) for the six months ended June 30, 2009 was $301,000 which relates to the Company’s adoption of EITF 07-05 in the amount of $360,000, offset with a loss on sale of fixed assets of ($59,000).

Interest expense for the six months ended June 30, 2009 was $636,000 primarily related to the convertible notes that were issued during the year ended December 31, 2008.

Interest income for the six months ended June 30, 2009 was $6,000 as compared to $63,000 for the six months ended June 30, 2008, due to lower average cash and short-term investment balances.

The resulting net loss for the six months ended June 30, 2009 was $3,840,000 as compared to $5,174,000 for the six months ended June 30, 2008.

THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

License fees and milestone fees earned for the three months ended June 30, 2009 were $67,000 as compared to $51,000 for the three months ended June 30, 2008.

Research and development expenses for the three months ended June 30, 2009 were $624,000 as compared to $1,323,000 for the three months ended June 30, 2008. Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the three months ended June 30, 2009 and June 30, 2008.

	Three Months Ended
	June 30, 2009	June 30, 2008
NitroMist™	$189,000	$1,000
Zolpimist™	(13,000)	514,000
Sumatriptan	—	286,000
Zensana™	—	—
Tizanidine	—	7,000
Other research and development costs	102,000	63,000
Internal costs	346,000	452,000
Total research and development expenses	$624,000	$1,323,000

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

•

Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities; and

•	Research and development expenses in the three months ended June 30, 2009 decreased primarily as a result of significantly reducing program related spending due to resource constraints.

Consulting, selling, general and administrative expenses for the three months ended June 30, 2009 were $936,000 as compared to $1,322,000 for the three months ended June 30, 2008. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to overall company-wide decreased spending.

As a result of the factors described above, total expenses for the three months ended June 30, 2009 were $1,560,000, as compared to $2,987,000 for the three months ended June 30, 2008.

Other income/(loss) for the three months ended June 30, 2009 was ($59,000) which related to a loss on the sale of fixed assets.

Interest expense for the three months ended June 30, 2009 was $150,000 primarily related to the convertible notes that were issued during the year ended December 31, 2008.

Interest income for the three months ended June 30, 2009 was $1,000 as compared to $28,000 for the three months ended June 30, 2008, due to lower average cash and short-term investment balances.

The resulting net loss for the three months ended June 30, 2009 was $1,701,000 as compared to $3,202,000 for the three months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of June 30, 2009 of $79,029,000, as compared to $74,829,000 as of December 31, 2008. We have had negative cash flow from operating activities of $2,788,000 and $2,749,000 for the six months ended June 30, 2009 and June 30, 2008, respectively. As of June 30, 2009, we had working capital deficiency of $3,622,000 as compared to working capital of $47,000 as of December 31, 2008, representing a net decrease in working capital of approximately $3,669,000. As explained further below, such decrease is primarily due to the loss for the six months ended June 30, 2009 of $3,840,000.

Net cash used in operating activities was $2,788,000 for the six months ended June 30, 2009, as compared to $2,749,000 for the six months ended June 30, 2008. Net cash flows used in financing activities were $1,047,000 for the six months ended June 30, 2009 as compared to cash flows of $1,185,000, primarily due to payment of $1,000,000 of secured convertible note payable for the six months ended June 30, 2009 compared to proceeds of $1,475,000 received on secured convertible note payable for the six months ended June 30, 2008.

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

On July 16, 2009, the Company received approval from the NYSE AMEX to issue up to 12.0 million shares over the next twelve (12) months. On July 17, 2009, the Company executed an initial closing with Seaside 88, LP receiving approximately $114,000 in gross proceeds for issuance of 500,000 shares. The Company entered into an agreement with Seaside 88, LP to purchase common shares in a series of closings every two weeks in the amount of 500,000 shares each for a total of up to 26 purchases.

At the Company’s current level of spending, which excludes any product development efforts, assuming that ProQuest does not convert its notes into common stock or demand payment under the notes issued in the Initial Closing, and assuming that 12.0 million shares are issued in accordance with the common stock purchase agreement at the current floor price with Seaside 88 LLP, the Company estimates that it will have sufficient cash on hand to fund operations through June 2010.

Given the recent and continuing downturn in the economy, uncertainty in the financial community, and the Company’s current cash position, there can be no assurance that additional private or public capital will be available to us on favorable terms, or at all. There are a number of risks and uncertainties related to our attempt to complete another financing or strategic partnering arrangement that are outside our control. We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

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

In addition, as of June 30, 2009, we are no longer in compliance with Section 1003(a)(ii) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of its four most recent fiscal years; and Section 1003(a)(i) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two of its three most recent fiscal years. However, as previously noted, the Plan that we submitted to the NYSE Amex LLC on June 13, 2008 reasonably demonstrates our ability to attain a stockholders’ equity of $6,000,000 or above by no later than November 16, 2009, which will also address the deficiencies noted in Section 1003(a)(ii) and Section 1003(a)(i). On April 30, 2009, the Company received a letter from NYSE Amex LLC that the Company’s listing on the exchange continues to be extended to the targeted date of November 16, 2009. We will be subject to periodic review by the NYSE Amex LLC during the plan periods and must continue to provide the NYSE Amex LLC with updates in conjunction with the initiatives of the plan as appropriate or upon request, and failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period could result in delisting from the NYSE Amex LLC.

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

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate to our employment agreements, consulting agreements, and license agreements with our strategic partners. As previously disclosed, the Company has terminated its employment agreement with Mr. Spicer as of April 1, 2009 upon his resignation, settled its employment agreement obligation with Mr. Zodda upon his departure effective April 30, 2009 and amended its operating lease commitment with Macedo Business Park II, LLC which was set to expire on June 30, 2009. Beginning July 1, 2009, the lease agreement, as amended, converted to a month-to-month tenancy of which either party may terminate the lease upon thirty (30) days’ written notice.

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

We carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2009. Based on this evaluation, Steven B. Ratoff, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures wereeffective in that they were designed to ensure that material information relating to us is made known to Steven B. Ratoff, our Interim Chief Executive Officer and Interim Chief Financial Officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the six months ended June 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our unaudited financial statements for the six months ended June 30, 2009, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report on our 2008 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL TO FUND OUR OPERATIONS.

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, and preclinical studies.

Although we have significantly reduced clinical development activities on our product candidate pipeline since the fourth quarter 2007 and continuing throughout 2009, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, we believe that we will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing. We received $1,475,000 in gross proceeds on May 30, 2008 from the Initial Closing of a convertible note financing with certain funds affiliated with ProQuest Investments and received $2,525,000 in gross proceeds on October 17, 2008 from the Subsequent Closing of such convertible note financing. The convertible notes issued in the Initial Closing mature on November 30, 2008 and, in the Subsequent Closing, mature on April 17, 2009. On November 30, 2008, with respect to the Initial Closing and on April 17, 2009, with respect to the Subsequent Closing, the noteholders may either convert the convertible notes in such closing into shares of common stock or demand payment of the outstanding principal balance, plus accrued and unpaid interest at a rate of 10% per annum. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes at maturity. The convertible notes are secured by all of our assets, other than certain excluded assets. During the second quarter of 2008, we also entered into a European partnership for our ondansetron oral spray with BioAlliance, as a result of which we received an immediate non-refundable license fee of $3,000,000.

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

On July 16, 2009, the Company received approval from the NYSE AMEX to issue up to 12.0 million shares over the next twelve (12) months. On July 17, 2009, the Company executed an initial closing with Seaside 88, LP receiving approximately $114,000 in gross proceeds for issuance of 500,000 shares. The Company has entered into an agreement with Seaside 88, LP to purchase common shares in a series of closings every two weeks in the amount of 500,000 shares each for a total of up to 26 purchases.

At the Company’s current level of spending, which excludes any product development efforts, assuming that ProQuest does not convert its notes into common stock or demand payment under the notes issued in the Initial Closing, and assuming that 12.0 million shares are issued in accordance with the common stock purchase agreement at the current floor price with Seaside 88 LLP, the Company estimates that it will have sufficient cash on hand to fund operations through June 2010.

We may also determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007 and continuing throughout 2009, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations. We may choose to raise additional capital in 2009 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of additional common stock or other securities. Given the recent and continuing downtown in the economy, uncertainty in the financial community, and our current cash position, there can be no assurance that such capital will be available to us on favorable terms, or at all.

WE WILL REQUIRE SIGNIFICANT CAPITAL FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION IN THE NEAR TERM.

The research, development, testing and approval of our product candidates involve significant expenditures, and, accordingly, we require significant capital to fund such expenditures. Due to our small revenue base, low level of working capital and, until recently, our relative inability to increase the number of development agreements with pharmaceutical companies, we have been unable to pursue aggressively our product development strategy. Until and unless our operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved product candidates by partners. Given the recent and continuing downturn in the economy, uncertainty in the financial community, and our current cash position, we can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, or on terms favorable to us. Since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities.

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

On July 16, 2009, the Company received approval from the NYSE AMEX to issue up to 12.0 million shares over the next twelve (12) months. On July 17, 2009, the Company executed an initial closing with Seaside 88, LP receiving approximately $114,000 in gross proceeds for issuance of 500,000 shares. The Company has entered into an agreement with Seaside 88, LP to purchase common shares in a series of closings every two weeks in the amount of 500,000 shares each for a total of up to 26 purchases.

At the Company’s current level of spending, which excludes any product development efforts, assuming that ProQuest does not convert its notes into common stock or demand payment under the notes issued in the Initial Closing, and assuming that 12.0 million shares are issued in accordance with the common stock purchase agreement at the current floor price with Seaside 88 LLP, the Company estimates that it will have sufficient cash on hand to fund operations through June 2010.

We may also determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007 and continuing throughout 2009, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations. We may choose to raise additional capital in the 2nd half of 2009 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. Given the recent and continuing downtown in the economy, uncertainty in the financial community, and our current cash position, there can be no assurance that such capital will be available to us on favorable terms, or at all.

WE ARE A PRE-COMMERCIALIZATION COMPANY, HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM THE SALE OF PRODUCTS TO DATE.

We are a pre-commercialization specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products and do not expect to receive such revenue in the near future. We have no material licensing or royalty revenue or products ready for sale or licensing in the marketplace. This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain U.S. Food and Drug Administration, or FDA, approval and achieve market acceptance of our proposed products and respond to competition. The filing of a New Drug Application, or NDA, with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par’s strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for Zolpimist™, our zolpidem oral spray, was accepted by the FDA. On September 18, 2008, we announced that the FDA had requested an extension of up to three months on our NDA filing for Zolpimist™ in order to complete their review. On December 22, 2008, we announced that we had received approval from the FDA for our NDA for Zolpimist™ for the short-term treatment of insomnia. We are currently investigating strategic partners for both NitroMist™ and Zolpimist™. We cannot be certain as to when to anticipate commercializing and marketing any of our product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future. Since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. During the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. On October 17, 2008, we closed on the remaining portion of convertible note financing, and received gross proceeds of $2,525,000.

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

However, we have not yet resumed clinical development activity, as we have not yet determined if it is advisable to resume spending significant resources on our development activities. Given the recent downturn in the economy, uncertainty in the financial community, and the Company’s current cash position, there can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

We had an accumulated deficit as of June 30, 2009 of approximately $79,029,000. We incurred losses in each of our last ten fiscal years, including net losses of approximately $3,840,000 for the six months ended June 30, 2009, $9,586,000 for the year ended December 31, 2008, $16,963,000 for the year ended December 31, 2007, $3,805,000 for the five months ended December 31, 2006 and $10,084,000 for the fiscal year ended July 31, 2006. Additionally, we have reported negative cash flows from operations of approximately $2,788,000 for the six months ended June 30, 2009, $5,533,000 for the year ended December 31, 2008, $15,240,000 for the year ended December 31, 2007, $1,782,000 for the five months ended December 31, 2006 and $8,855,000 for the fiscal year ended July 31, 2006. We anticipate that, even with our limited research and development activities, we could incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

As of August 1, 2009, ProQuest Investments, a significant stockholder, directly and indirectly, of us, beneficially owns approximately 35.7% of our outstanding common stock (assuming exercise of certain warrants held by ProQuest Investments). As such, ProQuest Investments may be deemed to be our affiliate. Mr. Steven B. Ratoff, our Chairman, Interim President, Chief Executive Officer and Interim Chief Financial Officer, has served as a venture partner with ProQuest Investments since December 2004, although he has no authority for investment decisions by ProQuest Investments.

Through December 31, 2008, Dr. Lindsay Rosenwald beneficially owned approximately 5.2% of our outstanding common stock and was deemed to be our affiliate through that time. As an affiliate, Dr. Rosenwald had the ability to designate an individual to serve on our Board of Directors, or the Board, and had exercised such ability by designating Mr. J. Jay Lobell to serve on the Board. Although Mr. Lobell was a designee of Dr. Rosenwald’s, he does not have any voting or dispositive control over the shares held directly or indirectly by Dr. Rosenwald, and in addition Dr. Rosenwald has ceased to be an affiliate of ours, as a result of his disposition of certain shares of our common stock and the expiration of certain warrants to purchase our common stock. On December 14, 2005 based upon the recommendation of the Corporate Governance and Nominating Committee, the Board elected Mr. Lobell as a member of the Board. Pursuant to the listing standards of the NYSE Amex LLC, Mr. Lobell has been deemed to be an independent director by our Board as of September 15, 2006. Dr. Rosenwald and Paramount may be deemed to be affiliates of Manhattan Pharmaceuticals, Velcera and Hana Biosciences, each of which company has entered into a license agreement with us. In addition, Paramount has assisted us in the placement of shares in connection with various private placements. As of August 1, 2009, Dr. Rosenwald beneficially owned approximately 1.0% of our outstanding common stock and, therefore, would no longer be considered an affiliate.

OUR BUSINESS AND REVENUE IS DEPENDENT ON THE SUCCESSFUL DEVELOPMENT OF OUR PRODUCTS.

Revenue received from our product development efforts consists of payments by pharmaceutical companies for research and bioavailability studies, pilot clinical trials and similar milestone-related payments. Our future growth and profitability will be dependent upon our ability to successfully raise additional funds to complete the development of, obtain regulatory approvals for and license out or market our product candidates. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by frequent new product introductions. We anticipate that we will incur substantial operating expenses in connection with the development, testing and approval of our product candidates and expect these expenses to result in continuing and significant operating losses until such time, if ever, that we are able to achieve adequate levels of sales or license revenues. We may not be able to raise additional financing, increase revenues significantly, or achieve profitable operations. Since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. During the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. On October 17, 2008, we closed on the remaining portion of convertible note financing, and received gross proceeds of $2,525,000. On April 29, 2009, we remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued in 2008.

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of, and obtaining regulatory approvals for, our product candidates. We anticipate that marketing activities for our product candidates, whether by us or one or more of our licensees, if any, will not begin until the first half of the calendar year 2010 at the earliest. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par’s strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for Zolpimist™, our zolpidem oral spray, was accepted by the FDA. On September 18, 2008, we announced that the FDA had requested an extension of up to three months on our NDA filing for Zolpimist™ in order to complete their review. On December 22, 2008, we announced that we had received approval from the FDA for our NDA for Zolpimist™ for the short-term treatment of insomnia. We are currently investigating strategic partners for both NitroMist™ and Zolpimist™. Our partner for Zensana™, Par Pharmaceuticals, recently announced that it had completed bioequivalency studies on Zensana with mixed results, with bioequivalence to reference drug (Zofran® tablets) achieved in some of the studies and not achieved in others. We are working with Par to carefully review and better understand the results from these studies before determining the next steps for Zensana™. Accordingly, it is not anticipated that we will generate any revenues from royalties or sales of our product candidates until regulatory approvals are obtained, if ever, and marketing activities begin. Any one or more of our product candidates may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables. The failure or the delay of any one or more of our proposed product candidates to achieve commercial viability would have a material adverse effect on us. Since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. During the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance, as a result of which we received an immediate non-refundable license fee of $3,000,000. On October 17, 2008, we closed on the remaining portion of convertible note financing, and received gross proceeds of $2,525,000. In addition, we have agreed to pay ProQuest, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by ProQuest for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal $12,703 for each 30-day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments may not exceed 10% of the aggregate purchase price paid by ProQuest, or $127,030. The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note). On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008. On July 16, 2009, the Company received approval from the NYSE AMEX to issue up to 12.0 million shares over the next twelve (12) months. On July 17, 2009, the Company executed an initial closing with Seaside 88, LP receiving approximately $114,000 in gross proceeds for issuance of 500,000 shares. The Company has entered into an agreement with Seaside 88, LP to purchase common shares in a series of closings every two weeks in the amount of 500,000 shares each for a total of up to 26 purchases.

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

WE HAVE NOT COMPLETED PRODUCT DEVELOPMENT.

We have not completed the development of our product candidates and we will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such product candidates must be obtained before the product candidates will become available for commercial sale. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par’s strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for Zolpimist™, our zolpidem oral spray, was accepted by the FDA. On September 18, 2008, we announced that the FDA had requested an extension of up to three months on our NDA filing for Zolpimist™ in order to complete their review. On December 22, 2008, we announced that we had received approval from the FDA for our NDA for Zolpimist™ for the short-term treatment of insomnia. We are currently investigating strategic partners for both NitroMist™ and Zolpimist™. Our partner for Zensana™, Par Pharmaceuticals, recently announced that it had completed bioequivalency studies on Zensana with mixed results, with bioequivalence to reference drug (Zofran® tablets) achieved in some of the studies and not achieved in others. We are working with Par to carefully review and better understand the results from these studies before determining the next steps for Zensana™. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. We may not be able to successfully develop any one or more of our product candidates or develop such product candidates on a timely basis. Further, such product candidates may not be commercially accepted if developed. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of any product candidates, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our business and operations. Furthermore, since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities. On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. During the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance, as a result of which we received an immediate non-refundable license fee of $3,000,000. On October 17, 2008, we closed on the remaining portion of convertible note financing, and received gross proceeds of $2,525,000.

In addition, we have agreed to pay ProQuest, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by ProQuest for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal $12,703 for each 30-day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments may not exceed 10% of the aggregate purchase price paid by ProQuest, or $127,030. The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note). On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008. On July 16, 2009, the Company received approval from the NYSE AMEX to issue up to 12.0 million shares over the next twelve (12) months. On July 17, 2009, the company executed an initial closing with Seaside 88, LP receiving approximately $114,000 in gross proceeds for issuance of 500,000 shares. The company has entered into an agreement with Seaside 88, LP to purchase common shares in a series of closings every two weeks in the amount of 500,000 shares each for a total of up to 26 purchases.

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

Our common stock is currently listed for trading on the NYSE Amex LLC, or NYSE Amex, and the continued listing of our common stock on the NYSE Amex is subject to our compliance with a number of listing standards. These listing standards include the requirement for maintaining stockholders’ equity of at least $6,000,000. As of June 30, 2009 our net worth position was a deficit of $6,788,000 and as of December 31, 2008, our net worth position was a deficit of $2,741,000, which are each below the minimum net worth continued listing requirement. On May 14, 2008, we received a notice from NYSE Amex providing notification that we are not in compliance with Section 1003(a)(iii) of the NYSE Amex Company Guide with stockholder’s equity of less than $6,000,000 and losses from continuing operations and net losses in the five most recent fiscal years and Section 1003(a)(iv) of the NYSE Amex Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether we will be able to continue operations and/or meet our obligations as they mature. We submitted a plan to the NYSE Amex on June 12, 2008 advising of the actions we have taken, and will take, that would bring us into compliance with Section 1003(a)(iii) by November 16, 2009 and Section 1003(a)(iv) by November 14, 2008. On July 30, 2008, NYSE Amex notified us that the NYSE Amex had completed its review of our proposed plan of compliance and supporting documentation and has determined that, although we are not in compliance with the continued listing standards of the NYSE Amex, we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards by the end of the plan periods, which completion dates are November 14, 2008 with respect to Section 1003(a)(iv) and November 16, 2009 with respect to Section 1003(a)(iii). Therefore, the NYSE Amex is continuing our listing pursuant to an extension, subject to certain conditions.

In addition, as of June 30, 2009, we are no longer in compliance with Section 1003(a)(ii) of the NYSE Amex Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of our four most recent fiscal years; and Section 1003(a)(i) of the NYSE Amex Company Guide with stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two of our three most recent fiscal years. However, as previously noted, the plan we submitted to the NYSE Amex on June 13, 2008 reasonably demonstrates our ability to attain a stockholders’ equity of $6,000,000 or above by no later than November 16, 2009, which will also address the deficiencies noted in Section 1003(a)(ii) and Section 1003(a)(i).

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

On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. We received $1,475,000 in gross proceeds on May 30, 2008 from the Initial Closing of a convertible note financing with certain funds affiliated with ProQuest Investments and received $2,525,000 in gross proceeds on October 17, 2008 from the Subsequent Closing of such convertible note financing. The convertible notes issued in the Initial Closing mature on November 30, 2008 and, in the Subsequent Closing, mature on April 17, 2009. On November 30, 2008, with respect to the Initial Closing and on April 17, 2009, with respect to the Subsequent Closing, the noteholders may either convert the convertible notes in such closing into shares of common stock or demand payment of the outstanding principal balance, plus accrued and unpaid interest at a rate of 10% per annum. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes at maturity. On April 29, 2009, we remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued in 2008. During the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance, as a result of which we received an immediate non-refundable license fee of $3,000,000. On June 26, 2009, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with Seaside 88, LP ("Seaside") relating to the offering and sale of a total of up to 13,000,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the "Common Stock") (the Offering”). The Agreement requires the Company to issue and sell, and Seaside to purchase, 500,000 shares of the Company’s Common Stock once every two (2) weeks, subject to the satisfaction of customary closing conditions, for twenty-six (26) closings over a fifty-two (52) week period. We may also enter into additional agreements during 2009. The combined amounts of such agreements are not sufficient to cure the deficiency in net worth position as of December 31, 2007 and December 31, 2008. We are currently reviewing several alternative sources of capital, which if successfully implemented may allow us to satisfy the NYSE Amex listing standards. There can be no assurances that we will be able to obtain any additional capital, or on terms favorable to us, or that we will be able to maintain our continued listing on the NYSE Amex.

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

WE ARE INFLUENCED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of August 3, 2009, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 37.4% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, ProQuest Investments has the ability to exert significant influence over matters submitted to our stockholders for approval. Such positions may discourage or prevent any proposed takeover of us, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices. Our directors, executive officers and principal stockholders may influence corporate actions, including influencing elections of directors and significant corporate events.

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

Our common stock has been listed for quotation on the NYSE Amex since May 11, 2004 under the symbol “NVD.” Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the twelve-month period ended June 30, 2009, the closing price of our common stock has ranged from $0.06 to $0.46. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the twelve-month period ended June 30, 2009, the average daily trading volume in our common stock was approximately 510,000 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of August 3, 2009, there were 61,706,374 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants, or the conversion of our convertible notes. As of August 3, 2009, we had outstanding stock options and warrants to purchase approximately 25.7 million shares of common stock, the exercise prices of which range between $0.21 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

In addition, and not included in the above, on May 6, 2008, we entered into a binding Securities Purchase Agreement with the Purchasers, as amended, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. In connection with this agreement, $1,475,000 of secured convertible notes and accompanying warrants were funded on May 30, 2008. The convertible notes are convertible into 5,000,000 shares of our common stock. We issued 3,000,000 warrants, which have an exercise price of $0.369 per share, and are included in the total outstanding stock options and warrants to purchase approximately 27.1 million shares of common stock as of August 1, 2009 noted above.

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

On July 17, 2009, the Company had its initial closing of the Offering pursuant to which Seaside purchased 500,000 shares of the Company’s common stock at a price per share of $0.23. Additionally, on July 31, 2009, the Company had another closing of the Offering of which Seaside purchased 500,000 shares of the Company’s common stock at a price per share of $0.22.

The following table provides an overview of our stock options and corresponding plans:

Plan	Shares Authorized	Options Outstanding at August 1, 2009	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	40,000	—	Plan Closed
1997 Stock Option Plan	500,000	50,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	1,560,000	1,315,000	—
2006 Equity Incentive Plan	6,000,000	3,389,000	518,000	—
Non-Plan	n/a	581,000	—	—
Total	10,400,000	5,623,000	1,833,000

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

As of August 3, 2009, we have 61,706,374 shares of common stock issued and outstanding and approximately 25.7 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In addition, and not included in the above, on May 6, 2008, we entered into a binding Securities Purchase Agreement with the Purchasers, as amended, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. In connection with this agreement, $1,475,000 of secured convertible notes and accompanying warrants were funded on May 30, 2008. The convertible notes are convertible into 5,000,000 shares of our common stock. We issued 3,000,000 warrants, which have an exercise price of $0.369 per share, and are included in the total outstanding stock options and warrants to purchase approximately 27.1 million shares of common stock noted above. On October 17, 2008, $2,525,000 of additional secured convertible notes and accompanying warrants were funded. The convertible notes are convertible into 10,744,681 shares of our common stock, and an additional 6,446,809 warrants were issued with an exercise price of $0.294 per share, which warrants are included in the 27.1 million shares of common stock for options and warrants noted above. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

WE MAY BE OBLIGATED, UNDER CERTAIN CIRCUMSTANCES, TO PAY LIQUIDATED DAMAGES TO HOLDERS OF OUR COMMON STOCK.

We have entered into agreements with the holders of our common stock that requires us to continuously maintain as effective, a registration statement covering the underlying shares of common stock. Such registration statements were declared effective on July 16, 2009, July 16, 2008, January 26, 2007, May 30, 2006 and July 28, 2005 and must continuously remain effective for a specified term. If we fail to continuously maintain such a registration statement as effective throughout the specified term, we may be subject to liability to pay liquidated damages.

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

On July 16, 2009, the Company received approval from the NYSE AMEX to issue up to 12.0 million shares over the next twelve (12) months.

ITEM 5. OTHER EVENTS

•

On July 17, 2009, the Company had its initial closing of the Offering pursuant to which Seaside purchased 500,000 shares of the Company’s Common Stock at a price per share of $0.23 having an aggregate value of approximately $114,000. The Company received net proceeds of approximately $91,000 after deducting direct expenses related to the initial close of approximately $23,000. Additionally, on July 31, 2009, the Company had another closing of the Offering of which Seaside purchased 500,000 shares of the Company’s common stock at a price per share of $0.22 having an aggregate value of approximately $112,000 and net proceeds of approximately $107,000 after deducting direct expenses.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

10.1	Common Stock Purchase Agreement, by and between the Company and Seaside 88, LP, dated June 26, 2009.	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as filed with the SEC on June 30, 2009.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

NovaDel Pharma Inc.

Date: August 12, 2009	By:	/s/ STEVEN B. RATOFF
Steven B. Ratoff
Interim President, Chief Executive Officer and Interim Chief Financial Officer
(principal executive officer) (principal financial officer)