Form 10-Q
period 2009-09-30
NOVADEL PHARMA INC
filed 2009-11-16
CIK 1043873

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 2, 2009, the issuer had 64,106,374 shares of common stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

-i-

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NOVADEL PHARMA INC.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	September 30, 2009 (unaudited)	December 31, 2008 (Note 2)
Current Assets:
Cash and cash equivalents	$327,000	$4,328,000
Assets held-for-sale	299,000	299,000
Deferred financing costs, net of accumulated amortization of $238,000 and $213,000, respectively	—	25,000
Prepaid expenses and other current assets	553,000	958,000
Total Current Assets	1,179,000	5,610,000

Property and equipment, net	1,060,000	1,447,000
Other assets	32,000	259,000

TOTAL ASSETS	$2,271,000	$7,316,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Secured convertible notes payable, net of unamortized debt discount of zero and $403,000, respectively	$3,000,000	$3,597,000
Notes payable	159,000	—
Accounts payable	924,000	654,000
Accrued expenses and other current liabilities	1,019,000	924,000
Current portion of deferred revenue	266,000	266,000
Current portion of capital lease obligations	34,000	122,000
Total Current Liabilities	5,402,000	5,563,000

Non-current portion of deferred revenue	4,269,000	4,468,000
Non-current portion of capital lease obligations	7,000	26,000

Total Liabilities	9,678,000	10,057,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 200,000,000, issued 63,606,374 and 60,692,260 shares at September 30, 2009 and December 31, 2008, respectively	64,000	60,000
Additional paid-in capital	72,925,000	72,034,000
Accumulated deficit	(80,390,000)	(74,829,000)
Less: treasury stock, at cost, 3,012 shares	(6,000)	(6,000)
Total Stockholders’ Deficiency	(7,407,000)	(2,741,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,271,000	$7,316,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED
 SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
License Fees and Milestone Fees Earned	$223,000	$104,000	$356,000	$258,000

Research and Development Expenses	530,000	705,000	1,980,000	3,151,000
Consulting, Selling, General and Administrative Expenses	973,000	1,164,000	3,167,000	3,473,000
Loss on Assets Held-for-Sale	—	9,000	—	351,000

Total Expenses	1,503,000	1,878,000	5,147,000	6,975,000

Loss From Operations	(1,280,000)	(1,774,000)	(4,791,000)	(6,717,000)

Other Income	—	—	301,000	—
Interest Expense	(81,000)	(750,000)	(717,000)	(1,044,000)
Interest Income	—	21,000	6,000	84,000

Net Loss	$(1,361,000)	$(2,503,000)	$(5,201,000)	$(7,677,000)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.04)	$(0.09)	$(0.13)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Common Share	61,385,722	59,592,000	60,458,548	59,592,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficiency
BALANCE, December 31, 2008	60,692,260	$60,000	$72,034,000	$(74,829,000)	$(6,000)	$(2,741,000)
Share-based compensation expense			251,000			251,000
Cumulative effect for the adoption of ASC 815-40-15 relating to outstanding warrants indexed to the entity’s own stock				(360,000)		(360,000)
Restricted stock cancelled	(575,000)
Cashless exercise of warrants	489,114	1,000	(1,000)
Issuance of Common Stock	3,000,000	3,000	641,000			644,000
Net loss				(5,201,000)		(5,201,000)

BALANCE, September 30, 2009	63,606,374	$64,000	$72,925,000	$(80,390,000)	$(6,000)	$(7,407,000)

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)

	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,201,000)	$(7,677,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	251,000	600,000
Expiration of warrants	(360,000)
Amortization of debt discount and deferred financing fees	428,000	968,000
Depreciation and amortization	287,000	397,000
Loss on assets held for sale		351,000
Loss on disposition of fixed assets	59,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	405,000	127,000
Other assets	227,000	36,000
Accounts payable	270,000	(1,181,000)
Accrued expenses and other current liabilities	254,000	(1,569,000)
Deferred revenue	(199,000)	2,822,000
Net cash used in operating activities	(3,579,000)	(5,126,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	41,000	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	1,475,000
Proceeds from issuance of common stock	644,000
Deferred financing costs	—	(195,000)
Payments of convertible note obligation	(1,000,000)	—
Payments of capital lease obligations	(107,000)	(129,000)
Net cash (used in) provided by financing activities	(463,000)	1,151,000
DECREASE IN CASH AND CASH EQUIVALENTS	(4,001,000)	(3,975,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,328,000	6,384,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$327,000	$2,409,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Warrants – discount and beneficial conversion feature	—	$1,210,000
Registration Penalty Notes Issued	$159,000	—

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

The Company has reported a net loss of $5,201,000 and $7,677,000 and negative cash flows from operating activities of $3,579,000 and $5,126,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively.  As of September 30, 2009, the Company had negative working capital of $4,223,000 and cash and cash equivalents of $327,000.  Until and unless the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved product candidates by partners. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favorable to it. During the fourth quarter of 2007 and continuing through the current date, the Company significantly reduced clinical development activities on its product candidate pipeline, as it did not believe that it had sufficient cash to sustain such activities. Despite this reduction in expenditures for clinical activities, the Company requires capital to sustain its existing organization until such time as clinical activities can be resumed. The Company received $1,475,000 in gross proceeds on May 30, 2008 from the Initial Closing of a convertible note financing with certain funds affiliated with ProQuest Investments and received $2,525,000 in gross proceeds on October 17, 2008 from the Subsequent Closing of such convertible note financing.  The convertible notes issued in the Initial Closing matured on November 30, 2008 and, in the Subsequent Closing, matured on April 17, 2009. On November 30, 2008, with respect to the Initial Closing, and on April 17, 2009, with respect to the Subsequent Closing, the noteholders did not either convert the convertible notes issued in such closing into shares of common stock or demand payment of the outstanding principal balance, plus accrued and unpaid interest at a rate of 10% per annum. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes. The convertible notes are secured by all of the assets of the Company, other than certain excluded assets. On April 29, 2009, the Company remitted $1,000,000 to ProQuest Investments and related entities against the $4,000,000 of convertible notes issued during 2008.

On July 16, 2009, the Company received approval from the NYSE Amex LLC to issue up to 12,000,000 shares over the next twelve (12) months.  The Company has entered into an agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share.  The Company has received $693,000 in gross proceeds (approximately $644,000 net proceeds) for the closings that have occurred as of September 30, 2009.  The scheduled closing on October 9, 2009 did not occur because the floor price was not met. Consequently, the total number of shares issuable under the agreement has been reduced by 500,000 shares.

On October 27, 2009, the Company entered into a licensing agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize the NitroMist™ lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, the Company received a $1,000,000 licensing fee upon execution of the agreement, and will receive milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales subject to potential reduction based upon the terms of the Agreement. The Agreement contains customary termination provisions. In addition, the Agreement may be terminated by Mist for any reason upon written notice to the Company, which will be effective 180 days from the date of receipt of such notice, provided that Mist may not terminate until the second anniversary after the first commercial sale of NitroMist™ by Mist or its affiliates.

Through a separate license agreement with Mist, Akrimax Pharmaceuticals, LLC will receive the exclusive right to manufacture, distribute, market and sell NitroMist™ in North America. Under the terms of the Agreement, the Company will receive a percentage of any income received by Mist under any sublicense agreement relating to NitroMist™.

On November 13, 2009, the Company entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture the Company's ZolpiMist™ in the United States and Canada. ZolpiMist™ is the Company's oral spray formulation of zolpidem tartrate, which was approved by the FDA in December of 2008. Under the terms of the agreement, ECR will pay the Company $3,000,000 upon the execution of the agreement and ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products, subject to the terms of the Agreement. A performance milestone will be due to the Company if net sales reach a certain level. The Company has an opportunity to co-promote zolpidem tartrate oral spray in the United States and Canada with ECR’s consent, and retains commercialization rights for all other territories. ECR will assume responsibility for manufacturing the product for commercialization in the United States and Canada, including any activities required from the date of the Agreement. The Agreement contains customary termination provisions.  In addition, the agreement may be terminated by ECR for any reason upon written notice to the Company, which will be effective 180 days from the date of receipt of such notice, provided that ECR may not terminate until the second anniversary after the first commercial sale of ZolpiMist™ by ECR or its affiliates.

Given our current level of spending, if ProQuest demands payment under the Initial Closing Notes and/or the Subsequent Closing Notes, we will not be able to repay the notes in full, unless we are successful prior to that time in securing funds through new strategic partnerships and/or the sale of common stock or other securities. If ProQuest fully converts the Initial Closing Notes and Subsequent Closing Notes into shares of our common stock, the Company estimates that it will have sufficient cash on hand to fund operations through third quarter 2010.

At the Company’s current level of spending, which excludes any product development efforts, assuming that ProQuest does not demand payment under the notes and assuming that the remaining 7,500,000 shares are issued to Seaside 88, LP, the Company estimates that it will have sufficient cash on hand to fund operations through fourth quarter 2010.

The Company may also determine that it is appropriate to increase development activities on its product candidate pipeline. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations. The Company may choose to raise additional capital in 2009 and 2010 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities.

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

The Company’s audited financial statements for the fiscal year ended December 31, 2008, were prepared under the assumption that the Company will continue its operations as a going concern. The Company was incorporated in 1982, and has a history of losses. As a result, the Company’s independent registered public accounting firm in their audit report has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the cash inflows that have been generated from our financing transactions and our licensing transactions and any additional potential cash inflows that may be received during 2009 and 2010 will improve its ability to continue its operations as a going concern.  Continued operations are dependent on the Company’s ability to complete product licensing agreements, equity or debt financing activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As previously disclosed, the Company is not in compliance with Section 1003(a) (i), (ii), (iii) and (iv) of the NYSE Amex LLC Company Guide. The Company had submitted, and the NYSE Amex LLC had accepted, the Company's plan to regain compliance with the NYSE Amex LLC Company Guide on June 12, 2008. As of September 30, 2009 and as of the date hereof, the Company has not regained compliance in accordance with its plan. Unless NYSE Amex LLC extends the targeted delisting date of November 16, 2009, the Company expects to receive a formal delisting notice on or about the targeted delisting date. The Company will consider its options if and when it receives a formal delisting notice including, but not limited to, appealing any decision of the NYSE Amex LLC. In the event the Company receives a delisting notice and decides to pursue an appeal, there can be no assurance that such appeal will be successful.

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

The Company’s obligations under the convertible notes are secured by all of its assets and intellectual property, with the exception of certain excluded assets, as evidenced by the Security and Pledge Agreement, executed on May 6, 2008.  Excluded assets of the Company are (i) those assets that are the subject of its existing capital leases (approximately $321,000 in net book value of fixed assets as of September 30, 2009, on which $41,000  of capital lease obligations exist at September 30, 2009); (ii) the assets marked as “Assets held for sale” on its balance sheets as of December 31, 2008 and September 30, 2009, which represented assets associated with our NitroMist™ product which is currently being targeted for sale, the amount  for which was $299,000 as of September 30, 2009; and (iii) the assets marked as “other assets” on its balance sheets as of September 30, 2009 and December 31, 2008, which represented restricted cash held as security for its letters of credit and leased assets, the amount for which was $32,000 and $259,000 respectively.

The conversion rate of each convertible note and the exercise price of the warrants are subject to adjustment for certain events, including dividends, stock splits and combinations.

The Company filed an initial registration statement with the Securities Exchange Commission (“SEC”) to register the resale of common stock issuable in connection with the Initial Closing (excluding interest shares), referred to herein as the initial registrable shares, on June 26, 2008, which registration statement became effective as of July 16, 2008.  These registration rights will cease once the initial registrable shares are eligible for sale by the Purchasers without restriction under Rule 144.  Upon certain events, the Company has agreed to pay as liquidated damages an amount equal to 1.0% of the aggregate purchase price paid by the Purchasers for any convertible notes then held by the Purchasers, but these payments may not exceed 10% of the aggregate purchase price paid by the Purchasers.

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

With respect to the subsequent closing of the 2008 private placement, we agreed to file a registration statement with the SEC to register the resale of 17,978,724 shares of common stock issuable pursuant to the 2008 private placement, referred to herein as the subsequent registrable shares, within 30 days of the related closing. Also, we agreed to respond to all SEC comment letters as promptly as reasonably possible and to use our best efforts to have the registration statement declared effective within 90 days of the related closing. However, we were unable to register 9,044,649 of the subsequent registrable shares in accordance with the rules and regulations of the SEC. Therefore, we have filed the registration statement with the SEC to register the resale of 8,934,075 subsequent registrable shares issuable pursuant to the 2008 private placement. In connection with our reduction of subsequent registrable shares being registered on the registration statement, in January 2009 we had agreed with the purchasers to pay, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by the purchasers for the shares that we are not able to register for resale under the registration statement. Such liquidated damages equaled $12,703 for each 30 day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered.  However, these payments could not exceed 10% of the aggregate purchase price paid by the purchasers, or $127,030, which the Company had recorded as a liability.  The registration statement for the 8,934,075 shares did not become effective until May 5, 2009.  Consequently, the Company renegotiated the registration penalty with the purchasers due to the delay in registering the 8,934,075 shares.  As a result, the Company agreed to pay the purchasers a registration penalty for the full amount of shares (17,978,924) for the period beginning on January 19, 2009 and ending on May 5, 2009.  This resulted in an increase in the registration penalty of $44,770, for a maximum registration penalty of $171,800.  The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note).  As of September 30, 2009, the Company has issued $159,000 in non-convertible promissory notes to the purchasers.  Accordingly, such amount has been reflected as a non cash transaction in the accompanying condensed statements of cash flows.

The Purchasers represented that they are “accredited investors” and agreed that the securities issued in the 2008 Financing bear a restrictive legend against resale without registration under the Securities Act.  The convertible notes and warrants were sold pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation D thereunder.

The value of the warrants issued to the investors was calculated relative to the total amount of the debt offering.  The relative fair value of the warrants issued to the investors in the Initial Closing was determined to be $467,000, or 31.7% of the total offering. This was determined using the Black Scholes Model and the following key assumptions were used; a discount rate of 3.41%, volatility of 80.26%, 5 year expected term, and dividend yield of 0%.

The relative fair value of the warrants issued in the Initial Closing (equaling $467,000), along with the effective beneficial conversion feature of the debt in the Initial Closing of $743,000 (calculated as the difference between the conversion price specified in the Securities Purchase Agreement and the calculated intrinsic value of the conversion feature) total $1,210,000 and are not in excess of the face value of the debt.  The Company is using the straight-line method to amortize the debt discount and beneficial conversion feature through the maturity dates of the convertible notes, which result does not differ materially from the effective interest rate method. For the nine months ended September 30, 2009, the Company has recorded additional interest expense of $403,000, related to the amortization of the debt discount for the Initial Closing.

The balance of the convertible debt as of September 30, 2009 is summarized as follows:

Face amount	$3,000,000

Total debt discount and beneficial conversion feature	1,900,000
Amortization of debt discount and beneficial conversion feature	1,900,000
Net unamortized debt discount and beneficial conversion feature	—
Net debt recorded at September 30, 2009	$3,000,000

On April 29, 2009, the Company remitted $1,000,000 to ProQuest Investments and related entities against the $4,000,000 of convertible notes issued during 2008.

Related to the issuance of the closings, the Company paid debt finance costs totaling $238,000, which were capitalized as deferred financing costs. These costs were amortized into interest expense using straight line method, which result did not differ materially from the effective interest rate method. For the nine months ended September 30, 2009, the Company had recorded expense of $25,000 related to the amortization of the deferred financing costs.

The Company has accounted for the gross proceeds from the Subsequent Closing beginning in the fourth quarter 2008, in a manner comparable to that described above for the Initial Closing.

The $1,475,000 in gross proceeds from the Initial Closing, and the $2,525,000 in gross proceeds from the Subsequent Closing, were deposited into a new bank account with an account control agreement which provides that the bank will comply with the withdrawal requests originated by the Company without further consent by the Purchasers.  However, if Purchasers notify the bank that the Purchasers will exercise exclusive control over the account due to an event of default on the convertible notes (a “Notice of Exclusive Control”), the bank is required to cease complying with withdrawal requests or other directions concerning the account originated by the Company.  This agreement was signed by NovaDel, Purchasers and the bank. The parties entered into this agreement to perfect the Purchasers’ security interest in this account.  There is no provision for the bank to monitor or restrict the use of proceeds for a particular purpose, absent a Notice of Exclusive Control as described above.  Accordingly, this agreement is no different than any other collateral lien on assets.  Therefore, the Company has classified these funds as part of cash and cash equivalents. As of September 30, 2009, the balance in this account is zero.

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

NOTE 5 – LOSS PER SHARE

The Company’s basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share is the same as basic loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants, and from the conversion of the convertible notes, would have an anti-dilutive effect because the Company incurred a net loss during each period presented. As of September 30, 2009 and September 30, 2008, there were 25,500,000 and 40,800,000 common shares, respectively, issuable upon exercise of options and warrants, the vesting of non-vested restricted common stock, and the conversion of the convertible notes, which were excluded from the diluted loss per share computation.

NOTE 6 – STOCK-BASED COMPENSATION

At September 30, 2009, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan, as amended, and the 2006 Equity Incentive Plan, as amended (the “Plans”). On January 17, 2006, the stockholders of the Company, upon the recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock).  The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares.  These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant. Vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years. As of September 30, 2009, there were approximately 3,900,000 shares available for issuance under the Plans.

The Company calculates the fair value of stock based compensation using the Black-Scholes method. Stock based compensation costs are recorded as earned for all unvested stock options outstanding. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date.

Information with respect to stock option activity for the nine months ended September 30, 2009 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	5,467	$1.59	5.4
Grants	2,163	0.34
Exercises
Forfeitures	(2,202)	1.42

Outstanding at September 30, 2009	5,428	1.16	4.5	—

Vested and expected to vest at September 30, 2009	4,615	1.38	3.8	—

Exercisable at September 30, 2009	3,337	1.38	3.8	—

The Company recorded share-based compensation expense of approximately $98,000 or $0.002 per share, and $251,000 or $0.004 per share, for the three and nine months ended September 30, 2009, respectively, and $184,000 or $0.003 per share, and $600,000 or $0.01 per share, for the three and nine months ended September 30, 2008, respectively.  All such amounts are included in the Company’s net loss for each period.  Share-based compensation expense for the current quarter and year-to-date was reduced due to headcount reductions taken during the second quarter of 2009.

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

A summary of the status of the Company’s non-vested restricted common stock as of September 30, 2009 and changes during the nine months ended September 30, 2009 is presented below:

Non-Vested Restricted Common Stock	Shares (000)	Weighted Average Grant-Date Fair Value
January 1, 2009	1,133	$0.51
Cancellations	(575)	$0.47
September 30, 2009	558	$0.46

As of September 30, 2009, unamortized share-based compensation expense of $0.8 million remains to be recognized, which is comprised of $0.3 million related to non-performance based stock options to be recognized over a weighted average period of 1.2 years, $0.2 million related to restricted stock to be recognized over a weighted average period of 1.3 years, and $0.3 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Expected volatility	—	83%	85%	83%
Dividend yield	—	0%	0%	0%
Expected term (years)	—	3.7	3.06	3.7
Risk-free interest rate	—	2.3%	1.7%	2.3%

The above table represents the weighted-average assumptions for all stock options granted during the three and nine months ended September 30, 2009 and September 30, 2008.  The Company did not grant any stock options during the three months ended September 30, 2009.

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option.  In addition, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from its current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted was $0.34 during the nine months ended September 30, 2009.  No options were exercised during the three months ended September 30, 2009 or during the three months ended September 30, 2008.

NOTE 7 - RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

Related Party Transactions

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement is on a month-to-month basis and has compensated Mr. Ratoff at a rate of between $10,000 and $17,500 per month depending upon the amount of his involvement at the Company.  The rate as of September 30, 2009 is $17,500 per month. Pursuant to this consulting arrangement, the Company paid Mr. Ratoff $52,500 and $157,500 for the three and nine months ended September 30, 2009, respectively, and $52,500 and $157,500 for the three and nine months ended September 30, 2008, respectively, for services rendered during such periods. Additionally, Mr. Ratoff is a private investor in, and since December 2004 has served as a venture partner with, ProQuest Investments.

License and Development Agreements

BioAlliance.  On May 19, 2008, the Company and BioAlliance Pharma SA or BioAlliance, entered into an agreement where BioAlliance acquired the European rights for NovaDel’s Ondansetron oral spray.  Under the terms of the agreement, BioAlliance paid NovaDel a license fee of $3,000,000 upon closing. The Company is eligible for additional milestone payments totaling approximately $24 million (an approval milestone of $5,000,000 and sales-related milestone payments of approximately $19 million) as well as a royalty on net sales. BioAlliance and the Company anticipate collaborating in the completion of development activities for Europe, with BioAlliance responsible for regulatory and pricing approvals and then commercialization throughout Europe. The Company will be responsible for supplying the product.  The upfront payment has been included in deferred revenue and is being recognized in income over the term of the agreement (nineteen and one half-years).  During the three and nine months ended September 30, 2009 and 2008, the Company recognized $38,642 and $115,926; $38,462 and $57,693 respectively, of income related to this contract.

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

Velcera.  In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and is being recognized in income over the 20-year term of the agreement. In addition, the Company received an equity stake of 529,500 shares of common stock in Velcera which did not have a material value. Such investment continues to be carried at its cost basis of $0 as of September 30, 2009.  In February 2007, Velcera merged with Denali Sciences, Inc., a publicly reporting Delaware corporation.  In June 2007, Velcera announced that it had entered into a global license and development agreement with Novartis Animal Health.  The agreement called for Novartis Animal Health to develop, register and commercialize a novel canine product utilizing Velcera’s Promist™ platform, which is based on its patented oral spray technology.  The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement.  In November 2007, the common stock of the merged companies began trading on the OTC bulletin board. On March 5, 2008, Velcera announced that it had received notice from Novartis Animal Health that it was terminating the agreement, without cause.  On October 17, 2008, Velcera announced that it had filed a Form 15 with the SEC, as a result of which Velcera’s obligation to file reports with the SEC has terminated. On August 24, 2009, the Company issued a press release to announce that it received a milestone payment of approximately $150,000 from Velcera, Inc. relating to its license agreement. This milestone payment resulted from Velcera’s recently announced global licensing agreement for the first canine pain management product delivered in a transmucosal mist form.

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

INyX/DPT Laboratories.  On November 18, 2004, the Company entered into a manufacturing and supply agreement with INyX whereby INyX manufactures and supplies NitroMist™. For a five-year period that began November 18, 2004, INyX was to be the exclusive provider of the nitroglycerin lingual spray to the Company substantially worldwide. Pursuant to the terms and conditions of the agreement, it would be INyX’s responsibility to manufacture, package and supply NitroMist™ in such territories. Thereafter, INyX would have a non-exclusive right to manufacture such spray for an additional five years. In July 2007, INyX announced it filed for protection under the Chapter 11 bankruptcy laws. The Company was informed by the trustees for INyX in June 2008 that the facility in Puerto Rico where manufacturing operations for NitroMist™ were conducted would be ceasing operations as of the end of July 2008. As a result, the Company selected an alternative contract manufacturing company, DPT Laboratories Inc (“DPT”), and has transferred manufacturing operations for NitroMist™ to DPT.  In connection with transferring such operations, the Company determined during the quarter ended June 30, 2008 that approximately $183,000 of the remaining equipment and $129,000 of the inventory in Puerto Rico would no longer be of any value for continued production at the alternative manufacturing location. The total amount of the equipment and inventory disposal, inclusive of approximately $30,000 for the anticipated costs of disposal, was recognized as a loss on disposal of assets totaling $342,000 during the quarter ended June 30, 2008.

NOTE 8 – OTHER INCOME / (EXPENSE)

In June 2008, the FASB issued Accounting Standards Codification (“ASC”) 815-40-15, which provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining the appropriate accounting treatment.  ASC 815-40-15 was effective as of the beginning of our 2009 fiscal year. The adoption resulted in an adjustment to opening accumulated deficit in the amount of $360,000 to account for the reclassification of the fair value of certain outstanding warrants from stockholders’ deficiency to liability.  The warrants affected by the adoption expired during the first quarter of 2009 and, as a result, the fair value of the warrant liability was reduced to zero as of the end of the reporting period.  Also included in Other Income / (Expense) is a loss on the sale of fixed assets of $59,000.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles (“GAAP”), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

Seaside Closings

Under the common stock purchase agreement with Seaside 88, LP, the Company has received $243,000 in gross proceeds for the closings that have occurred after September 30, 2009 through the date hereof.

Mist License Agreement

On October 27, 2009, the Company entered into a licensing and distribution agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize the NitroMist™ lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, NovaDel received a $1,000,000 licensing fee upon execution of the agreement, and will receive milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales subject to potential reduction based upon the terms of the Agreement. The Agreement contains customary termination provisions. In addition, the Agreement may be terminated by Mist for any reason upon written notice to the Company, which will be effective 180 days from the date of receipt of such notice, provided that Mist may not terminate until the second anniversary after the first commercial sale of NitroMist™ by Mist or its affiliates.

Through a separate license agreement with Mist, Akrimax Pharmaceuticals, LLC will receive the exclusive right to manufacture, distribute, market and sell NitroMist™ in North America. Under the terms of the Agreement, the Company will receive a percentage of any income received by Mist under any sublicense agreement relating to NitroMist™.

ECR License Agreement

On November 13, 2009, the Company entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture the Company's ZolpiMist™ in the United States and Canada. ZolpiMist™ is the Company's oral spray formulation of zolpidem tartrate, which was approved by the FDA in December of 2008. Under the terms of the agreement, ECR will pay the Company $3,000,000 upon the execution of the agreement and ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products, subject to the terms of the Agreement. A performance milestone will be due to the Company if net sales reach a certain level. The Company has an opportunity to co-promote zolpidem tartrate oral spray in the United States and Canada with ECR’s consent, and retains commercialization rights for all other territories. ECR will assume responsibility for manufacturing the product for commercialization in the United States and Canada, including any activities required from the date of the Agreement.

The Agreement contains customary termination provisions.  In addition, the agreement may be terminated by ECR for any reason upon written notice to the Company, which will be effective 180 days from the date of receipt of such notice, provided that ECR may not terminate until the second anniversary after the first commercial sale of ZolpiMist™ by ECR or its affiliates.

We evaluated subsequent events through the time of filing these financial statements with the SEC on November 16, 2009.  Accordingly, all necessary accounting and disclosures for events occurring subsequent to September 30, 2009 through November 16, 2009 are reflected in these financial statements.

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

GENERAL

NovaDel Pharma Inc. is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed drugs.  Our proprietary technology offers, in comparison to conventional oral dosage forms, the potential for faster absorption of drugs into the bloodstream leading to quicker onset of therapeutic effects and possibly lower doses.  Oral sprays eliminate the requirement for water or the need to swallow, potentially improving patient convenience and compliance. Our oral spray technology is focused on addressing unmet medical needs for a broad array of existing and future pharmaceutical products.  Our most advanced oral spray candidates target angina, nausea, insomnia, migraine headaches and disorders of the central nervous system. We plan to develop these and other products independently and through collaborative arrangements with pharmaceutical and biotechnology companies. Currently, we have nine patents which have been issued in the U.S. and 69 patents which have been issued outside of the U.S. Additionally, we have over 80 patents pending around the world. We look for drug compounds that are off patent or are coming off patent in the near future, and we formulate these compounds in conjunction with our proprietary drug delivery method.  Once formulated, we file for new patent applications on these formulated compounds that comprise our product candidates.  Our patent portfolio includes patents and patent applications with claims directed to the pharmaceutical formulations, methods of use and methods of manufacturing for our product candidates.

We have had a history of recurring losses, giving rise to an accumulated deficit as of September 30, 2009 of $80,390,000, as compared to $74,829,000 as of December 31, 2008. We have had negative cash flow from operating activities of $3,579,000  and $5,126,000 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, we had negative working capital of $4,223,000 as compared to $47,000 as of December 31, 2008, representing a net decrease in working capital of approximately $4,269,000.

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

We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share. We have received $693,000 in gross proceeds for the closings that have occurred as of September 30, 2009.

We are seeking to raise additional capital in 2009 and 2010 to fund future development activities through a license agreement or by taking advantage of other strategic opportunities. These opportunities could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.  Our ability to fund operations is also dependent on whether ProQuest Investments, or ProQuest, to which we have $3.0 million of outstanding secured convertible notes relating to fiscal 2008, now consist of $.5 million of notes issued in the initial closing on May 30, 2008, the Initial Closing Notes, and $2.5 million of notes issued in the subsequent closing on October 17, 2008, the Subsequent Closing Notes, demands payment under such notes. This reflects $1.0 million payment made to ProQuest Investments on April 29, 2009.

Given our current level of spending, if ProQuest demands payment under the Initial Closing Notes and/or the Subsequent Closing Notes, we will not be able to repay the notes in full, unless we are successful prior to that time in securing funds through new strategic partnerships and/or the sale of common stock or other securities. If ProQuest fully converts the Initial Closing Notes and Subsequent Closing Notes into shares of our common stock, we estimate that we will have sufficient cash on hand to fund operations through third quarter 2010.

At our current level of spending, which excludes any product development efforts, assuming that ProQuest does not demand payment under the notes and assuming that the remaining 7,500,000 shares are issued to Seaside 88, LP, we estimate that we will have sufficient cash on hand to fund operations through fourth quarter 2010.

In addition, we have agreed to pay ProQuest, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by ProQuest for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal $12,703 for each 30-day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments could not exceed 10% of the aggregate purchase price paid by the purchasers, or $127,030, which we had recorded as a liability.  The registration statement for the 8,934,075 shares did not become effective until May 5, 2009.  Consequently, we renegotiated the registration penalty with the purchasers due to the delay in registering the 8,934,075 shares.  As a result, we agreed to pay the purchasers a registration penalty for the full amount of shares (17,978,924) for the period beginning on January 19, 2009 and ending on May 5, 2009.  This resulted in an increase in the registration penalty of $44,770, for a maximum registration penalty of $171,800.  The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note).  As of September 30, 2009, the Company has issued $159,000 in non-convertible promissory notes to the purchasers.

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

Our audited financial statements for the fiscal year ended December 31, 2008 were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that have been generated from our financing transactions and our licensing transactions and any additional potential cash inflows that may be received during 2009 and 2010 will improve our ability to continue our operations as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As previously disclosed, we are not in compliance with Section 1003(a) (i), (ii), (iii) and (iv) of the NYSE Amex LLC Company Guide. We have submitted, and the NYSE Amex LLC had accepted, our plan to regain compliance with the NYSE Amex LLC Company Guide on June 12, 2008. As of September 30, 2009 and as of the date hereof, we have not regained compliance in accordance with our plan. Unless NYSE Amex LLC extends the targeted delisting date of November 16, 2009, we expect to receive a formal delisting notice on or about the targeted delisting date. We will consider our options if and when we receive a formal delisting notice including, but not limited to, appealing any decision of the NYSE Amex LLC. In the event we receive a delisting notice and decides to pursue an appeal, we cannot assure you that such appeal will be successful.

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

Highlights for the nine months ended September 30, 2009, and additionally through the date of filing of this Quarterly Report on Form 10-Q, include the following:

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

•
Effective April 30, 2009, Deni M. Zodda, Ph.D., Chief Business Officer, Interim Chief Financial Officer and Corporate Secretary, agreed to leave the Company resulting from a reorganization of the executive team.  Mr. Zodda has entered into a Separation, Consulting and General Release Agreement under which he received a one-time fee of $137,500 and will provide us with certain consulting services through October 31, 2009. Steven B. Ratoff, our Chairman, Interim President and Chief Executive Officer, has been appointed our Interim Chief Financial Officer.

•
On June 15, 2009, we entered into an agreement with Arthur W. Wood Company, Inc., or AWW, pursuant to which AWW agreed to assist us as a non-exclusive financial advisor for the purposes of seeking capital related to the Seaside offering, referred to herein as the Placement. In consideration of AWW’s services, we agreed to pay AWW upon closing of a capital-raising transaction, a fee equal to three percent (3%) of the aggregate value of the proceeds paid or payable in the Placement.

•
On October 27, 2009, we entered into a licensing agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize the NitroMist™ lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, we received  a $1,000,000 licensing fee upon execution of the agreement, and will receive milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales subject to potential reduction based upon the terms of the Agreement.

•	On November 13, 2009, the Company entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture the Company's ZolpiMist™ in the United States and Canada. ZolpiMist™ is the Company's oral spray formulation of zolpidem tartrate, which was approved by the FDA in December of 2008. Under the terms of the agreement, ECR will pay the Company $3,000,000 upon the execution of the agreement and ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products, subject to the terms of the Agreement.

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

The successful development of our product candidates is highly uncertain. Estimates of the nature, timing and estimated expenses of the efforts necessary to complete the development of, and the period in which material net cash inflows are expected to commence from any of our product candidates are subject to numerous risks and uncertainties, including:

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

We expect to spend significant amounts on the development of our product candidates and we expect our costs to increase if we restart programs to develop and ultimately commercialize our product candidates.  The following table summarizes our product candidates:

	Active Ingredient or Class of Molecule	Indications	Stage of Development	Partner
Approved Products
NitroMist™	nitroglycerin	Angina Pectoris	FDA Approved	Mist Acquisition, LLC
Zolpimist™	zolpidem	Insomnia	FDA Approved	ECR Pharmaceuticals Co., Inc.
Product Candidates
Zensana™	ondansetron	Nausea/Vomiting	Clinical development	Hana Biosciences/Par Pharmaceutical, Inc./BioAlliance Pharma S.A.
Zolpimist™	zolpidem	Middle-of-the-Night Awakening	Clinical development	-
NVD-301	Midazolam	Pre-Procedure Anxiety	Preclinical development	-
NVD-401	Sildenafil	Erectile Dysfunction	Preclinical development	-
NVD-501	Fentanyl	Breakthrough Pain	Preclinical development	-

NitroMist™ (nitroglycerin lingual aerosol). This product is indicated for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease, and was approved by the FDA in November 2006.  Previously, this product was partnered with Par Pharmaceutical, Inc., or Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. Our former contract manufacturer for NitroMist™, INyX Pharma, filed for protection under the Chapter 11 bankruptcy laws in 2007, and ceased operations at its facility in Puerto Rico where our product was to be manufactured during 2008.  As a result, we selected an alternative contract manufacturer, DPT Laboratories, and are in the process of transferring manufacturing operations to DPT. On October 27, 2009, the Company entered into a licensing and distribution agreement with privately-held Mist Acquisition, LLC (“Mist”)to manufacture and commercialize the NitroMist lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, Mist paid a $1,000,000 licensing fee upon execution of the agreement, milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales.  In addition, Mist will assume the activities and costs necessary for the completion of the product transfer to DPT Laboratories.

Zolpimist™ (zolpidem oral spray). Zolpidem is the active ingredient in Ambien®, the leading hypnotic marketed by Sanofi-Aventis. A pilot pharmacokinetic, or PK, study in zolpidem oral spray with 10 healthy subjects, completed in the first half of calendar 2005, suggested that our formulation of zolpidem oral spray had a comparable PK profile to the Ambien® tablet but with a more rapid time to detectable drug levels. In October 2006, we announced positive results from a pilot pharmacokinetic study comparing our formulation of Zolpimist™ to Ambien® tablets.  In the study, 10 healthy male volunteers received Zolpimist™ or Ambien® tablets in 5mg or 10mg doses. For fasting subjects, fifteen minutes after dosing, 80% of subjects using Zolpimist™ achieved blood concentrations of greater than 20 ng/ml, compared to 33% of subjects in the 5mg Ambien® tablet group and 40% of subjects in the 10mg Ambien® tablet group. The difference between the oral spray groups and tablet groups was statistically significant (p=0.016). Twenty ng/ml is a level generally believed to approximate the lower limit of the therapeutic range for zolpidem. Additionally, drug concentrations were measured at five and ten minutes post-dosing. At these early time points, the oral spray groups achieved drug levels five-to-thirty times greater than subjects in the corresponding tablet groups. These differences were also statistically significant. Zolpimist™ has the potential to provide patients with the meaningful benefit of faster onset of sleep as compared to existing sleep remedies should future studies validate the already completed Pilot PK study.  We submitted the NDA for our zolpidem product candidate in the second half of 2007, and the FDA indicated acceptance of this NDA filing in January 2008.  On September 18, 2008, we announced that the FDA had requested an extension of up to three months on our NDA in order to complete their review.  On December 22, 2008, we announced that we had received approval from the FDA for our NDA for Zolpimist™ for the short-term treatment of insomnia. In October 2009, we received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for claims which cover a method of treating insomnia by administering zolpidem to humans utilizing NovaMist™ Oral Spray spray technology. On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture ZolpiMist™ in the United States and Canada. Under the terms of the agreement, we received a $3,000,000 licensing fee and will receive ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products.

Zensana™ (ondansetron oral spray). Ondansetron is the active ingredient in Zofran®, the leading anti-emetic marketed by GlaxoSmithKline, or GSK.  Through July 31, 2007, this product candidate was licensed to Hana Biosciences, who was overseeing all clinical development and regulatory approval activities for this product in the U.S. and Canada.  On July 31, 2007, we entered into a Product Development and Commercialization Sublicense Agreement with Hana Biosciences and Par, pursuant to which Hana Biosciences granted a sublicense to Par to develop and commercialize Zensana™.  Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana™ in the United States and Canada, including the development and re-filing of the NDA in the United States.  In addition, we entered into an Amended and Restated License Agreement with Hana Biosciences, pursuant to which Hana Biosciences relinquished its right to pay reduced royalty rates to us until such time as Hana Biosciences had recovered one-half of its costs and expenses incurred in developing Zensana™ from sales of Zensana™ and we agreed to surrender for cancellation all 73,121 shares of the Hana Biosciences common stock we acquired in connection with execution of the original license agreement with Hana Biosciences.  Par had previously announced that it expected to complete clinical development on the revised formulation of Zensana™ during 2008, and expected to submit a new NDA for Zensana™ by the end of 2008.  However, Par announced that it had completed bioequivalency studies on Zensana™ with mixed results, with bioequivalence to reference drug (Zofran® tablets) achieved in some of the studies and not achieved in others. We are working with Par to carefully review and better understand the results from these studies before determining the next steps for Zensana™.

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

We believe NVD-201 may provide clinical benefits to migraine sufferers including, possibly, faster relief than Imitrex® tablets as well as greater tolerability than triptan nasal sprays. Further, if proven to be safe and effective, we believe NVD-201 may be attractive to patients who have trouble taking oral medications due to nausea and vomiting caused by the migraine attack. Previously, we were targeting an NDA submission for our sumatriptan product candidate in the first half of calendar 2008; however, due primarily to funding constraints, at the present time, in view of the  other higher priority associated with our current product pipeline, we do not anticipate further efforts  on the project.

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

Zolpimist™ for Middle-of-the-Night Awakenings (MOTN). Clinical studies have demonstrated that a low dose of zolpidem is effective in treating a subset of insomnia patients who wake up during the night and have difficulty falling back to sleep. We have begun development of a lower dose version of Zolpimist™ with the intent of performing clinical trials to demonstrate the benefit of an easy-to-use oral spray form of zolpidem in this important and large patient population.  We will continue to evaluate this program when sufficient additional funding becomes available.

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

We are completing development of a clinical formulation and expect to enter the clinic in 2010 with NVD-301, assuming that funding for such trials is available.

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

Development is in progress for a formulation to be used in future clinical trials to begin in 2010, assuming that funding for such trials is available.

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

Formulation development is postponed while we focus efforts on other programs.

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

Veterinary.  Our veterinary initiatives are being carried out largely by our partner, Velcera, Inc., or Velcera.  In June 2007, Velcera announced that it had entered into a global license and development agreement with Novartis Animal Health.  The agreement calls for Novartis Animal Health to develop, register and commercialize a novel canine product utilizing Velcera’s Promist™ platform, which is based on our patented oral spray technology.  On March 5, 2008, Velcera announced that it had received notice from Novartis that it was terminating the agreement without cause.  On August 24, 2009, we issued a press release to announce that we received a milestone payment of approximately $150,000 from Velcera, Inc. relating to our License and Development agreement dated June 22, 2004. This milestone payment resulted from Velcera’s recently announced global licensing agreement for the first canine pain management product delivered in a transmucosal mist form.

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

DEFERRED FINANCING COSTS – We capitalize the costs related to the issuance of our convertible notes, and amortize such deferred costs to interest expense on a straight-line basis over the life of the related notes. We capitalized approximately $238,000 of deferred financing costs associated with the issuance of our convertible notes during 2008. We amortized approximately $25,000 to expense during the nine months ended September 30, 2009,  upon which these costs are fully amortized.

WARRANTS ISSUED WITH CONVERTIBLE NOTES – The value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible notes are determined by allocating an appropriate portion of the proceeds received from the debt instruments to the debt and warrants based on their relative fair value, which was determined using the Black-Scholes model.  The Company adopted Accounting Standards Codification (“ASC”) 815-40-15 on January 1, 2009.  ASC 815-40-15 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  The adoption of ASC 815-40-15 resulted in an adjustment to opening accumulated deficit in the amount of $360,000 to reclassify the fair value of certain outstanding warrants from stockholders’ deficiency to liability.  The warrants affected expired during the first quarter of 2009 and, as a result, the fair value of the warrant liability was reduced to zero and recognition of Other Income of $360,000 at the end of the reporting period.

VALUATION OF LONG-LIVED ASSETS – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our long-lived assets as of September 30, 2009 were represented by property and equipment, as we have no intangible assets on our balance sheet. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decrease in the market value of the assets.

The impairment test is based upon a comparison of the estimated undiscounted cash flows to the carrying value of the long-lived assets. If we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management’s best estimate using appropriate assumptions and projections at that time. Net long-lived property and equipment as of September 30, 2009 was $1,060,000. We reviewed our long-lived property and equipment as of September 30, 2009, and have determined that their estimated fair value exceeds the carrying amount of such assets; therefore, we have not recognized an impairment loss for our long-lived property and equipment.

STOCK-BASED COMPENSATION –The Company calculates the fair value of stock based compensation using the Black-Scholes method. Stock based compensation costs are recorded as earned for all unvested stock options outstanding. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date.  We recorded share-based compensation expense of $98,000 or $.002 per share and $251,000, or $.004 per share, for the three and nine months ended September 30, 2009 and $184,000, or $0.003 per share, and $600,000, or $0.01 per share, for the three and nine months ended September 30, 2008, respectively. We will continue to incur share-based compensation charges in future periods. As of September 30, 2009, unamortized share-based compensation expense of $0.8 million remains to be recognized, which is comprised of $0.3 million related to non-performance based stock options to be recognized over a weighted average period of 1.2 years, $0.2  million related to restricted stock to be recognized over a weighted average period of 1.3 years, and $0.3 million related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

We used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Expected volatility	—	83%	85%	83%
Dividend yield	—	0%	0%	0%
Expected term (years)	—	3.7	3.06	3.7
Risk-free interest rate	—	2.3%	1.7%	2.3%

The above table represents the weighted-average assumptions for all stock options granted during the three and nine months ended September 30, 2009 and September 30, 2008.  The Company did not grant any stock options during the three months ended September 30, 2009.

Expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. We are utilizing a 5% forfeiture rate, which we believe is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. No options were exercised during the three and nine months ended September 30, 2009 or during the three months ended September 30, 2008.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred.

NEW ACCOUNTING PRONOUNCEMENTS – In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles (“GAAP”), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

License fees and milestone fees earned for the nine months ended September 30, 2009 were $356,000 as compared to $258,000 for the nine months ended September 30, 2008.

Research and development expenses for the nine months ended September 30, 2009 were $1,980,000 as compared to $3,151,000 for the nine months ended September 30, 2008.  Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the nine months ended September 30, 2009 and September 30, 2008.

	Nine Months Ended
	September 30, 2009	September 30, 2008
NitroMist™	$427,000	$96,000
Zolpimist™	161,000	775,000
Sumatriptan	170,000	294,000
Zensana™	5,000	—
Tizanidine	—	37,000
Other research and development costs	208,000	203,000
Internal costs	1,009,000	1,746,000
Total research and development expenses	$1,980,000	$3,151,000

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

Research and development expenses in the nine months ended September 30, 2009 decreased primarily as a result of the following items:

•
$331,000 increase in costs associated with our NitroMist™ product candidate primarily due to process validation, method transfer activities and lab supplies in the nine months ended September 30, 2009;

•
$614,000 decrease in product development costs for our Zolpimist™ product candidate, as development efforts were substantially completed during the fourth quarter 2007, including filing of an NDA. Costs for zolpidem in the nine months ended September 30, 2009 related to usage and expired lab supplies;

•	$124,000 decrease in product development costs for our Sumatriptan product candidate, due to delayed activity on this project;

•	$737,000 decrease in internal costs is due to restructuring activities and substantially reduced efforts on R&D activities.

Consulting, selling, general and administrative expenses for the nine months ended September 30, 2009 were $3,167,000 as compared to $3,473,000 for the nine months ended September 30, 2008.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to the Company’s employee related costs and reduction in stock compensation expense due to decrease in headcount during the second quarter.

Primarily as a result of the factors described above, total expenses for the nine months ended September 30, 2009 were $5,147,000, as compared to $6,975,000 for the nine months ended September 30, 2008.

Other income/(expense) for the nine months ended September 30, 2009 was $301,000 which relates to the Company’s adoption of ASC 815-40-15 in the amount of $360,000, offset with a loss on sale of fixed assets of $59,000.

Interest expense for the nine months ended September 30, 2009 was $717,000 primarily related to the convertible notes that were issued during the year ended December 31, 2008.

Interest income for the nine months ended September 30, 2009 was $6,000 as compared to $84,000 for the nine months ended September 30, 2008, due to lower average cash and cash equivalent balances.

The resulting net loss for the nine months ended September 30, 2009 was $5,201,000 as compared to $7,677,000 for the nine months ended September 30, 2008.

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

License fees and milestone fees earned for the three months ended September 30, 2009 were $223,000 as compared to $104,000 for the three months ended September 30, 2008.

Research and development expenses for the three months ended September 30, 2009 were $530,000 as compared to $705,000 for the three months ended September 30, 2008.  Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the three months ended September 30, 2009 and September 30, 2008.

	Three Months Ended
	September 30, 2009	September 30, 2008
NitroMist™	$153,000	$84,000
Zolpimist™	105,000	125,000
Sumatriptan		16,000
Zensana™		—
Tizanidine		—
Other research and development costs	28,000	41,000
Internal costs	244,000	439,000
Total research and development expenses	$530,000	$705,000

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

•
Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities; and

•
Research and development expenses in the three months ended September 30, 2009 increased primarily due to activities in both NitroMist and Zolpmist, however internal costs have decreased as a result of reducing internal headcount.

Consulting, selling, general and administrative expenses for the three months ended September 30, 2009 were $973,000 as compared to $1,164,000 for the three months ended September 30, 2008.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to overall Company-wide decreased spending.

As a result of the factors described above, total expenses for the three months ended September 30, 2009 were $1,503,000, as compared to $1,878,000 for the three months ended September 30, 2008.

Interest expense for the three months ended September 30, 2009 was $81,000 primarily related to the convertible notes that were issued during the year ended December 31, 2008.

The resulting net loss for the three months ended September 30, 2009 was $1,361,000 as compared to $2,503,000 for the three months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of September 30, 2009 of $80,390,000, as compared to $74,829,000 as of December 31, 2008. We have had negative cash flow from operating activities of $3,579,000 and $5,126,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively. As of September 30, 2009, we had working capital deficiency of $4,223,000 as compared to working capital of $47,000 as of December 31, 2008, representing a net decrease in working capital of approximately $4,269,000.  As explained further below, such decrease is primarily due to the loss for the nine months ended September 30, 2009 of $5,201,000.

Net cash used in operating activities was $3,579,000 for the nine months ended September 30, 2009, as compared to $5,126,000 for the nine months ended September 30, 2008.  Net cash flows used in financing and investing activities were $422,000 for the nine months ended September 30, 2009 as compared to cash flows of $1,151,000, primarily due to payment of $1,000,000 of secured convertible note payable partially offset by proceeds of $644,000 from issuance of common stock for the nine months ended September 30, 2009 compared to proceeds of $1,475,000 received on secured convertible note payable for the nine months ended September 30, 2008.

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

We received $1,475,000 in gross proceeds on May 30, 2008 from the Initial Closing of a convertible note financing with certain funds affiliated with ProQuest Investments, and received $2,525,000 in gross proceeds on October 17, 2008 from the Subsequent Closing of such convertible note financing. The convertible notes issued in the Initial Closing matured on November 30, 2008 and, in the Subsequent Closing, on April 17, 2009. On November 30, 2008, with respect to the Initial Closing and on April 17, 2009, with respect to the Subsequent Closing, the noteholders may either convert the convertible notes issued in such closing into shares of common stock or demand payment of the outstanding principal balance, plus accrued and unpaid interest at a rate of 10% per annum. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes at maturity. The convertible notes are secured by all of our assets, other than certain excluded assets. During the second quarter of 2008, we also entered into a European partnership for our ondansetron oral spray with BioAlliance, as a result of which we received an immediate non-refundable license fee of $3,000,000. On April 29, 2009, we remitted $1,000,000 to ProQuest Investments and related entities against the $4,000,000 of convertible notes issued during 2008.

We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share.  We have received $693,000 in gross proceeds for the closings that have occurred as of September 30, 2009. The scheduled closing on October 9, 2009 did not occur due to the fact that the 3 day volume weighted average price was below the stated floor price of $0.25 per share.  Consequently, the total number of shares issuable under the agreement has been reduced by 500,000 shares.

On August 24, 2009, we received a milestone payment of approximately $150,000 from Velcera, Inc. relating to our License and Development agreement dated June 22, 2004. This milestone payment resulted from Velcera’s recently announced global licensing agreement for the first canine pain management product delivered in a transmucosal mist form.

On October 27, 2009, we entered into a licensing and distribution agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize the NitroMist™ lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, we received a $1,000,000 licensing fee upon execution of the agreement, and will receive milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales subject to potential reduction based upon the terms of the Agreement. The Agreement contains customary terminations provisions. In addition, the Agreement may be terminated by Mist for any reason upon written notice to us, which will be effective 180 days from the date of receipt of such notice, provided that Mist may not terminate until the second anniversary after the first commercial sale of NitroMist™ by Mist or its affiliates.

Through a separate license agreement with Mist, Akrimax Pharmaceuticals, LLC will receive the exclusive right to manufacture, distribute, market and sell NitroMist™ in North America. Under the terms of the Agreement, we will receive a percentage of any income received by Mist under any sublicense agreement relating to NitroMist™.

On November 13, 2009, the Company entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture the Company's ZolpiMist™ in the United States and Canada. ZolpiMist™ is the Company's oral spray formulation of zolpidem tartrate, which was approved by the FDA in December of 2008. Under the terms of the agreement, ECR will pay the Company $3,000,000 upon the execution of the agreement and ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products, subject to the terms of the Agreement. A performance milestone will be due to the Company if net sales reach a certain level. The Company has an opportunity to co-promote zolpidem tartrate oral spray in the United States and Canada with ECR’s consent, and retains commercialization rights for all other territories. ECR will assume responsibility for manufacturing the product for commercialization in the United States and Canada, including any activities required from the date of the Agreement. The Agreement contains customary termination provisions.  In addition, the agreement may be terminated by ECR for any reason upon written notice to the Company, which will be effective 180 days from the date of receipt of such notice, provided that ECR may not terminate until the second anniversary after the first commercial sale of ZolpiMist™ by ECR or its affiliates.

At our current level of spending, which excludes any product development efforts, assuming that ProQuest does not or demand payment under the notes and assuming that the remaining 7,500,000 shares are issued to Seaside 88, LP, we estimate that we will have sufficient cash on hand to fund operations through fourth quarter 2010.

Given the recent and continuing downturn in the economy, uncertainty in the financial community, and our current cash position, there can be no assurance that additional private or public capital will be available to us on favorable terms, or at all. There are a number of risks and uncertainties related to our attempt to complete another financing or strategic partnering arrangement that are outside our control.  We may not be able to obtain additional financing on terms acceptable to us, or at all. If we are unsuccessful at obtaining additional financing as needed, we may be required to significantly curtail or cease operations. We will need additional financing thereafter until we achieve profitability, if ever.

Our audited financial statements for the fiscal year ended December 31, 2008 were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that have been generated from our financing transactions and our licensing transactions and any additional potential cash inflows that may be received during 2009 and 2010 will improve our ability to continue our operations as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As of September 30, 2009 and as of the date hereof, we have not regained compliance with NYSE Amex LLC listing requirements.  Unless NYSE Amex LLC extends the targeted delisting date, we expect to receive a formal delisting notice on or about November 16, 2009.  We will consider our options if and when we receive a formal delisting notice, including but not limited to, appealing any decision of the NYSE Amex LLC.  In the event we receive a delisting notice and decide to pursue an appeal, we cannot assure you that such appeal will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate to our operating leases, employment agreements, consulting agreements, and license agreements with our strategic partners. Since December 31, 2008, there have been no material changes with respect to our contractual obligations as disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 and as supplemented by our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009.

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

We carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2009. Based on this evaluation, Steven B. Ratoff, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective in that they were designed to ensure that material information relating to us is made known to Steven B. Ratoff, our Interim Chief Executive Officer and Interim Chief Financial Officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and effective in that they ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the nine months ended September 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our unaudited financial statements for the nine months ended September 30, 2009, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report on our 2008 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share.  We have received $693,000 in gross proceeds for the closings that have occurred as of September 30, 2009. The scheduled closing on October 9, 2009 did not occur due to the fact that the 3 day volume weighted average price was below the stated floor price of $0.25 per share.  Consequently, the total number of shares issuable under the agreement has been reduced by 500,000 shares.

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

In addition, we have agreed to pay ProQuest liquidated damages for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal a maximum registration penalty of $171,800.  The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note).  As of September 30, 2009, we have issued $159,000 in non-convertible promissory notes to the purchasers.

On October 27, 2009, we entered into a licensing agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize the NitroMist lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, we received a $1,000,000 licensing fee upon execution of the agreement, and we will receive milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales.

On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture our ZolpiMist™ in the United States and Canada. Under the terms of the agreement, we received a $3,000,000 licensing fee and will receive ongoing performance payments of up to 15% of net sales on branded products and a lesser payment of net sales on authorized generic products.

At our current level of spending, which excludes any product development efforts, assuming that ProQuest does not demand payment under the notes and assuming that the remaining 7,500,000 shares are issued to Seaside 88, LP, we estimate that we will have sufficient cash on hand to fund operations through fourth quarter 2010.

We may also determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007 and continuing throughout 2009, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations. We may choose to raise additional capital in 2009 and 2010 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of additional common stock or other securities. Given the recent and continuing downtown in the economy, uncertainty in the financial community, and our current cash position, there can be no assurance that such capital will be available to us on favorable terms, or at all.

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

Given our current level of spending, if ProQuest demands payment under the Initial Closing Notes and/or the Subsequent Closing Notes, we will not be able to repay the notes in full, unless we are successful prior to that time in securing funds through new strategic partnerships and/or the sale of common stock or other securities. The convertible notes issued in the Initial Closing matured on November 30, 2008 and, in the Subsequent Closing, matured on April 17, 2009. On November 30, 2008, with respect to the Initial Closing, and on April 17, 2009, with respect to the Subsequent Closing, the noteholders did not either convert the convertible notes issued in such closing into shares of common stock or demand payment of the outstanding principal balance, inclusive of accrued and unpaid interest at a rate of 10% per annum. However, on April 29, 2009, we remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008. There can be no assurance whether the noteholders will convert their notes or demand immediate repayment of the convertible notes. The convertible notes are secured by all of our assets, other than certain excluded assets.

In addition, we have agreed to pay ProQuest liquidated damages for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal a maximum registration penalty of $171,800.  The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note).  As of September 30, 2009, the Company has issued $159,000 in non-convertible promissory notes to the purchasers.

On July 16, 2009, we received approval from the NYSE Amex LLC to issue up to 12,000,000 shares over the next twelve (12) months.  We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share.  We have received $693,000 in gross proceeds for the closings that have occurred as of September 30, 2009. The scheduled closing on October 9, 2009 did not occur due to the fact that the 3 day volume weighted average price was below the stated floor price of $0.25 per share. Consequently, the total number of shares issuable under the agreement has been reduced by 500,000 shares.

On October 27, 2009, we entered into a licensing agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize the NitroMist™ lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, we received a $1,000,000 licensing fee upon execution of the agreement, and will receive milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales.

On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture our ZolpiMist™ in the United States and Canada. Under the terms of the agreement, we received a $3,000,000 licensing fee and will receive ongoing performance payments of up to 15% of net sales on branded products and a lesser payment of net sales on authorized generic products.

At our current level of spending, which excludes any product development efforts, assuming that ProQuest does not demand payment under the notes and assuming that the remaining 7,500,000 shares are issued to Seaside 88, LP, we estimate that we will have sufficient cash on hand to fund operations through fourth quarter 2010.

We may also determine that it is appropriate to increase development activities on our product candidate pipeline, which activities have been significantly reduced since the fourth quarter of 2007 and continuing throughout 2009, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products. An increase in development activities would significantly increase cash outflows and thereby require additional funding in order to sustain operations. We may choose to raise additional capital in 2009 and 2010 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. Given the recent and continuing downtown in the economy, uncertainty in the financial community, and our current cash position, there can be no assurance that such capital will be available to us on favorable terms, or at all.

WE ARE A PRE-COMMERCIALIZATION COMPANY, HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM THE SALE OF PRODUCTS TO DATE.

We are a pre-commercialization specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products and do not expect to receive such revenue in the near future. We have no material licensing or royalty revenue or products ready for sale or licensing in the marketplace. This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain U.S. Food and Drug Administration, or FDA, approval and achieve market acceptance of our proposed products and respond to competition. The filing of a New Drug Application, or NDA, with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par’s strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for Zolpimist™, our zolpidem oral spray, was accepted by the FDA. On September 18, 2008, we announced that the FDA had requested an extension of up to three months on our NDA filing for Zolpimist™ in order to complete their review. On December 22, 2008, we announced that we had received approval from the FDA for our NDA for Zolpimist™ for the short-term treatment of insomnia. We have recently obtained strategic partners for both NitroMist™ and Zolpimist™. We cannot be certain as to when to anticipate commercializing and marketing any of our product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future. Since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities.

On May 6, 2008, we entered into a binding Securities Purchase Agreement, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. On May 30, 2008, we closed on the initial portion of such financing for $1,475,000 of convertible notes and warrants. During the second quarter of 2008, we entered into a European partnership for our ondansetron oral spray with BioAlliance Pharma S.A., as a result of which we received an immediate non-refundable license fee of $3,000,000. On October 17, 2008, we closed on the remaining portion of convertible note financing, and received gross proceeds of $2,525,000.  In addition, we have agreed to pay ProQuest liquidated damages for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal a maximum registration penalty of $171,800.  The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note).  As of September 30, 2009, we have issued $159,000 in non-convertible promissory notes to the purchasers.

On April 29, 2009, we remitted $1,000,000 to ProQuest Investments and related entities against the $4,000,000 of convertible notes issued during 2008.

However, we have not yet resumed clinical development activity, as we have not yet determined if it is advisable to resume spending significant resources on our development activities. Given the recent downturn in the economy, uncertainty in the financial community, and our current cash position, there can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

We had an accumulated deficit as of September 30, 2009 of approximately $80,390,000. We incurred losses in each of our last ten fiscal years, including net losses of approximately $5,201,000 for the nine months ended September 30, 2009, $9,586,000 for the year ended December 31, 2008, $16,963,000 for the year ended December 31, 2007, $3,805,000 for the five months ended December 31, 2006 and $10,084,000 for the fiscal year ended July 31, 2006. Additionally, we have reported negative cash flows from operations of approximately $3,579,000 for the nine months ended September 30, 2009, $5,533,000 for the year ended December 31, 2008, $15,240,000 for the year ended December 31, 2007, $1,782,000 for the five months ended December 31, 2006 and $8,855,000 for the fiscal year ended July 31, 2006. We anticipate that, even with our limited research and development activities, we could incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

As of November 2, 2009, ProQuest Investments, a significant stockholder, directly and indirectly, of us, beneficially owns approximately 34.4% of our outstanding common stock (assuming exercise of certain warrants held by ProQuest Investments). As such, ProQuest Investments may be deemed to be our affiliate. Mr. Steven B. Ratoff, our Chairman, Interim President, Chief Executive Officer and Interim Chief Financial Officer, has served as a venture partner with ProQuest Investments since December 2004, although he has no authority for investment decisions by ProQuest Investments.

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

On October 27, 2009, we entered into a licensing agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize the NitroMist™ lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, we received  a $1,000,000 licensing fee upon execution of the agreement, and will receive milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales subject to potential reduction based upon the terms of the Agreement.

On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture the Company's ZolpiMist™ in the United States and Canada. ZolpiMist™ is our oral spray formulation of zolpidem tartrate, which was approved by the FDA in December of 2008. Under the terms of the agreement, ECR will pay us $3,000,000 upon the execution of the agreement and ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products, subject to the terms of the Agreement.

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of, and obtaining regulatory approvals for, our product candidates. We anticipate that marketing activities for our product candidates, whether by us or one or more of our licensees, if any, will not begin until the first half of the calendar year 2010 at the earliest. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par’s strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for Zolpimist™, our zolpidem oral spray, was accepted by the FDA. On September 18, 2008, we announced that the FDA had requested an extension of up to three months on our NDA filing for Zolpimist™ in order to complete their review. On December 22, 2008, we announced that we had received approval from the FDA for our NDA for Zolpimist™ for the short-term treatment of insomnia. We have recently obtained strategic partners for both NitroMist™ and Zolpimist™. Our partner for Zensana™, Par Pharmaceuticals, recently announced that it had completed bioequivalency studies on Zensana with mixed results, with bioequivalence to reference drug (Zofran® tablets) achieved in some of the studies and not achieved in others. We are working with Par to carefully review and better understand the results from these studies before determining the next steps for Zensana™. Accordingly, it is not anticipated that we will generate any revenues from royalties or sales of our product candidates until regulatory approvals are obtained, if ever, and marketing activities begin. Any one or more of our product candidates may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables. The failure or the delay of any one or more of our proposed product candidates to achieve commercial viability would have a material adverse effect on us. Since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities.

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

WE HAVE NOT COMPLETED PRODUCT DEVELOPMENT.

We have not completed the development of our product candidates and we will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such product candidates must be obtained before the product candidates will become available for commercial sale. On November 3, 2006, we announced that we received an approval letter from the FDA regarding our NDA for NitroMist™. Previously, this product was partnered with Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par’s strategy to concentrate its resources on supportive care in AIDS and oncology markets. On January 23, 2008, we announced that our NDA filing for Zolpimist™, our zolpidem oral spray, was accepted by the FDA. On September 18, 2008, we announced that the FDA had requested an extension of up to three months on our NDA filing for Zolpimist™ in order to complete their review. On December 22, 2008, we announced that we had received approval from the FDA for our NDA for Zolpimist™ for the short-term treatment of insomnia. We have recently obtained strategic partners for both NitroMist™ and Zolpimist™. Our partner for Zensana™, Par Pharmaceuticals, recently announced that it had completed bioequivalency studies on Zensana with mixed results, with bioequivalence to reference drug (Zofran® tablets) achieved in some of the studies and not achieved in others. We are working with Par to carefully review and better understand the results from these studies before determining the next steps for Zensana™. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. We may not be able to successfully develop any one or more of our product candidates or develop such product candidates on a timely basis. Further, such product candidates may not be commercially accepted if developed. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of any product candidates, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our business and operations. Furthermore, since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities.

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

WE DO NOT HAVE DIRECT CONSUMER MARKETING EXPERIENCE.

We have no experience in marketing or distribution at the consumer level of our product candidates. Moreover, we do not have the financial or other resources to undertake extensive marketing and advertising activities. Accordingly, we intend generally to rely on marketing arrangements, including possible joint ventures or license or distribution arrangements with third-parties. Except for our agreements with Mist, ECR, Par, Manhattan Pharmaceuticals, Velcera and Hana Biosciences, we have not entered into any significant agreements or arrangements with respect to the marketing of our product candidates. We may not be able to enter into any such agreements or similar arrangements in the future and we may not be able to successfully market our products. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements, it could impair our ability to commercialize our products.

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

The FDA and comparable foreign agencies may withdraw any approvals we obtain. Further, if there is a later discovery of unknown problems or if we fail to comply with other applicable regulatory requirements at any stage in the regulatory process, the FDA may restrict or delay our marketing of a product or force us to make product recalls. In addition, the FDA could impose other sanctions such as fines, injunctions, civil penalties or criminal prosecutions. To market our products outside the U.S., we also need to comply with foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. Other than the approval of NitroMist™ and ZolpMist™, the FDA and foreign regulators have not yet approved any of our products under development for marketing in the U.S. or elsewhere. If the FDA and other regulators do not approve any one or more of our products under development, we will not be able to market such products.

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

On July 31, 2007, we and Par agreed to terminate the Development, Manufacturing and Supply Agreement, dated July 28, 2004, or the DMS Agreement, relating to NitroMist™. Under the DMS Agreement, Par had exclusive rights to market, sell and distribute NitroMist™ in the U.S. and Canada, with us entitled to royalty payments based upon a percentage of net sales. We have recently obtained a strategic partner for the commercialization of NitroMist™.

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

On October 27, 2009, we entered into a licensing agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize the NitroMist™ lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, we received  a $1,000,000 licensing fee upon execution of the agreement, and will receive milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales subject to potential reduction based upon the terms of the Agreement.

On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture the Company's ZolpiMist™ in the United States and Canada. ZolpiMist™ is our oral spray formulation of zolpidem tartrate, which was approved by the FDA in December of 2008. Under the terms of the agreement, ECR will pay us $3,000,000 upon the execution of the agreement and ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products, subject to the terms of the Agreement.

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

EVEN IF WE OBTAIN PATENTS TO PROTECT OUR PRODUCTS, THOSE PATENTS MAY NOT BE SUFFICIENTLY BROAD AND OTHERS COULD COMPETE WITH US.

We, and the parties licensing technologies to us, have filed various U.S. and foreign patent applications with respect to the products and technologies under our development, and the USPTO and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. Currently, we have nine patents which have been issued in the U.S. and 69 patents which have been issued outside of the U.S. Additionally, we have over 80 patents pending around the world. Our pending patent applications, those we may file in the future and those we may license from third parties, may not result in the USPTO or any foreign patent office issuing patents. Also, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against competitors.

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

Our future success also will depend in part on the continued service of our key scientific and management personnel and our ability to identify hire and retain additional personnel, including scientific, development and manufacturing staff.

RISKS RELATED TO OUR COMMON STOCK

WE RECEIVED NOTICE FROM THE NYSE AMEX LLC THAT WE FAILED TO COMPLY WITH CERTAIN OF ITS CONTINUED LISTING STANDARDS, WHICH MAY RESULT IN A DELISTING OF OUR COMMON STOCK FROM THE EXCHANGE.

Our common stock is currently listed for trading on the NYSE Amex LLC, or NYSE Amex, and the continued listing of our common stock on the NYSE Amex is subject to our compliance with a number of listing standards. As of September 30, 2009 our net worth position was a deficit of $7,407,000 and as of December 31, 2008, our net worth position was a deficit of $2,741,000, which are each below the minimum net worth continued listing requirement.

As previously disclosed, we are not in compliance with Section 1003 (a) (i), (ii), (iii) and (iv) of the NYSE Amex LLC Company Guide. We have submitted, and the NYSE Amex LLC had accepted, our plan to regain compliance with the NYSE Amex LLC Company Guide on June 12, 2008. As of September 30, 2009 and as of the date hereof, we have not regained compliance in accordance with our plan. Unless NYSE Amex LLC extends the targeted delisting date of November 16, 2009, we expect to receive a formal delisting notice on or about the targeted delisting date. We will consider our options if and when we receive a formal delisting notice, including, but not limited to, appealing any decision of the NYSE Amex LLC. In the event we receive a delisting notice and decide to pursue an appeal, we cannot assure you that such appeal will be successful.

WE ARE INFLUENCED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of November 2, 2009, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 35.8% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, ProQuest Investments has the ability to exert significant influence over matters submitted to our stockholders for approval. Such positions may discourage or prevent any proposed takeover of us, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices. Our directors, executive officers and principal stockholders may influence corporate actions, including influencing elections of directors and significant corporate events.

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

Our common stock has been listed for quotation on the NYSE Amex since May 11, 2004 under the symbol “NVD.” Prior to May 11, 2004, our common stock was traded on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. During the twelve-month period ended September 30, 2009, the closing price of our common stock has ranged from $0.06 to $0.46. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the twelve-month period ended September 30, 2009, the average daily trading volume in our common stock was approximately 564,916 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of November 2, 2009, there were 64,106,374 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants, or the conversion of our convertible notes. As of November 2, 2009, we had outstanding stock options and warrants to purchase approximately 25.7 million shares of common stock, the exercise prices of which range between $0.21 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

In addition, and not included in the above, on May 6, 2008, we entered into a binding Securities Purchase Agreement with the Purchasers, as amended, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. In connection with this agreement, $1,475,000 of secured convertible notes and accompanying warrants were funded on May 30, 2008. The convertible notes are convertible into 5,000,000 shares of our common stock. Resulting from the $1,000,000 payment made to ProQuest on April 29, 2009, the remaining $475,000 of secured convertible notes are convertible into approximately 1,610,000 shares. We issued 3,000,000 warrants, which have an exercise price of $0.369 per share, and are included in the total outstanding stock options and warrants to purchase approximately 24.0 million shares of common stock as of September 30, 2009 noted above.

On October 17, 2008, an additional $2,525,000 of secured convertible notes and accompanying warrants were funded. The convertible notes are convertible into 10,744,681 shares of our common stock. We issued 6,446,809 warrants, which have an exercise price of $0.294 per share, and are included in the total outstanding stock options and warrants to purchase approximately 27.1 million shares of common stock as of September 30, 2009 noted above.

On July 16, 2009, we received approval from the NYSE Amex LLC to issue up to 12,000,000 shares over the next twelve (12) months.  We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share.  We have received $693,000 in gross proceeds for the closings that have occurred as of September 30, 2009. The scheduled closing on October 9, 2009 did not occur due to the fact that the 3 day volume weighted average price was below the stated floor price of $0.25.  Consequently, the total number of shares issuable under the agreement has been reduced by 500,000 shares.

The following table provides an overview of our stock options and corresponding plans:

Plan	Shares Authorized	Options Outstanding at September 30, 2009	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	40,000	—	Plan Closed
1997 Stock Option Plan	500,000	50,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	1,439,000	1,666,000	—
2006 Equity Incentive Plan	6,000,000	3,284,000	2,191,000	—
Non-Plan	n/a	581,000		—
Total	10,400,000	5,394,000	3,857,000

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

On July 16, 2009, we received approval from the NYSE Amex LLC to issue up to 12,000,000 shares over the next twelve (12) months.   We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share

In October 2008, we sold securities in the subsequent closing of the 2008 Financing, resulting in the issuance of notes convertible into 10,744,681 shares of our common stock, and warrants to purchase 6,446,809 shares of our common stock. The sale of the notes and warrants resulted in gross proceeds to us of $2,525,000, before deducting certain fees and expenses.

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

As of November 2, 2009, we have 64,106,374 shares of common stock issued and outstanding and approximately 25.5 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In addition, and not included in the above, on May 6, 2008, we entered into a binding Securities Purchase Agreement with the Purchasers, as amended, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants. In connection with this agreement, $1,475,000 of secured convertible notes and accompanying warrants were funded on May 30, 2008. The convertible notes are convertible into 5,000,000 shares of our common stock. We issued 3,000,000 warrants, which have an exercise price of $0.369 per share, and are included in the total outstanding stock options and warrants to purchase approximately 25.5 million shares of common stock noted above. On October 17, 2008, $2,525,000 of additional secured convertible notes and accompanying warrants were funded. The convertible notes are convertible into 10,744,681 shares of our common stock, and an additional 6,446,809 warrants were issued with an exercise price of $0.294 per share, which warrants are included in the 25.5 million shares of common stock for options and warrants noted above. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

THE SECURITIES ISSUED IN OUR PRIVATE PLACEMENTS ARE RESTRICTED SECURITIES.

At the time of the offer and sale of the common stock and the shares of common stock underlying the convertible notes and the warrants, as applicable, in our December 2006 private placement and 2008 private placement, the common stock was not registered under the Securities Act or the securities laws of any state. Accordingly, these securities may not be sold or otherwise transferred unless such sale or transfer is subsequently registered under the Securities Act and applicable state securities laws or unless exemptions from such registration are available. The registration statements covering the December 2006 private placement and the 2008 private placement were declared effective by the SEC on January 26, 2007, and July 16, 2008 and May 5, 2009, respectively. Notwithstanding our registration obligations regarding these securities, investors may be required to hold these securities for an indefinite period of time. All investors who purchase these securities are required to make representations that it will not sell, transfer, pledge or otherwise dispose of any of the securities in the absence of an effective registration statement covering such transaction under the Securities Act and applicable state securities laws, or the receipt by us of an opinion of counsel to the effect that registration is not required.

WE HAVE BROAD DISCRETION AS TO THE USE OF THE PROCEEDS FROM THE PRIVATE PLACEMENTS AND THE SEASIDE OFFERING AND MAY USE THE PROCEEDS IN A MANNER WITH WHICH YOU DISAGREE.

Our Board and management will have broad discretion over the use of the net proceeds of the 2008 private placement and the Seaside offering. Stockholders may disagree with the judgment of the Board and management regarding the application of the proceeds. We cannot predict that investments of the proceeds will yield a favorable, or any, return.

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

With respect to the subsequent closing of the 2008 private placement, we agreed to file a registration statement with the SEC to register the resale of 17,978,724 shares of common stock issuable pursuant to the 2008 private placement, referred to herein as the subsequent registrable shares, within 30 days of the related closing. Also, we agreed to respond to all SEC comment letters as promptly as reasonably possible and to use our best efforts to have the registration statement declared effective within 90 days of the related closing. However, we were unable to register 9,044,649 of the subsequent registrable shares in accordance with the rules and regulations of the SEC. Therefore, we are filing the registration statement with the SEC to register the resale of 8,934,075 subsequent registrable shares issuable pursuant to the 2008 private placement. There is no guarantee that the SEC will declare the registration statement effective. In connection with our reduction of subsequent registrable shares being registered on the registration statement, we have agreed with the purchasers to pay, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by the purchasers for the shares that we are not able to register for resale under the registration statement. Such liquidated damages equal $12,703 for each 30 day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. In addition, we have agreed to pay ProQuest, as partial liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by ProQuest for the shares that we are not able to register for resale in connection with subsequent closing, referred to herein as subsequent registrable shares. Such liquidated damages equal $12,703 for each 30-day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered. However, these payments could not exceed 10% of the aggregate purchase price paid by the purchasers, or $127,030, which the Company had recorded as a liability.  The registration statement for the 8,934,075 shares did not become effective until May 5, 2009.  Consequently, the Company renegotiated the registration penalty with the purchasers due to the delay in registering the 8,934,075 shares.  As a result, the Company agreed to pay the purchasers a registration penalty for the full amount of shares (17,978,924) for the period beginning on January 19, 2009 and ending on May 5, 2009.  This resulted in an increase in the registration penalty of $44,770, for a maximum registration penalty of $171,800.  The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note).  As of September 30, 2009, the Company has issued $159,000 in non-convertible promissory notes to the purchasers.

ITEM 6.  EXHIBITS

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

10.1	Agreement, by and between the Company and Arthur W. Wood Company, dated June 15, 2009.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 20, 2009.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

NovaDel Pharma Inc.

Date: November 16, 2009	By:	/s/ STEVEN B. RATOFF
Steven B. Ratoff
Interim President, Chief Executive Officer and Interim Chief Financial Officer
(principal executive officer) (principal financial officer)