Form 10-K
period 2009-12-31
NOVADEL PHARMA INC
filed 2010-03-31
CIK 1043873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NO. 001-32177

NOVADEL PHARMA INC.

(Exact Name of registrant as specified in its charter)

Delaware	22-2407152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 ROUTE 22 EAST, SUITE 2000, BRIDGEWATER, NEW JERSEY 08807
(Address of principal executive offices) (Zip Code)

(908) 203-4640
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTCBB

Securities registered pursuant to Section 12(g) of
the Exchange Act:

None

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity of the issuer held by non-affiliates of the registrant was approximately $17 million based upon the closing sale price of $0.31 for the Registrant’s common stock, $0.001 par value, as reported by the NYSE Amex LLC, formerly known as the American Stock Exchange on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2010, the issuer had 89,283,000 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year (December 31, 2009) are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOVADEL PHARMA INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include NovaDel Pharma Inc. (NovaDel).

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes “forward-looking statements,” including statements regarding NovaDel Pharma Inc.’s (the “Company,” “we,” “us” or “NovaDel”) expectations, beliefs, intentions or strategies for the future and the Company’s internal controls and procedures and outstanding financial reporting obligations and other accounting issues. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect the Company’s views as of the date they are made with respect to future events and financial performance. In particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part II, Item 7 of this Annual Report includes forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. The Company uses words such as “expect,” “anticipate,” “believe,” “intend” and similar expressions to identify forward-looking statements. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. A number of important risks and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements.

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

PART I

ITEM 1. BUSINESS.

GENERAL

NovaDel Pharma Inc., a Delaware corporation, referred to herein as “we”, “us” and “our”, is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed pharmaceuticals.  Our proprietary technology offers, in comparison to conventional oral dosage forms, the potential for faster absorption of drugs into the bloodstream leading to quicker onset of therapeutic effects and possibly lower doses.  Oral sprays eliminate the requirement for water or the need to swallow, potentially improving patient convenience and compliance.  Our oral spray technology is focused on addressing unmet medical needs for a broad array of existing and future pharmaceutical products.  Our most advanced oral spray candidates target angina, insomnia, erectile dysfunction, migraine headaches, nausea and disorders of the central nervous system.  We plan to develop these and other products independently and through collaborative arrangements with pharmaceutical and biotechnology companies.  Currently, we have nine patents which have been issued in the U.S. and 69 patents which have been issued outside of the U.S. Additionally, we have over 65 patents pending around the world.  We look for drug compounds that are off patent or are coming off patent in the near future, and we formulate these compounds in conjunction with our proprietary drug delivery method.  Once formulated, we file for new patent applications on these formulated compounds that comprise our product candidates.  Our patent portfolio includes patents and patent applications with claims directed to the pharmaceutical formulations, methods of use and methods of manufacturing for our product candidates.

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

We have a history of recurring losses, giving rise to an accumulated deficit as of December 31, 2009 of $82,766,000, as compared to $74,829,000 as of December 31, 2008. Additionally, we have had negative cash flow from operating activities of $1,578,000 for the year ended December 31, 2009, $5,533,000 for the year ended December 31, 2008, and $15,240,000 for the year ended December 31, 2007.  As of December 31, 2009, we had  negative working capital of $495,000 as compared to $47,000 as of December 31, 2008, representing a net decrease in working capital of approximately $542,000.

Throughout 2009, our reduced clinical development activities were limited to expenditures required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products.  We will seek to raise additional capital in 2010 to fund our operations and future development activities through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or, if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.  If we are unable to raise additional capital, and we do not use our existing working capital to fund our development plans, we will have sufficient cash on hand to fund operating costs through the fourth quarter 2010. We will need additional financing thereafter until we achieve profitability.

Our audited financial statements for the year ended December 31, 2009 were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that have been generated from our financing transactions and our licensing transactions and any additional potential cash inflows that may be received during 2010 and 2011will improve our ability to continue our operations as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As previously disclosed on May 14, 2008, we received notice from the NYSE Amex LLC (formally known as the American Stock Exchange) indicating that we are not in compliance with certain of the NYSE Amex LLC continued listing standards.  We submitted a plan of compliance with NYSE Amex LLC, which was accepted, and attempted to regain compliance with such plan during fiscal year 2009.  On December 2, 2009, we formally notified NYSE Amex LLC of our intent to voluntarily withdraw our listing and registration due to our failure to regain compliance with the continued listing standards and our plan.  On December 14, 2009, we filed a Form 25 voluntarily withdrawing our listing and registration from NYSE Amex LLC.  The final day of trading on NYSE Amex LLC was December 23, 2009.  On December 24, 2009, our common stock began trading on the Over-the-Counter Bulletin Board, or OTCBB, under its new ticker symbol on OTCBB as NVDL.OB.

Highlights for the year ended December 31, 2009, and additionally through the date of filing of this Annual Report on Form 10-K, include the following product development and business achievements:

Product Pipeline
•
After careful review of our portfolio of product opportunities we have selected Sildenafil Citrate (Viagra®) as our next product to develop.  Our development plans anticipate that our oral spray formulation, Duromist™, will be available for launch in the first half of 2012.

Intellectual Property
•
Announced that we received a Notice of Allowance from the United States Patent and Trademark Office, or USPTO, for claims under U.S. Patent Application No. 10/671,715, entitled “Buccal, Polar and Non-polar Spray Containing Zolpidem,” which covers a method of treating insomnia by administering zolpidem to humans utilizing NovaMist™ Oral Spray  technology. Once issued, this patent will expire in 2018.

•
Announced that we received an Issue Notification from the USPTO for a new U.S. Patent, No. 7632517, entitled “Buccal, Polar and Non-polar Spray Containing Zolpidem,” which covers a method of treating insomnia by administering zolpidem to humans utilizing NovaDel's oral spray technology.

Other
•
Announced that Michael E. Spicer resigned as Chief Financial Officer and Corporate Secretary, effective April 1, 2009. Our Board of Directors appointed Deni M. Zodda, Ph.D., our Chief Business Officer, to serve as Interim Chief Financial Officer, Principal Financial Officer and Corporate Secretary, effective April 1, 2009. We also hired Joseph M. Warusz as a consultant to serve as Principal Accounting Officer, effective April 1, 2009.

•
Announced that Deni M. Zodda, Ph.D., Chief Business Officer, Interim Chief Financial Officer and Corporate Secretary, agreed to leave the Company resulting from a reorganization of the executive team.  Mr. Zodda has entered into a Separation, Consulting and General Release Agreement under which he received a one-time fee of $137,500 to provide us with certain consulting services through October 31, 2009. Steven B. Ratoff, our Chairman, President and Chief Executive Officer, has been appointed our Interim Chief Financial Officer.

•	Announced the Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer effective January 1, 2010. Mr. Ratoff will continue to serve as Interim Chief Financial Officer.

•
Announced we executed a lease amendment modifying certain terms to the lease for the property in Flemington, New Jersey.  The amendment converted the lease term to month to month commencing on July 1, 2009 with a provision that either party may terminate the lease upon thirty days written notice. We have released the lease escrow of $226,000 to the landlord in order to satisfy rent payments through June 30, 2009.  This lease was terminated in December 2009.

•	Effective February 1, 2010, we entered into a one (1) year lease agreement with Regus Management Group LLC for approximately 5,000 square feet of office space in Bridgewater, New Jersey.

•
Announced that we entered into an agreement with Seaside 88, LP, or Seaside. Under the terms of the agreement and subject to the approval of the NYSE Amex LLC, Seaside has committed to purchase up to 13.0 million NovaDel common shares, in a series of closings every two weeks in the amount of 500,000 shares each for a total of up to 26 purchases.  We had received approval from NYSE Amex LLC to issue up to 12.0 million shares over twelve (12) months. As of March 24, 2010, we have received $200,140 in gross proceeds for 2010. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP.

•
Announced we entered into an agreement with Arthur W. Wood Company, Inc., or AWW, pursuant to which AWW agreed to assist us as a non-exclusive financial advisor for the purposes of seeking capital related to the Seaside offering, referred to herein as the Placement. In consideration of AWW’s services, we agreed to pay AWW upon closing of a capital-raising transaction, a fee equal to three percent (3%) of the aggregate value of the proceeds paid or payable in the Placement.

•	Announced we received a milestone payment of approximately $150,000 from Velcera, Inc., or Velcera, relating to its License and Development Agreement with Velcera, dated June 22, 2004.

•
Announced we entered into a license and distribution agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize the NitroMist™ lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris, in the United States, Canada and Mexico.  Under the terms of the agreement, we received a $1,000,000 licensing fee upon execution of the agreement, and will receive milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales, subject to the terms of the agreement.

•
Announced we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture our ZolpiMist™ product in the United States and Canada. ZolpiMist™ is our oral spray formulation of zolpidem tartrate, which was approved by the FDA in December of 2008. Under the terms of the agreement, we received $3,000,000 upon the execution of the agreement and ECR will pay us ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products, subject to the terms of the agreement.

•
Announced that we notified NYSE Amex LLC of our intent to voluntarily delist our common stock from the Exchange.  We filed Form 25 on December 14, 2009, voluntarily withdrawing our listing and registration from NYSE Amex LLC. The final day of trading on NYSE Amex LLC was December 23, 2009. Our common stock began trading on the OTCBB on December 24, 2009.  Our new ticker symbol on OTCBB is NVDL.OB.

•
Announced we entered into an amendment agreement with ProQuest Investments L.P. and its affiliates, referred to herein as ProQuest, to convert the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued but unpaid interest, in an aggregate amount equal to $3,657,000 to 23,237,083 shares of our common stock as of December 31, 2009.

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

It is not anticipated that we will generate any revenues from royalties or sales of our product candidates until regulatory approvals are obtained and marketing activities begin. We anticipate generating revenues in 2010 from our existing licensed products, Zolpimist™ and NitroMist™. Any one or more of our product candidates may not prove to be commercially viable, or if viable, may not reach the marketplace on a basis consistent with our desired timetables, if at all. The failure or the delay of any one or more of our proposed products to achieve commercial viability would have a material adverse effect on us.

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

We expect to spend significant amounts on the development of certain of our product candidates and we expect our costs to increase if we restart certain programs to develop and ultimately commercialize our product candidates.  The following table summarizes our product candidates:

	Active Ingredient or Class of Molecule	Indications	Stage of Development	Partner
Approved Products
NitroMist™	nitroglycerin	Angina Pectoris	FDA Approved	Mist Acquisition, LLC
Zolpimist™	zolpidem	Insomnia	FDA Approved	ECR Pharmaceuticals Company
Product Candidates
Duromist™	sildenafil	Erectile Dysfunction	Preclinical development	-
Zensana™	ondansetron	Nausea/Vomiting	Clinical development	Hana Biosciences/Par Pharmaceutical, Inc./BioAlliance Pharma S.A.
NVD-201	sumatriptan	Migraines	Pilot Efficacy study complete	-
NVD-301	midazolam	Pre-Procedure Anxiety	Preclinical development	-

NitroMist™ (nitroglycerin lingual aerosol). This product is indicated for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease, and was approved by the FDA in November 2006.  Previously, this product was partnered with Par Pharmaceutical, Inc., or Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets.  Our former contract manufacturer for NitroMist™, INyX Pharma, filed for protection under the Chapter 11 bankruptcy laws in 2007, and ceased operations at its facility in Puerto Rico where our product was to be manufactured during 2008. As a result, we selected an alternative contract manufacturer, DPT Laboratories.  On October 27, 2009, we entered into a licensing and distribution agreement with privately-held Mist Acquisition, LLC, or Mist, to manufacture and commercialize the NitroMist™ in the United States, Canada and Mexico.  Under the terms of the agreement, Mist paid us a $1,000,000 licensing fee upon execution of the agreement, and will pay us milestone payments totaling an additional $1,000,000 over the next twelve months if certain milestones are met and ongoing performance payments of up to seventeen percent (17%) of net sales.  In addition, Mist will assume the activities and costs necessary for the completion of the product transfer to DPT Laboratories.

Zolpimist™ (zolpidem oral spray). Zolpidem is the active ingredient in Ambien®, the leading hypnotic for insomnia marketed by Sanofi-Aventis. Our oral spray formulation of zolpidem was approved for the short-term treatment of insomnia by the FDA in December 2008. In October 2009, we received a Notice of Allowance from the United States Patent and Trademark Office, or USPTO for claims which cover a method of treating insomnia by administering zolpidem to humans utilizing NovaMist™ Oral Spray technology.  On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture our ZolpiMist™ in the United States and Canada. Under the terms of the agreement, we received a $3,000,000 licensing fee and will receive ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products.

Duromist™ (Sildenafil oral spray).   Duromist™ contains sildenafil, the leading PDE-5 inhibitor for the treatment of erectile dysfunction marketed under the brand name Viagra®.  We believe that an oral spray of sildenafil has the potential of a faster onset of action and a lower dose compared to tablets.

Erectile dysfunction occurs in approximately 18% of the male population with prevalence of over 50% in men over 65 years of age.  PDE-5 inhibitors are effective in approximately 75% of the erectile dysfunction population.  Sildenafil is the most popular molecule with over 50% market share in a erectile dysfunction market of over $3 billion.

Development is in progress for a formulation to be used in future clinical trials to begin in 2010, with a development plan that would deliver a FDA approved product available for launch in the second quarter of 2012.

Zensana™ (ondansetron oral spray). Ondansetron is the active ingredient in Zofran®, the leading anti-emetic marketed by GlaxoSmithKline, or GSK.  Through July 31, 2007, this product candidate was licensed to Hana Biosciences, who was overseeing all clinical development and regulatory approval activities for this product in the U.S. and Canada.  On July 31, 2007, we entered into a Product Development and Commercialization Sublicense Agreement with Hana Biosciences and Par, pursuant to which Hana Biosciences granted a sublicense to Par to develop and commercialize Zensana™.  Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana™ in the United States and Canada, including the development and re-filing of the NDA in the United States.  In addition, we entered into an Amended and Restated License Agreement with Hana Biosciences, pursuant to which Hana Biosciences relinquished its right to pay reduced royalty rates to us until such time as Hana Biosciences had recovered one-half of its costs and expenses incurred in developing Zensana™ from sales of Zensana™ and we agreed to surrender for cancellation all 73,121 shares of the Hana Biosciences common stock we acquired in connection with execution of the original license agreement with Hana Biosciences.  Par had previously announced that it expected to complete clinical development on the revised formulation of Zensana™ during 2008, and expected to submit a new NDA for Zensana™ by the end of 2008.  However, in November 2008, Par announced that it had completed bioequivalency studies on Zensana™ with mixed results, with bioequivalence to reference drug (Zofran® tablets) achieved in some of the studies and not achieved in others. We have notified Hana and Par that under the terms of our agreement, they are required to return the product to us.

On May 19, 2008, we entered into an agreement with BioAlliance Pharma S.A., whereby BioAlliance acquired the European rights for our ondansetron oral spray. Under the terms of the agreement, BioAlliance paid us a license fee of $3,000,000 upon closing. We are eligible for additional milestone payments totaling approximately $24 million (an approval milestone of $5,000,000 and sales-related milestone payments of approximately $19 million) as well as a royalty on net sales. We anticipate that their development activities will not be initiated until development is completed in the United States.

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

In September 2008, we announced the results from a pilot efficacy study for NVD-201.   This was a multi-center, active control, open-label, dose-ranging, efficacy and safety study.  Subjects received up to 5 treatments, comprising single doses of the following: Imigran® 50-mg tablets, Imigran® 100-mg tablets, NVD-201 20-mg, NVD-201 30-mg, and NVD-201 40-mg.  Their response to Imigran® 50-mg tablets determined whether they were eligible to receive the other four treatments.  Patients recorded the severity of each migraine attack on the same 4-point scale immediately before dosing and at 15, 30, 60, 90, 120, and 240 minutes, and at 24 hours post-dosing.  Associated symptoms (nausea, vomiting, photophobia, and phonophobia) were also recorded immediately before dosing and at 30, 60, 90 and 120 minutes post-dosing.  All dosing was done on an outpatient basis and patients returned to the clinic between migraine attacks.

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

We believe NVD-201 may provide clinical benefits to migraine sufferers including, possibly, faster relief than Imitrex® tablets as well as greater tolerability than triptan nasal sprays. Further, if proven to be safe and effective, we believe NVD-201 may be attractive to patients who have trouble taking oral medications due to nausea and vomiting caused by the migraine attack. Previously, we were targeting an NDA submission for our sumatriptan product candidate in the first half of calendar 2008; however, due to funding constraints and other higher priorities associated with our current product pipeline, we have not progressed our development efforts.

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

As of the current date, we have not yet secured sufficient financing to resume our clinical development activity.  There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

Propofol oral spray.  Propofol is the active ingredient in Diprivan®, a leading intravenous anesthetic marketed by AstraZeneca. On July 10, 2007, Manhattan Pharmaceuticals, our licensee, announced its intention to pursue appropriate sub-licensing opportunities for this product candidate.

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

BUSINESS DEVELOPMENT

To date, we have entered into license agreements with (i) Mist Acquisition, LLC to manufacture and commercialize the NitroMist® lingual spray version of nitroglycerine, (ii) ECR Pharmaceuticals Company, Inc., to commercialize and manufacture ZolpiMist™ in the United States and Canada, (iii) Hana Biosciences, for the development and marketing rights in the U.S. and Canada for our ondansetron oral spray, (iv) Par, for the marketing rights in the U.S. and Canada for NitroMist™,  (v) Manhattan Pharmaceuticals, in connection with propofol,  (vi) Velcera, in connection with veterinary applications for currently marketed veterinary drugs and (vii) BioAlliance Pharma SA, for the European rights for ondansetron oral spray.  In addition, we have entered into a sub-license agreement with Hana Biosciences and Par, pursuant to which Hana Biosciences granted a sublicense to Par to develop and commercialize Zensana™.

We intend to enter into additional license agreements and strategic alliances, including additional marketing partners and strategic alliances as may be appropriate for the remaining present and future products in our development pipeline.

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

AGREEMENT WITH VELCERA PHARMACEUTICALS, INC. (FORMERLY VETCO)

In June 2004, we entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to our propriety oral spray technology in animals. In September 2004, we received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and is being recognized in income over the 20-year term of the agreement. In addition, we received an equity stake of 529,500 shares of common stock in Velcera which did not have a material value. Such investment continues to be carried at its cost basis of $0 as of December 31, 2009.  In February 2007, Velcera merged with Denali Sciences, Inc., a publicly reporting Delaware corporation.  In June 2007, Velcera announced that it had entered into a global license and development agreement with Novartis Animal Health.  The agreement called for Novartis Animal Health to develop, register and commercialize a novel canine product utilizing Velcera’s Promist™ platform, which is based on its patented oral spray technology.  We may receive additional milestone payments and royalty payments over the 20-year term of the agreement.  In November 2007, the common stock of the merged companies began trading on the OTC bulletin board. On March 5, 2008, Velcera announced that it had received notice from Novartis Animal Health that it was terminating the agreement, without cause. On August 24, 2009, we issued a press release to announce that we received a milestone payment of approximately $150,000 from Velcera, Inc. relating to its license agreement. This milestone payment resulted from Velcera’s recently announced global licensing agreement for the first canine pain management product delivered in a transmucosal mist form.

AGREEMENT WITH BIOALLIANCE PHARMA SA

On May 19, 2008, we and BioAlliance Pharma SA or BioAlliance, entered into an agreement where BioAlliance acquired the European rights for our Ondansetron oral spray.  Under the terms of the agreement, BioAlliance paid us a license fee of $3,000,000 upon closing. We are eligible for additional milestone payments totaling approximately $24 million (an approval milestone of $5,000,000 and sales-related milestone payments of approximately $19 million) as well as a royalty on net sales. BioAlliance and us anticipate collaborating in the completion of development activities for Europe, with BioAlliance responsible for regulatory and pricing approvals and then commercialization throughout Europe. We will be responsible for supplying the product.  The upfront payment has been included in deferred revenue and is being recognized in income over the term of the agreement (nineteen and one half-years).  During the three and twelve months ended December 31, 2009, we recognized $38,000 and $154,000 of income related to this contract, respectively.

AGREEMENT WITH MIST ACQUISITION, LLC

On October 27, 2009, we and privately-held Mist Acquisition, LLC, entered into a licensing agreement to manufacture and commercialize the NitroMist® lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris, in the United States, Canada and Mexico. Under terms of the agreement, Mist paid us a $1,000,000 licensing fee upon execution of the agreement, and will pay milestone payments totaling an additional $1,000,000 over twelve months if certain conditions are met, and ongoing performance payments of seventeen percent (17%) of net sales, subject to the terms of the agreement.

Through a separate license agreement with Mist, Akrimax Pharmaceuticals, LLC will receive the exclusive right to manufacture, distribute, market and sell NitroMist® in North America. NitroMist® provides acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. The lingual spray form of the drug is conveniently administered and is rapidly absorbed into the bloodstream via the oral mucosa, providing patients a fast and tolerable treatment option for the prevention or relief of pain associated with such attacks.

AGREEMENT WITH ECR PHARMACEUTICALS COMPANY, INC.

On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. (a wholly-owned subsidiary of Hi-Tech Pharmacal Co., Inc.) to commercialize and manufacture ZolpiMist™ in the United States and Canada. ZolpiMist™ is the Company’s oral spray formulation of zolpidem tartrate approved by the FDA in December of 2008.

Under the terms of the agreement, we received a $3,000,000 licensing fee from ECR upon execution of the agreement. ECR will assume responsibility for manufacturing and marketing the product in the United States and Canada.  In addition, ECR will pay royalties of up to 15% on net sales of ZolpiMist™ as well as an additional milestone payment if sales reach a specified level.

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

Products

We currently have four product candidates in our pipeline. Our NitroMist™ and Zolpimist™ products are approved and currently licensed to Mist Acquisition, LLC and ECR Pharmaceuticals Company, Inc., respectively. Zensana™, is currently licensed to a marketing partner who we expect to commercialize this product candidate, with us receiving milestone and royalty income from revenue upon product approval.  For the remainder of our pipeline, we expect to secure marketing partners for these product candidates after we have generated sufficient clinical data to demonstrate the effectiveness of these product candidates.  We anticipate that such marketing partners for both our approved and our development products would provide us with milestone payments and royalties based on revenues.

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

In as much as we do not currently have the financial or other resources to undertake extensive marketing activities, we generally intend to seek to enter into marketing arrangements, including possible joint ventures or license or distribution arrangements, with third parties. We believe that such third-party arrangements will permit us to maximize the promotion and distribution of pharmaceutical products while minimizing our direct marketing and distribution costs. If we are unable to enter into additional agreements, we may not be able to successfully market our product candidates.

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

In February 2008, we entered into a Master Services Agreement with Rechon Life Sciences (Malmo, Sweden), whereby Rechon will provide services related to the manufacturing development and the manufacture of clinical supplies for certain of our products.  Rechon provides these services on a fee-for-service basis.

On December 28, 2009, DPT Laboratories became our contract manufacturer for Duromist™, sildenafil citrate oral spray.

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

PATENTS AND PROTECTION OF PROPRIETARY INFORMATION

We have applied for U.S. and foreign patent protection for our buccal spray delivery systems which are the primary focus of our development activities. Currently, we have nine patents which have been issued in the U.S. and 69 patents which have been issued outside of the U.S. Additionally, we have over 65 patents pending around the world. Additional patent applications may not be granted, or, if granted, may not provide adequate protection to us. We also intend to rely on whatever protection the law affords to trade secrets, including unpatented know-how. Other companies, however, may independently develop equivalent or superior technologies or processes and may obtain patents or similar rights with respect thereto.

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

EMPLOYEES

As of March 24, 2010, we had 3 employees, all of whom were full-time employees.

The names and ages of our Directors and Executive Officers as of the date of filing this Annual Report on Form 10-K are set out below. All Directors are elected annually, to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Executive Officers are elected annually by the Board of Directors and serve at the Board of Directors’ pleasure. The Board of Directors has determined that the following individuals are the Executive Officers of the Company:  Mr. Ratoff, Dr. Bergstrom and Mr. Warusz.

NAME	AGE	POSITION WITH THE COMPANY
Mark J. Baric	51	Director
Thomas E. Bonney	45	Director
Charles Nemeroff, M.D., Ph.D.	60	Director
Steven B. Ratoff	67	Chairman of the Board of Directors, President, Chief Executive Officer and Interim Chief Financial Officer
David H. Bergstrom, Ph.D.	55	Senior Vice President and Chief Operating Officer
Joseph M. Warusz	53	Principal Accounting Officer

On March 19, 2009, Michael E. Spicer notified our Board of Directors of his intention to resign as Chief Financial Officer and Corporate Secretary, effective April 1, 2009. There is no disagreement between us and Mr. Spicer concerning our policies, procedures and operations. Effective April 2009, Deni Zodda, Ph.D. served as Interim Chief Financial Officer and Corporate Secretary and Joseph M. Warusz, a consultant, shall serve as Principal Accounting Officer. On April 28, 2009, Steven Ratoff was appointed Interim Chief Financial Officer and Corporate Secretary concurrent with the resignation of Deni Zodda.

Mark J. Baric, Director, 51.  Mr. Baric was elected to the Board in February 2007.  Since 2005, Mr. Baric has been the President and co-founder of CeNeRx BioPharma, Inc., a privately-held development company with a therapeutic focus on diseases of the central nervous system.  In 2001 he co-founded and served, until 2005, as Chief Executive Officer and Chairman of 2ThumbZ Entertainment Inc., a privately-held company which develops and markets entertainment applications for users of handheld wireless devices and networks.  From 1996 to 2001, Mr. Baric was Chairman and Chief Executive Officer of Virtus Entertainment Corporation, an emerging company in the fast-growing interactive entertainment industry.  From 1990 to 1996, Mr. Baric held various leadership positions, including Chief Operating Officer and Chief Financial and Administrative Officer of Seer Technologies Inc. (now known as Cicero, Inc.), a provider of business integration software.  Prior to 1990, Mr. Baric held various leadership positions at several firms, including CS First Boston and Coopers and Lybrand.  Mr. Baric serves on the boards of CeNeRx BioPharma, Inc. and 2ThumbZ Entertainment Inc.  Mr. Baric received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. from Clarion University.  He is our chair of our Corporate Governance and Nominating Committee, and a member of our Audit and Compensation Committees.

Thomas E. Bonney, CPA, Director, 45.  Mr. Bonney was elected to the Board in March 2005.  From 2002 to the present, Mr. Bonney has been Managing Director of CMF Associates, LLC, a financial and management consulting firm.  Since December 2006, Mr. Bonney has been a General Partner in West Place LLC, and West Place Restaurant Group, LLC, privately-held companies that invest in and manage hotels and real estate.  Since June 2005, Mr. Bonney has been a Director of Leblon Holdings LLC, a privately-held beverage supplier and from June 2005 through July 2007 was the Chief Financial Officer of Leblon Holdings, LLC.  From 2001 to 2002, he was Chief Financial Officer of Akcelerant Holdings, Inc., a technology holding company.  From 1995 to 2001, Mr. Bonney was President and a Director of Polaris Consulting & Information Technologies, a technology solutions provider.  Mr. Bonney was at Deloitte & Touche from 1987 to 1995 in various positions including Senior Manager.  Mr. Bonney received his B.S. in Accounting at the Pennsylvania State University and is a member of the Pennsylvania Institute of Certified Public Accountants.  He is our lead director, chair of our Audit Committee and a member of our Compensation and Corporate Governance and Nominating Committees.

Charles Nemeroff, M.D., Ph.D., Director, 60.  Dr. Nemeroff was elected to the Board in September 2003.  Dr. Nemeroff is the Leonard M. Miller Professor and Chairman of the Department of Psychiatry and Behavioral Sciences at the University of Miami Leonard M. Miller School of Medicine in Miami, Florida since 2009.  Previously, he served as the Reunette W. Harris Professor and Chairman of the Department of Psychiatry and Behavioral Sciences at Emory University School of Medicine in Atlanta, Georgia.  Dr. Nemeroff has served on the Scientific Advisory Board of numerous publicly-traded pharmaceutical companies, including Astra-Zeneca Pharmaceuticals and Forest Laboratories.  In 2002, he was elected to the Institute of Medicine of the National Academy of Sciences.  Dr. Nemeroff received his B.S. from the City College of New York, his M.S. from Northeastern University, and his M.D., Ph.D. and post doctoral training from the University of North Carolina.  Dr. Nemeroff is chair of our Scientific Advisory Board.  He is also chair of our Compensation Committee and a member of our Audit and Corporate Governance and Nominating Committees.

Steven B. Ratoff, Chairman of the Board, President, Chief Executive Officer, Interim Chief Financial Officer and Secretary, 67.  Mr. Ratoff was elected to the Board in January 2006 and was elected Chairman of the Board on September 15, 2006. He was appointed as Interim President and Chief Executive Officer of NovaDel on July 23, 2007.  On December 31, 2009, he was appointed President and Chief Executive Officer.  Mr. Ratoff is a private investor and since December 2004 has served as a venture partner with ProQuest, a health care venture capital firm.  Mr. Ratoff served as  director, since May 2005, and was Chairman of the Board, from September 2005 to October 2006, of Torrey Pines Therapeutics Inc. (formerly Axonyx Inc.), a NASDAQ development stage pharmaceutical company which has recently merged with Raptor.  Mr. Ratoff served as a director of Inkine Pharmaceuticals, Inc. from February 1998 to its sale to Salix, Inc. in September 2005.  He also served as a board member since March 1995 and as Chairman of the Board and Interim Chief Executive Officer of CIMA Labs, Inc. from May 2003 to its sale to Cephalon, Inc. in August 2004.  Mr. Ratoff also served as a director, since 1998 and as President and Chief Executive Officer of MacroMed, Inc. from February to December 2001.  From December 1994 to February 2001, Mr. Ratoff served as Executive Vice President and Chief Financial Officer of Brown-Forman Corporation, a publicly-traded manufacturer and marketer of alcoholic beverages.  Mr. Ratoff also was employed by Bristol Myers Squibb from 1975 to 1991, serving in a number of executive positions, the last of which was as Senior Vice President and Chief Financial Officer of the Pharmaceutical Group.  Mr. Ratoff received his B.S. in Business Administration from Boston University and an M.B.A. with Distinction from the University of Michigan.

David H. Bergstrom, Ph.D., Senior Vice President and Chief Operating Officer, 55. Dr. Bergstrom joined NovaDel in December 2006 as Senior Vice President and Chief Operating Officer. From 1999 to November 2006, Dr. Bergstrom served in several capacities at Cardinal Health, Inc., including Vice President, Research & Development and Senior Vice President and General Manager.  From 1998 to 1999, Dr. Bergstrom was Vice President of Pharmaceutical & Chemical Development at Guilford Pharmaceuticals Inc.  Dr. Bergstrom was employed by Hoechst Marion Roussel, Inc. as the Director of Pharmaceutical and Analytical Sciences from 1996 to 1998.  Dr. Bergstrom served as Director of Pharmaceutical and Analytical Development for the predecessor company, Hoechst-Roussel Pharmaceuticals Inc., from 1991 to 1996, and Group Manager, Formulations, Pharmaceutical Research from 1990 to 1991.  Prior thereto, Dr. Bergstrom held various positions at Ciba-Geigy Corporation.  Dr. Bergstrom received his Ph.D. in Pharmaceutics at the University of Utah in 1985.  In addition, he received his M.S. in Pharmaceutical Chemistry at the University of Michigan in 1982 and his B.S. degree in Pharmacy in 1978 at Ferris State University.

Joseph M. Warusz, Principal Accounting Officer, 53. Mr. Warusz joined NovaDel as a consultant in April 2009, serving as Principal Accounting Officer. Since March 2006, Mr. Warusz has been providing consulting services to a broad range of clients in the life sciences sector. From August 2005 to March 2006, Mr. Warusz was Vice President, Finance, of Orchid Cellmark Inc. (formerly known as Orchid Biosciences, Inc.). Mr. Warusz is a Certified Public Accountant and holds an undergraduate degree in accounting and an MBA from Drexel University.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. You may read and copy any document we file with the Commission at the Commission’s public reference rooms at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. Our Commission filings are also available to the public from the Commission’s Website at “http://www.sec.gov.” We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please send an e-mail to jwarusz@novadel.com or contact Joseph Warusz, our Principal Accounting Officer, at 1200 Route 22 East, Suite 2000, Bridgewater, New Jersey, 08807or at 908-203-4643.

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

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our audited financial statements for the year ended December 31, 2009, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report on our 2009 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL TO FUND OUR OPERATIONS.

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, and preclinical studies.

We have significantly reduced clinical development activities on our product candidate pipeline since the fourth quarter 2007 and continuing throughout 2009, limiting our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™. We have initiated product development of Duromist™, an oral spray of sildenafil citrate, for the treatment of erectile dysfunction. We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing, to complete the development of this product and other products in our product development pipeline.

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

In addition, on December 31, 2009, we entered into an amendment agreement with ProQuest Investments L.P. and its affiliates, referred to herein as ProQuest, to convert the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued but unpaid interest, in an aggregate amount equal to $3,657,000 to 23,237,083 shares of our common stock as of December 31, 2009.

We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share.  We have received $1,055,000 in gross proceeds for the closings that have occurred through December 31, 2009.  As of March 24, 2010, we have received $200,140 in gross proceeds for 2010. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP as of such date.

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

We are seeking to raise additional capital in 2010 to fund our operations and future development. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.

If we are unable to raise additional capital, and we do not use our existing working capital to fund our development plans, we will have sufficient cash on hand to fund operating costs through the fourth quarter 2010.

WE WILL REQUIRE SIGNIFICANT CAPITAL FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION IN THE NEAR TERM.

The research, development, testing and approval of our product candidates involve significant expenditures, and, accordingly, we require significant capital to fund such expenditures. Due to our small revenue base, negative working capital and, until recently, our relative inability to increase the number of development agreements with pharmaceutical companies, we have been unable to pursue aggressively our product development strategy. Until and unless our operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand, license agreements and sale of equity securities. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved product candidates by partners.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, or on terms favorable to us. Since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities.

WE ARE A PRE-COMMERCIALIZATION COMPANY, HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM THE SALE OF PRODUCTS TO DATE.

We are a pre-commercialization specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products, however our licensees for Nitromist and Zolpimist are expected to commercially launch these products in the second half of 2010. This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain U.S. Food and Drug Administration, or FDA, approval and achieve market acceptance of our proposed products and respond to competition. The filing of a New Drug Application, or NDA, with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted. We cannot be certain as to when to anticipate commercializing and marketing any of our product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future.

We had an accumulated deficit as of December 31, 2009 of approximately $82,766,000. We incurred losses in each of our last ten fiscal years, including net losses of approximately $7,577,000 for the year ended December 31, 2009, $9,586,000 for the year ended December 31, 2008, and $16,963,000 for the year ended December 31, 2007. Additionally, we have reported negative cash flows from operations of approximately $1,578,000 for the year ended December 31, 2009, $5,533,000 for the year ended December 31, 2008, and $15,240,000 for the year ended December 31, 2007. We anticipate that, even with our limited research and development activities, we could incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

As of March 24, 2010, ProQuest, a significant stockholder, directly and indirectly, of us, beneficially owns approximately 40.6% of our outstanding common stock (assuming full exercise of certain warrants held by ProQuest). As such, ProQuest may be deemed to be our affiliate. Mr. Steven B. Ratoff, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, has served as a venture partner with ProQuest since December 2004, although he has no authority for investment decisions by ProQuest.

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of obtaining regulatory approvals for and licensing our product candidates. We anticipate that marketing activities by our licensees for our two approved products, will not begin until the second half of 2010.

There can be no assurances that our licensees will successfully market out two approved product candidates, or that such product candidates will become commercially available.

WE HAVE NOT COMPLETED PRODUCT DEVELOPMENT.

We have not completed the development of our product candidates and we will be required to devote considerable effort and expenditures to complete such development. In addition to obtaining adequate financing, satisfactory completion of development, testing, government approval and sufficient production levels of such product candidates must be obtained before the product candidates will become available for commercial sale. We have recently obtained strategic partners for both NitroMist™ and Zolpimist™. Other potential products remain in the conceptual or very early development stage and remain subject to all the risks inherent in the development of pharmaceutical products, including unanticipated development problems and possible lack of funds to undertake or continue development. These factors could result in abandonment or substantial change in the development of a specific formulated product. We may not be able to successfully develop any one or more of our product candidates or develop such product candidates on a timely basis. Further, such product candidates may not be commercially accepted if developed. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of any product candidates, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our business and operations.

WE DO NOT HAVE DIRECT CONSUMER MARKETING EXPERIENCE.

We have no experience in marketing or distribution at the consumer level of our product candidates. Moreover, we do not have the financial or other resources to undertake extensive marketing and advertising activities. Accordingly, we intend generally to rely on marketing arrangements, including possible joint ventures or license or distribution arrangements with third-parties. Except for our agreements with Mist, ECR, BioAlliance, Par, Manhattan Pharmaceuticals, Velcera and Hana Biosciences, we have not entered into any significant agreements or arrangements with respect to the marketing of our product candidates. We may not be able to enter into any such agreements or similar arrangements in the future and we may not be able to successfully market our products. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements, it could impair our ability to commercialize our products.

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

On December 28, 2009, DPT Laboratories became our contract manufacturer for Duromist, sildenafil citrate oral spray.

With respect to other suppliers, we operate primarily on a purchase order basis beyond which there is no contract memorializing our purchasing arrangements. The inability to enter into agreements or otherwise arrange for adequate or timely supplies of principal raw materials and the possible inability to secure alternative sources of raw material supplies, or the failure of DPT Laboratories, or Rechon Life Sciences to comply with their supply obligations to us, could have a material adverse effect on our ability to arrange for the manufacture of formulated products. In addition, development and regulatory approval of our products are dependent upon our ability to procure active ingredients and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier would be required if active ingredients or such packaging materials were no longer available from the originally specified supplier, which may result in manufacturing delays. If we do not maintain important manufacturing relationships, we may fail to find a replacement manufacturer or to develop our own manufacturing capabilities. If we cannot do so, it could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete any profit margins. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

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

The FDA and comparable foreign agencies may withdraw any approvals we obtain. Further, if there is a later discovery of unknown problems or if we fail to comply with other applicable regulatory requirements at any stage in the regulatory process, the FDA may restrict or delay our marketing of a product or force us to make product recalls. In addition, the FDA could impose other sanctions such as fines, injunctions, civil penalties or criminal prosecutions. To market our products outside the U.S., we also need to comply with foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. Other than the approval of NitroMist™ and ZolpiMist™, the FDA and foreign regulators have not yet approved any of our products under development for marketing in the U.S. or elsewhere. If the FDA and other regulators do not approve any one or more of our products under development, we will not be able to market such products.

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

Through December 31, 2008, we entered into strategic license agreements with: (i) Hana Biosciences, for the development and marketing rights in the U.S. and Canada for our ondansetron oral spray, (ii) Par, for the marketing rights in the U.S. and Canada for NitroMist™, (iii) Manhattan Pharmaceuticals, in connection with propofol, (iv) Velcera, in connection with veterinary applications for currently marketed veterinary drugs and (v) BioAlliance Pharma SA, for the European rights for Ondansetron oral spray.  Subsequent to December 31, 2008, the following events occurred with respect our strategic license agreements:

On October 27, 2009, we entered into a license and distribution agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize the NitroMist™ lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris, in the United States, Canada and Mexico.  Under the terms of the agreement, we received a $1,000,000 licensing fee upon execution of the agreement, and will receive milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales subject to potential reduction, subject to the terms of the agreement.

On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture the Company’s ZolpiMist™ in the United States and Canada. ZolpiMist™ is our oral spray formulation of zolpidem tartrate, which was approved by the FDA in December of 2008. Under the terms of the agreement, ECR paid us $3,000,000 upon the execution of the agreement and will pay ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products, subject to the terms of the agreement.

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

EVEN IF WE OBTAIN PATENTS TO PROTECT OUR PRODUCTS, THOSE PATENTS MAY NOT BE SUFFICIENTLY BROAD AND OTHERS COULD COMPETE WITH US.

We, and the parties licensing technologies to us, have filed various U.S. and foreign patent applications with respect to the products and technologies under our development, and the USPTO and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. Currently, we have nine patents which have been issued in the U.S. and 69 patents which have been issued outside of the U.S. Additionally, we have over 65 patents pending around the world. Our pending patent applications, those we may file in the future and those we may license from third parties, may not result in the USPTO or any foreign patent office issuing patents. Also, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against competitors.

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

RISKS RELATED TO OUR COMMON STOCK

BECAUSE OUR COMMON STOCK IS LISTED ON THE OVER-THE-COUNTER BULLETIN BOARD, THE LIQUIDITY OF OUR COMMON STOCK MAY BE IMPAIRED.

On December 24, 2009, we announced that our common stock began trading on the Over-the-Counter Bulletin Board, or OTCBB.  Our new ticker symbol on OTCBB is NVDL.OB.  We filed Form 25 on December 14, 2009, voluntarily withdrawing our listing and registration from NYSE Amex LLC. The final day of trading on NYSE Amex LLC was December 23, 2009.

Because our common stock is listed on the OTCBB, the liquidity of the common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NYSE Amex LLC or another national securities exchange.

As of December 31, 2009, our net worth position was a deficit of $4,341,000 and as of December 31, 2008, our net worth position was a deficit of $2,741,000.

WE ARE INFLUENCED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of March 24, 2010, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 42.1% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, ProQuest has the ability to exert significant influence over matters submitted to our stockholders for approval. Such positions may discourage or prevent any proposed takeover of us, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices. Our directors, executive officers and principal stockholders may influence corporate actions, including influencing elections of directors and significant corporate events.

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

 Our common stock is currently listed for trading on the OTCBB under the symbol “NVDL.OB” and was previously traded on the NYSE Amex LLC from May 11, 2004 to December 23, 2009.  During the twelve-month period ended December 31, 2009, the closing price of our common stock has ranged from $0.12 to $0.52. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the twelve-month period ended December 31, 2009, the average daily trading volume in our common stock was approximately 506,125 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

BECAUSE THE AVERAGE DAILY TRADING VOLUME OF OUR COMMON STOCK IS LOW, THE ABILITY TO SELL OUR SHARES IN THE SECONDARY TRADING MARKET MAY BE LIMITED.

Because the average daily trading volume of our common stock is low, the liquidity of our common stock may be impaired. As a result, prices for shares of our common stock may be lower than might otherwise prevail if the average daily trading volume of our common stock was higher. The average daily trading volume of our common stock may be low relative to the stocks of exchange-listed companies, which could limit investors’ ability to sell shares in the secondary trading market.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of March 24, 2010, there were 89,283,000 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of March 24, 2010, we had outstanding stock options and warrants to purchase approximately 28.1 million shares of common stock, the exercise prices of which range between $0.17 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

On July 16, 2009, we received approval from the NYSE Amex LLC to issue up to 12,000,000 shares over the next twelve (12) months.  We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share.  We have received $1,055,000 in gross proceeds for the closings that have occurred through December 31, 2009. As of March 24, 2010, we have received $200,140 in gross proceeds for 2010. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP as of such date.

The following table provides an overview of our stock options and corresponding plans, as of December 31, 2009:

Plan	Shares Authorized	Options Outstanding at December 31, 2009	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	40,000	—	Plan Closed
1997 Stock Option Plan	500,000	50,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	2,414,000	691,000	—
2006 Equity Incentive Plan	6,000,000	5,195,000	180,000	—
Non-Plan	n/a	581,000		—
Total	10,400,000	8,280, 000	871,000

As of March 24, 2010, there are 2,414,000 and 5,195,000 options outstanding under the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, respectively.  As a result, as of March 24, 2010, 691,000 and 180,000 shares remain available for issuance under the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, respectively.

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

On July 16, 2009, we received approval from the NYSE Amex LLC to issue up to 12,000,000 shares over the next twelve (12) months. We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share. As of March 24, 2010, we have received $200,140 in gross proceeds for 2010. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP as of such date.

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

As of March 24, 2010, we have 89,283,000 shares of common stock issued and outstanding and approximately 28.1 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

WE HAVE BROAD DISCRETION AS TO THE USE OF THE PROCEEDS FROM OUR FINANCINGS AND MAY USE THE PROCEEDS IN A MANNER WITH WHICH YOU DISAGREE.

Our Board and management has broad discretion over the use of the net proceeds from our past financings, and will have broad discretion over the use of the net proceeds from any future financings. Stockholders may disagree with the judgment of the Board and management regarding the application of the proceeds. We cannot predict that investments of the proceeds will yield a favorable, or any, return.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of February 1, 2010, our executive offices are located at 1200 Route 22 East, Suite 2000, Bridgewater, New Jersey 08807.  We no longer maintain laboratory and warehousing space.  Before February 1, 2010, our executive offices, laboratory, and warehousing space was located at 25 Minneakoning Road, Flemington, New Jersey, known as the Facility. The Facility, constituting approximately 31,800 square feet, was occupied under a 10-year lease, expiring in August 2013. During 2009, we only occupied a portion of our space in the Facility. During the years ended December 31, 2007, 2008 and 2009, we paid rent for the Facility of approximately $443,000, $453,000 and $257,000, respectively. We have contracted out manufacturing for our product candidates. The manufacture of our product candidates is subject to current Good Manufacturing Practices, or cGMP, prescribed by the Food & Drug Administration, or FDA, and pre-approval inspections by the FDA and foreign authorities prior to the commercial manufacture of any such products.  See Item 1, “Business- Raw Materials and Suppliers” and “Business-Government Regulations.”

ITEM 3. LEGAL PROCEEDINGS.

We are not a named party in any material legal proceedings.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “NVDL.OB” since December 24, 2009. It was previously listed on the NYSE Amex LLC since May 11, 2004.  The following table sets forth the range of high and low closing sales prices of our common stock as reported by the NYSE Amex LLC and OTCBB during the year ended December 31, 2008 and December 31, 2009.

	CLOSING SALE PRICES

	($)
YEAR ENDED DECEMBER 31, 2008
First Quarter (January 1, 2008 through March 31, 2008)	0.51	0.28
Second Quarter (April 1, 2008 through June 30, 2008)	0.35	0.22
Third Quarter (July 1, 2008 through September 30, 2008)	0.30	0.17
Fourth Quarter (October 1, 2008 through December 31, 2008)	0.46	0.06

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2009
First Quarter (January 1, 2009 through March 31, 2009)	0.40	0.20
Second Quarter (April 1, 2009 through June 30, 2009)	0.42	0.20
Third Quarter (July 1, 2009 through September 30, 2009)	0.32	0.23
Fourth Quarter (October 1, 2009 through December 31, 2009)	0.32	0.13

The last closing sales price of our common stock as reported on the OTCBB on March 24, 2010 was $0.24. As of March 24, 2010, there were approximately 63 record holders of our common stock.

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

EQUITY COMPENSATION PLANS

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,698,000	$0.69	871,000
Equity compensation plans not approved by security holders	581,000	2.38	—
Total	8,279,000	$0.81	871,000

PERFORMANCE GRAPH

The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from July 31, 2004 through December 31, 2009 of an initial investment of $100 invested in (a) NovaDel Pharma Inc.’s common stock, (b) the Total Return Index for the AMEX Composite and (c) the Research Data Group (RDG) Microcap Pharmaceutical Index. Total Return Index values are prepared by the Research Data Group. The stock price performance is not included to forecast or indicate future price performance.

	7/04	7/05	7/06	12/06	12/07	12/08	12/09
NovaDel Pharma Inc.	$100.00	$73.10	$70.18	$95.91	$14.04	$18.71	$10.06
NYSE AMEX Composite	$100.00	$135.85	$166.48	$178.23	$212.06	$128.64	$174.52
Russell MicroCap	$100.00	$121.64	$125.03	$142.12	$130.75	$78.74	$100.38
RDG MicroCap Pharmaceutical	$100.00	$94.25	$84.72	$88.58	$71.34	$29.55	$32.30

ITEM 6.  SELECTED FINANCIAL DATA.

The following Selected Financial Data should be read in conjunction with our Financial Statements and the related Notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report on Form 10-K.  The data set forth below with respect to our Statements of Operations for the years ended December 31, 2009, 2008 and 2007, the five months ended December 31, 2006 and for the fiscal year ended July 31, 2006, and the Balance Sheet data as of December 31, 2009, 2008 and 2007 are derived from our Financial Statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such Financial Statements and related Notes thereto. The data set forth below for the year ended December 31, 2006 and for the five months ended December 31, 2005 are unaudited. There are no seasonal or other significant factors which affect comparability.  The data set forth below with respect to our Statements of Operations for the fiscal years ended July 31, 2005 and the Balance Sheet data as of July 31, 2006 and July 31, 2005 are derived from our Financial Statements, which are not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Years Ended December 31,				Five Months Ended December 31,		Years Ended July 31,
Statement of Operations Data:	2009	2008	2007	2006	2006	2005	2006	2005
				(unaudited)		(unaudited)
Total Revenues	$422,000	$361,000	$469,000	$3,280,000	$2,067,000	$677,000	$1,890,000	$439,000
Total Expenses	6,517,000	8,951,000	18,656,000	13,544,000	6,519,000	5,429,000	12,454,000	10,217,000
Loss from Operations	(6,095,000)	(8,590,000)	(18,187,000)	(10,264,000)	(4,452,000)	(4,752,000)	(10,564,000)	(9,778,000)
Other, net	(385,000)	—	(66,000)	—	—	—	—	—
Interest Expense	2,160,000	1,868,000	—	—	—	—	—	—
Interest Income	6,000	137,000	632,000	337,000	180,000	67,000	224,000	87,000
Income Tax Benefit	(1,057,000)	(735,000)	(658,000)	(467,000)	(467,000)	(256,000)	(256,000)	(241,000)
Net Loss	$(7,577,000)	$(9,586,000)	$(16,963,000)	$(9,460,000)	(3,805,000)	$(4,429,000)	$(10,084,000)	$(9,450,000)

Basic and Diluted Loss Per Common Share	$(0.12)	$(0.16)	$(0.29)	$(0.20)	$(0.08)	$(0.11)	$(0.23)	$(0.27)
Weighted Average Number of Shares of Common Stock Used in Computation of Basic and Diluted Loss Per Share	61,345,671	59,592,000	59,497,000	46,732,000	49,522,000	40,619,000	43,000,000	34,808,000

	December 31,				July 31,
BALANCE SHEET DATA:	2009	2008	2007	2006	2006	2005
Cash, cash equivalents, and short-term investments	$2,663,000	$4,328,000	$6,384,000	$20,276,000	$10,138,000	$8,223,000
Total Assets	4,453,000	7,316,000	10,363,000	24,316,000	14,822,000	13,028,000
Total Current Liabilities	4,588,000	5,563,000	4,211,000	3,146,000	2,200,000	2,405,000
Total Liabilities	8,794,000	10,057,000	6,189,000	5,718,000	4,777,000	5,079,000
Accumulated deficit	(82,766,000)	(74,829,000)	(65,243,000)	(48,280,000)	(44,475,000)	(34,391,000)
Total Stockholders’ Equity (Deficiency)	$(4,341,000)	$(2,741,000)	$4,174,000	$18,598,000	$10,045,000	$7,949,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and result of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. The discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Item 1A “Risk Factors” of this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

GENERAL

NovaDel Pharma Inc. is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed drugs.  Our proprietary technology offers, in comparison to conventional oral dosage forms, the potential for faster absorption of drugs into the bloodstream leading to quicker onset of therapeutic effects and possibly lower doses.  Oral sprays eliminate the requirement for water or the need to swallow, potentially improving patient convenience and compliance. Our oral spray technology is focused on addressing unmet medical needs for a broad array of existing and future pharmaceutical products.  Our most advanced oral spray candidates target angina, nausea, insomnia, migraine headaches and disorders of the central nervous system. We plan to develop these and other products independently and through collaborative arrangements with pharmaceutical and biotechnology companies. Currently, we have nine patents which have been issued in the U.S. and 69 patents which have been issued outside of the U.S. Additionally, we have over 65 patents pending around the world. We look for drug compounds that are off patent or are coming off patent in the near future, and we formulate these compounds in conjunction with our proprietary drug delivery method.  Once formulated, we file for new patent applications on these formulated compounds that comprise our product candidates.  Our patent portfolio includes patents and patent applications with claims directed to the pharmaceutical formulations, methods of use and methods of manufacturing for our product candidates.

We have had a history of recurring losses, giving rise to an accumulated deficit as of December 31, 2009 of $82,766,000, as compared to $74,829,000 as of December 31, 2008. We have had negative cash flow from operating activities of $1,578,000 and $5,533,000 for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, we had negative working capital of $495,000 as compared to working capital of $47,000 as of December 31, 2008, representing a net decrease in working capital of approximately $542,000.

Throughout 2009, our reduced clinical development activities were limited to expenditures required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products.  We will seek to raise additional capital in 2010 to fund our operations and future development activities through  new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or, if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.  If we are unable to raise additional capital, and we do not use our existing working capital to fund our development plans, we will have sufficient cash on hand to fund operating costs through the fourth quarter 2010.  We will need additional financing thereafter until we achieve profitability.

Our audited financial statements for the fiscal year ended December 31, 2009 were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that have been generated from our financing transactions and our licensing transactions and any additional potential cash inflows that may be received during 2010 will improve our ability to continue our operations as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As previously disclosed on May 14, 2008, we received notice from the NYSE Amex LLC (formally known as the American Stock Exchange) indicating that we are not in compliance with certain of the NYSE Amex LLC continued listing standards.  We submitted a plan of compliance with NYSE Amex LLC, which was accepted, and attempted to regain compliance with such plan during fiscal year 2009.  On December 2, 2009, we formally notified NYSE Amex LLC of our intent to voluntarily withdraw our listing and registration due to our failure to regain compliance with the continued listing standards and our plan.  On December 14, 2009, we filed a Form 25 voluntarily withdrawing our listing and registration from NYSE Amex LLC.  The final day of trading on NYSE Amex LLC was December 23, 2009.  On December 24, 2009, our common stock began trading on the Over-the-Counter Bulletin Board, or OTCBB, under its new ticker symbol on OTCBB as NVDL.OB.

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

Highlights for the year ended December 31, 2009, and additionally through the date of filing of this Annual Report on Form 10-K, include the following:

Other

•
Announced that Michael E. Spicer resigned as Chief Financial Officer and Corporate Secretary, effective April 1, 2009. Our Board of Directors appointed Deni M. Zodda, Ph.D., our Chief Business Officer, to serve as Interim Chief Financial Officer, Principal Financial Officer and Corporate Secretary, effective April 1, 2009. We also hired Joseph M. Warusz as a consultant to serve as Principal Accounting Officer, effective April 1, 2009.

•
Announced that Deni M. Zodda, Ph.D., Chief Business Officer, Interim Chief Financial Officer and Corporate Secretary, agreed to leave the Company resulting from a reorganization of the executive team.  Mr. Zodda has entered into a Separation, Consulting and General Release Agreement under which he received a one-time fee of $137,500 to provide us with certain consulting services through October 31, 2009. Steven B. Ratoff, our Chairman, President and Chief Executive Officer, has been appointed our Interim Chief Financial Officer.

•	Announced the Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer effective January 1, 2010. Mr. Ratoff will continue to serve as Interim Chief Financial Officer.

•
Announced we executed a lease amendment modifying certain terms to the lease for the property in Flemington, New Jersey. The amendment converted the lease term to month to month commencing on July 1, 2009 with a provision that either party may terminate the lease upon thirty days written notice. We have released the lease escrow of $226,000 to the landlord in order to satisfy rent payments through June 30, 2009. This lease was terminated in December 2009.

•	Effective February 1, 2010, we entered into a one (1) year lease agreement with Regus Management Group LLC for approximately 5,000 square feet of office space in Bridgewater, New Jersey.

•
Announced that we entered into an agreement with Seaside 88, LP, or Seaside. Under the terms of the agreement and subject to the approval of the NYSE Amex LLC, Seaside has committed to purchase up to 13.0 million NovaDel common shares, in a series of closings every two weeks in the amount of 500,000 shares each for a total of up to 26 purchases. We had received approval from NYSE Amex LLC to issue up to 12.0 million shares over twelve (12) months. As of March 24, 2010, we have received $200,140 in gross proceeds for 2010. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP.

•
Announced we entered into an agreement with Arthur W. Wood Company, Inc., or AWW, pursuant to which AWW agreed to assist us as a non-exclusive financial advisor for the purposes of seeking capital related to the Seaside offering, referred to herein as the Placement. In consideration of AWW’s services, we agreed to pay AWW upon closing of a capital-raising transaction, a fee equal to three percent (3%) of the aggregate value of the proceeds paid or payable in the Placement.

•	Announced we received a milestone payment of approximately $150,000 from Velcera, Inc., or “Velcera,” relating to our License and Development Agreement with Velcera, dated June 22, 2004.

•
Announced we entered into a licensing agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize the NitroMist™ lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, we received a $1,000,000 licensing fee upon execution of the agreement, and will receive milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales subject to potential reduction based upon the terms of the agreement.

•
Announced we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture our ZolpiMist™ in the United States and Canada. ZolpiMist™ is our oral spray formulation of zolpidem tartrate, which was approved by the FDA in December of 2008. Under the terms of the Agreement, we received $3,000,000 upon the execution of the agreement and ECR will pay us ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products, subject to the terms of the agreement.

•
Announced that we notified NYSE Amex LLC ("Exchange") of our intent to voluntarily delist our common stock from the Exchange. We filed Form 25 on December 14, 2009, voluntarily withdrawing our listing and registration from NYSE Amex LLC. The final day of trading on NYSE Amex LLC was December 23, 2009. Our common stock began trading on the OTCBB on December 24, 2009. Our new ticker symbol on OTCBB is NVDL.OB.

•
Announced we entered into an amendment agreement with ProQuest Investments L.P. and its affiliates, referred to herein as ProQuest, to convert the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued but unpaid interest, in an aggregate amount equal to $3,657,000 to 23,237,083 shares of our common stock as of December 31, 2009.

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

We expect to spend significant amounts on the development of our product candidates and we expect our costs to increase if we restart programs to develop and ultimately commercialize our product candidates.  The following table summarizes our product candidates:

	Active Ingredient or Class of Molecule	Indications	Stage of Development	Partner
Approved Products
NitroMist™	nitroglycerin	Angina Pectoris	FDA Approved	Mist Acquisition, LLC
Zolpimist™	zolpidem	Insomnia	FDA Approved	ECR Pharmaceuticals Company
Product Candidates
Duromist™	sildenafil	Erectile Dysfunction	Preclinical development	-
Zensana™	ondansetron	Nausea/Vomiting	Clinical development	Hana Biosciences/Par Pharmaceutical, Inc./BioAlliance Pharma S.A.
NVD-201	sumatriptan	Migraines	Pilot Efficacy study complete	-
NVD-301	midazolam	Pre-Procedure Anxiety	Preclinical development	-

NitroMist™ (nitroglycerin lingual aerosol). This product is indicated for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease, and was approved by the FDA in November 2006.  Previously, this product was partnered with Par Pharmaceutical, Inc., or Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets.  Our former contract manufacturer for NitroMist™, INyX Pharma, filed for protection under the Chapter 11 bankruptcy laws in 2007, and ceased operations at its facility in Puerto Rico where our product was to be manufactured during 2008. As a result, we selected an alternative contract manufacturer, DPT Laboratories.  On October 27, 2009, the Company entered into a licensing and distribution agreement with privately-held Mist Acquisition, LLC, or Mist, to manufacture and commercialize the NitroMist™ in the United States, Canada and Mexico.  Under the terms of the agreement, Mist paid us a $1,000,000 licensing fee upon execution of the agreement, and will pay us milestone payments totaling an additional $1,000,000 over the next twelve months if certain milestones are met and ongoing performance payments of up to seventeen percent (17%) of net sales.  In addition, Mist will assume the activities and costs necessary for the completion of the product transfer to DPT Laboratories.

Zolpimist™ (zolpidem oral spray). Zolpidem is the active ingredient in Ambien®, the leading hypnotic for insomnia marketed by Sanofi-Aventis. Our oral spray formulation of zolpidem was approved for the short-term treatment of insomnia by the FDA in December 2008. In October 2009, we received a Notice of Allowance from the United States Patent and Trademark Office, or USPTO for claims which cover a method of treating insomnia by administering zolpidem to humans utilizing NovaMist™ Oral Spray technology.  On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture our ZolpiMist™ in the United States and Canada. Under the terms of the agreement, we received a $3,000,000 licensing fee and will receive ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products.

Duromist™ (Sildenafil oral spray).   Duromist contains sildenafil, the leading PDE-5 inhibitor for the treatment of erectile dysfunction marketed under the brand name Viagra®.  We believe that an oral spray of sildenafil has the potential of a faster onset of action and a lower dose compared to tablets.

Erectile dysfunction occurs in approximately 18% of the male population with prevalence of over 50% in men over 65 years of age.  PDE-5 inhibitors are effective in approximately 75% of the erectile dysfunction population.  Sildenafil is the most popular molecule with over 50% market share in a erectile dysfunction market of over $3 billion.

Development is in progress for a formulation to be used in future clinical trials to begin in 2010, with a development plan that would deliver a FDA approved product available for launch in the second quarter of 2012.

Zensana™ (ondansetron oral spray). Ondansetron is the active ingredient in Zofran®, the leading anti-emetic marketed by GlaxoSmithKline, or GSK.  Through July 31, 2007, this product candidate was licensed to Hana Biosciences, who was overseeing all clinical development and regulatory approval activities for this product in the U.S. and Canada.  On July 31, 2007, we entered into a Product Development and Commercialization Sublicense Agreement with Hana Biosciences and Par, pursuant to which Hana Biosciences granted a sublicense to Par to develop and commercialize Zensana™.  Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana™ in the United States and Canada, including the development and re-filing of the NDA in the United States.  In addition, we entered into an Amended and Restated License Agreement with Hana Biosciences, pursuant to which Hana Biosciences relinquished its right to pay reduced royalty rates to us until such time as Hana Biosciences had recovered one-half of its costs and expenses incurred in developing Zensana™ from sales of Zensana™ and we agreed to surrender for cancellation all 73,121 shares of the Hana Biosciences common stock we acquired in connection with execution of the original license agreement with Hana Biosciences.  Par had previously announced that it expected to complete clinical development on the revised formulation of Zensana™ during 2008, and expected to submit a new NDA for Zensana™ by the end of 2008.  However, in November 2008, Par announced that it had completed bioequivalency studies on Zensana™ with mixed results, with bioequivalence to reference drug (Zofran® tablets) achieved in some of the studies and not achieved in others. We have notified Hana and Par that, under the terms of our agreement, they are required to return the product to us.

On May 19, 2008, we entered into an agreement with BioAlliance Pharma S.A., whereby BioAlliance acquired the European rights for our ondansetron oral spray. Under the terms of the agreement, BioAlliance paid us a license fee of $3,000,000 upon closing. We are eligible for additional milestone payments totaling approximately $24 million (an approval milestone of $5,000,000 and sales-related milestone payments of approximately $19 million) as well as a royalty on net sales. We anticipate that their development activities will not be initiated until development is completed in the United States.

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

We believe NVD-201 may provide clinical benefits to migraine sufferers including, possibly, faster relief than Imitrex® tablets as well as greater tolerability than triptan nasal sprays. Further, if proven to be safe and effective, we believe NVD-201 may be attractive to patients who have trouble taking oral medications due to nausea and vomiting caused by the migraine attack. Previously, we were targeting an NDA submission for our sumatriptan product candidate in the first half of calendar 2008; however, due primarily to funding constraints, at the present time, in view of the other higher priorities associated with our current product pipeline, we do not anticipate further efforts  on the project.

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

REVENUE RECOGNITION – We receive revenue from license agreements and consulting services. Upfront license agreement payments are initially deferred and subsequently amortized into revenue over the contractual period.  Milestone payments related to license agreements are recognized as revenue when earned. Consulting revenues from contract clinical research are recognized in the period in which the services are rendered, provided that collection is reasonably assured.

DEFERRED FINANCING COSTS – We capitalize the costs related to the issuance of our convertible notes, and amortize such deferred costs to interest expense on a straight-line basis over the life of the related notes. We capitalized approximately $238,000 of deferred financing costs associated with the issuance of our convertible notes during 2008. We amortized approximately $25,000 to expense during the year ended December 31, 2009, upon which these costs are fully amortized.

WARRANTS ISSUED WITH CONVERTIBLE NOTES – The value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible notes are determined by allocating an appropriate portion of the proceeds received from the debt instruments to the debt and warrants based on their relative fair value, which was determined using the Black-Scholes model.  We adopted Accounting Standards Codification, or ASC, 815-40-15 on January 1, 2009.  ASC 815-40-15 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  The adoption of ASC 815-40-15 resulted in an adjustment to opening accumulated deficit in the amount of $360,000 to reclassify the fair value of certain outstanding warrants from stockholders’ deficiency to liability.  These warrants expired during the first quarter of 2009 and, as a result, the fair value of the warrant liability was reduced to zero and the Company recognized Other Income of $360,000 at the end of the reporting period.

VALUATION OF LONG-LIVED ASSETS – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our long-lived assets as of December 31, 2009 were represented by property and equipment, as we have no intangible assets on our balance sheet. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decrease in the market value of the assets.

The impairment test is based upon a comparison of the estimated undiscounted cash flows to the carrying value of the long-lived assets. If we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management’s best estimate using appropriate assumptions and projections at that time. Net long-lived property and equipment as of December 31, 2009 was $324,000. We reviewed our long-lived property and equipment as of December 31, 2009, and have determined that their estimated fair value exceeds the carrying amount of such assets; therefore, we have not recognized an impairment loss for our long-lived property and equipment.

STOCK-BASED COMPENSATION – We calculate the fair value of stock-based compensation using the Black-Scholes method. Stock based compensation costs are recorded as earned for all unvested stock options outstanding. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date.  We recorded share-based compensation expense of $326,000 for the year ended December 31, 2009, $771,000 for the year ended December 31, 2008, and $910,000 for the year ended December 31, 2007. We will continue to incur share-based compensation charges in future periods. As of December 31, 2009, unamortized share-based compensation expense of $880,000 remains to be recognized, which is comprised of $482,000 related to non-performance based stock options to be recognized over a weighted average period of 0.7 years, $104,000 related to restricted stock to be recognized over a weighted average period of 1.1 years, and $294,000 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when we determine that it is probable that the milestone will be reached.

We used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Years Ended
	December 31, 2009	December 31, 2008

Expected volatility	85%	83%
Dividend yield	0%	0%
Expected term (years)	3.7	3.7
Risk-free interest rate	1.8%	2.3%

The above table represents the weighted-average assumptions for all stock options granted during the twelve months ended December 31, 2009 and 2008.

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

NEW ACCOUNTING PRONOUNCEMENTS – In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, or GAAP, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the year ended December 31, 2009. The adoption of FASB ASC 105 did not impact our financial position or results of operations.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, Financial Instruments, which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements.  The adoption did not have a material impact on our results from operations or on our financial condition.  Financial instruments include cash and cash equivalents and accounts payable.  The amounts reported for financial instruments are considered to be reasonable approximations of their fair values.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

License fees and milestone fees earned for the year ended December 31, 2009 were $422,000 as compared to $361,000 for the year ended December 31, 2008.

Research and development expenses for the year ended December 31, 2009 were $2,473,000 as compared to $3,878,000 for the year ended December 31, 2008.  Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the years ended December 31, 2009 and December 31, 2008.

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
NitroMist™	$592,000	$135,000
Zolpimist™	322,000	893,000
Sumatriptan	170,000	369,000
Zensana™	5,000	37,000
Tizanidine	-	41,000
Other research and development costs	210,000	242,000
Internal costs	1,174,000	2,161,000
Total research and development expenses	$2,473,000	$3,878,000

In the preceding table, research and development expenses are set forth in the following categories:

•
NitroMist™, Zolpimist™, Sumatriptan and Tizanidine  - third-party direct project expenses relating to the development of the respective product candidates. The majority of our research and development resources were devoted to our zolpidem and sumatriptan product candidates. Although we have significantly reduced clinical development activities on our product candidate pipeline since the fourth quarter 2007 and continuing throughout 2009, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, we believe that we will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities;

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

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the year ended December 31, 2009 decreased primarily as a result of the following items:

•	$457,000 increase in costs associated with our NitroMist™ product candidate primarily due to process validation, method transfer activities and lab supplies in the year ended December 31, 2009;

•
$571,000 decrease in product development costs for our Zolpimist™ product candidate, as development efforts were substantially completed during 2007, including filing of an NDA. Costs for zolpidem in the year ended December 31, 2009 related to usage and lab supplies;

•	$199,000 decrease in product development costs for our Sumatriptan product candidate, due to delayed activity on this project;

•	$987,000 decrease in internal costs is due to restructuring activities and substantially reduced efforts on R&D activities.

Consulting, selling, general and administrative expenses for the year ended December 31, 2009 were $4,044,000 as compared to $4,722,000 for the year ended December 31, 2008.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to our employee-related costs and reduction in stock compensation expense due to decrease in headcount during the year.

Primarily as a result of the factors described above, total expenses for the year ended December 31, 2009 were $6,517,000, as compared to $8,951,000 for the year ended December 31, 2008.

Other income/(expense) for the year ended December 31, 2009 was $(385,000) which relates to the reversal of the warrant liability (upon expiration of the related warrants) initially recorded upon our adoption of ASC 815-40-15 in the amount of $360,000, offset with a loss on disposition of fixed assets in the amount of $745,000.

Interest expense for the year ended December 31, 2009 was $2,160,000 primarily related to the convertible notes that were issued during the year ended December 31, 2008.

Interest income for the year ended December 31, 2009 was $6,000 as compared to $137,000 for the year ended December 31, 2008, due to lower average cash and cash equivalent balances.

The resulting net loss for the year ended December 31, 2009 was $7,577,000 as compared to $9,586,000 for the year ended December 31, 2008.

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

Other, net for the year ended December 31, 2007 was $66,000, as further detailed below in the comparison for the years ended December 31, 2007. There was no Other, net for the year ended December 31, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of December 31, 2009 of $82,766,000, as compared to $74,829,000 as of December 31, 2008. We have had negative cash flows from operating activities of $1,578,000 and $5,533,000 for the years ended December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, we had a working capital deficiency of $495,000 as compared to working capital of $47,000 as of December 31, 2008, representing a net decrease in working capital of approximately $542,000. Decrease is due to the conversion of convertible notes and associated liquidated damages and accrued interest of $3,700,000 to common stock, increase in other assets relating to receivable of $1,057,000 for net tax benefit offset by increase of deferred revenue of $4,000,000 and our loss for the year ended December 31, 2009 of $7,577,000.

Net cash used in operating activities was $1,578,000 for the year ended December 31, 2009, as compared to $5,533,000 for the year ended December 31, 2008.  The $3,955,000 decrease in cash used is primarily due to the following:

•	A reduction in net loss from $9,586,000 for the year ended December 31, 2008 to $7,577,000 for the year ended December 31, 2009, representing an improvement of $2,009,000.

•
Non-cash expense of $1,360,000 upon debt conversion to common stock, $428,000 for the amortization of debt discount and deferred financing fees, and $746,000 on the loss on disposal of fixed assets, during the year ended December 31, 2009.

•	$3,734,000 increase in deferred revenue for the year ended December 31, 2009 due to non-refundable license fees of $4,000,000 received during the fourth quarter 2009.

Net cash provided from financing activities was a decrease of $128,000 due to the following:
•	$1,007,000 proceeds from the issuance of common stock during the year ended December 31, 2009.

•	$1,000,000 partial payment of a convertible note made on April 29, 2009.

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

We received $1,475,000 in gross proceeds on May 30, 2008 from the Initial Closing of a convertible note financing with certain funds affiliated with ProQuest and received $2,525,000 in gross proceeds on October 17, 2008 from the Subsequent Closing of such convertible note financing. The convertible notes issued in the Initial Closing matured on November 30, 2008 and, in the Subsequent Closing, on April 17, 2009. On April 29, 2009, we remitted $1,000,000 to ProQuest against the $4,000,000 of convertible notes issued during 2008. On December 31, 2009, we entered into an amendment agreement with ProQuest to convert the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued interest, in an aggregate amount equal to $3,657,000 to 23,237,083 shares of our common stock.

During the second quarter of 2008, we also entered into a European partnership for our ondansetron oral spray with BioAlliance, as a result of which we received an immediate non-refundable license fee of $3,000,000.

We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share. We have received $1,055,000 in gross proceeds for the closings that have occurred through December 31, 2009. As of March 24, 2010, we have received $200,140 in gross proceeds for 2010. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP.

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

Through a separate license agreement with Mist, Akrimax Pharmaceuticals, LLC will receive the exclusive right to manufacture, distribute, market and sell NitroMist™ in the United States, Canada and Mexico. Under the terms of the Agreement, we will receive a percentage of any income received by Mist under any sublicense agreement relating to NitroMist™.

On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture our ZolpiMist™ in the United States and Canada. ZolpiMist™ is our oral spray formulation of zolpidem tartrate, which was approved by the FDA in December of 2008. Under the terms of the agreement, ECR paid us $3,000,000 upon the execution of the agreement and ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products, subject to the terms of the agreement. A performance milestone will be due to us if net sales reach a certain level. We have an opportunity to co-promote zolpidem tartrate oral spray in the United States and Canada with ECR’s consent, and retain commercialization rights for all other territories. ECR will assume responsibility for manufacturing the product for commercialization in the United States and Canada, including any activities required from the date of the agreement. The agreement contains customary termination provisions.  In addition, the agreement may be terminated by ECR for any reason upon written notice to us, which will be effective 180 days from the date of receipt of such notice, provided that ECR may not terminate until the second anniversary after the first commercial sale of ZolpiMist™ by ECR or its affiliates.

We will seek to raise additional capital in 2010 to fund our operations and future development activities through  new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or, if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.  If we are unable to raise additional capital, and we do not use our existing working capital to fund our development plans, we will have sufficient cash on hand to fund operating costs through the fourth quarter 2010.

Our audited financial statements for the fiscal year ended December 31, 2009 were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that have been generated from our financing transactions and our licensing transactions and any additional potential cash inflows that may be received during 2010 will improve our ability to continue our operations as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As previously disclosed on May 14, 2008, we received notice from the NYSE Amex LLC (formally known as the American Stock Exchange) indicating that we are not in compliance with certain of the NYSE Amex LLC continued listing standards.  We submitted a plan of compliance with NYSE Amex LLC, which was accepted, and attempted to regain compliance with such plan during fiscal year 2009.  On December 2, 2009, we formally notified NYSE Amex LLC of our intent to voluntarily withdraw our listing and registration due to our failure to regain compliance with the continued listing standards and our plan.  On December 14, 2009, we filed a Form 25 voluntarily withdrawing our listing and registration from NYSE Amex LLC.  The final day of trading on NYSE Amex LLC was December 23, 2009.  On December 24, 2009, our common stock began trading on the Over-the-Counter Bulletin Board, or OTCBB, under its new ticker symbol on OTCBB as NVDL.OB.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

CONTRACTUAL OBLIGATIONS

 The following table sets forth our aggregate contractual cash obligations as of December 31, 2009.

			Payments Due By Period
	Total	<1 year	1-3 years	3-5 years	5 years +
Capital leases	$14,000	$10,000	$4,000	$—	$—
Operating leases	42,500	39,000	3,500	—	—
Employment agreements	627,000	627,000	—	—	—
Total contractual cash obligations	$683,500	$676,000	$7,500	$—	$—

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures or controls and other procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December  31, 2009, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the fourth quarter 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain of the information required to be disclosed by this Item with respect to our executive officers is set forth under the caption “Executive Officers and Directors” contained in Part I, Item 1 of this Annual Report on Form 10-K.

Certain information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Election of Directors,” and “Board of Directors and Committees” contained in our definitive proxy statement for our annual meeting of stockholders scheduled to be held in June 2010, which we intend to file within 120 days of the end of our fiscal year (December 31, 2009).

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our annual meeting of stockholders scheduled to be held in June 2010, which we intend to file within 120 days of the end of our fiscal year (December 31, 2009).

Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Business Conduct  Policy, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Meetings and Committees of our Board” contained in our definitive proxy statement related to our annual meeting of stockholders scheduled to be held in June 2010, which we intend to file within 120 days of the end of our fiscal year (December 31, 2009).

The text of our Business Conduct Policy, which applies to all of our directors, officers and employees is posted in the “Corporate Governance” section of our website, www.novadel.com.  A copy of the Business Conduct Policy can be obtained free of charge on our website or can be obtained and will be provided to any person without charge upon written request to our Corporate Secretary at our executive offices, 1200 Route 22 East, Suite 2000, Bridgewater, New Jersey 08807.  We intend to disclose on our website any amendments to, or waivers from, our Business Conduct Policy that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination” and “Directors Compensation” and “Compensation Committee Interlocks and Insider Participants” contained in our definitive proxy statement related to our annual meeting of stockholders scheduled to be held in June 2010, which we intend to file within 120 days of the end of our fiscal year (December 31, 2009).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to “Stock Ownership of Directors, Management and Certain Beneficial Owners” contained in our definitive proxy statement related to our annual meeting of stockholders scheduled to be held in  June 2010, which we intend to file within 120 days of the end of our fiscal year (December 31, 2009).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to “Certain Relationships and Related Transactions” and “Independence of Directors” contained in our definitive proxy statement related to our annual meeting of stockholders scheduled to be held in June 2010, which we intend to file within 120 days of the end of our fiscal year (December 31, 2009).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to “Independent Registered Public Accounting Firm’s Fee Summary” contained in our definitive proxy statement related to our annual meeting of stockholders scheduled to be held in June 2010, which we intend to file within 120 days of the end of our fiscal year (December 31, 2009).

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

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
3.1	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB, as filed with the SEC on June 14, 2004.

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2007.

3.3	Amended and Restated By-laws of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on September 9, 2005.

4.1	Form of Class C Warrant for the Purchase of Shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 12, 2004.

4.2	Form of Warrant issued to certain accredited investors and placement agents	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006.

4.3	Form of Warrant issued to certain accredited investors and the placement agent	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007.

4.4	Form of Warrant	Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2008.

10.1*	1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.2*	Form of Incentive Stock Option Agreement under the 1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.3*	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.4*	Form of Non-Qualified Option Agreement under the 1997 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.5*	1998 Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.6*	Form of Stock Option Agreement under the 1998 Stock Option Plan	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.7*	Form of Non-Qualified Option Agreement	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.8	Common Stock and Warrant Purchase Agreement, dated December 12, 2001, by and among the Company and certain purchasers	Incorporated by reference to Exhibit A to the Schedule 13D as filed by Lindsay A. Rosenwald with the SEC on December 21, 2001.

10.9	Amendment No. 1, dated January 6, 2002, to the Common Stock and Warrant Purchase Agreement dated December 12, 2001 between the Company and certain purchasers	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement of Form SB-2, as filed with the SEC on April 15, 2002 (File No. 333-86262).

10.10	License and Development Agreement, effective as of April 4, 2003, by and between the Company and Manhattan Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.31to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on March 11, 2004.

10.11	Development, Manufacturing and Supply Agreement, dated July 28, 2004, by and between the Company and Par Pharmaceutical, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on November 15, 2004.

10.12	Second Amendment to License and Development Agreement, dated as of June 22, 2004, by and between the Company and the Veterinary Company, Inc.	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on November 15, 2004.

10.13*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005.

10.14*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005.

10.15*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005.

10.16*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005.

10.17	Amendment No. 1 to License and Development Agreement dated as of August 8, 2005, by and between the Company and Hana Biosciences Inc.	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, as filed with the SEC on August 12, 2005.

10.18*	NovaDel Pharma Inc. 2006 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on January 23, 2006.

10.19*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Thomas Bonney	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.20*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.21*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Steven Ratoff	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.22*	Employment Agreement dated December 4, 2006 by and between the Company and David H. Bergstrom, Ph.D.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.23*	Incentive Stock Option Award between the Company and David H. Bergstrom dated December 4, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.24*	Nonqualified Stock Option Award between the Company and David H. Bergstrom, dated December 4, 2006	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.25*	Amendment 2007-1 to the NovaDel Pharma Inc. 1998 Stock Option Plan dated March 2, 2007	Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2007.

10.26*	Amendment 2007-1 to the NovaDel Pharma Inc. 2006 Equity Incentive Plan dated March 2, 2007	Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2007.

10.27	Amended and Restated License and Development Agreement, dated as of July 31, 2007, by and between NovaDel Pharma Inc. and HANA Biosciences, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007.

10.28	Product Development and Commercialization Sublicense Agreement, dated as of July 31, 2007, by and among NovaDel Pharma Inc., HANA Biosciences and PAR Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007.

10.29	Termination Agreement, dated as of July 31, 2007, by and between NovaDel Pharma Inc. and PAR Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007.

10.30+	License Agreement, dated May 19, 2008, by and among the Company and BioAlliance Pharma SA.	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2008.

10.31+	Supply Agreement, dated July 7, 2008, by and among the Company and BioAlliance Pharma SA.	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2008.

10.32*	Separation, Consulting and General Release Agreement, effective as of April 30, 2009, by and between NovaDel Pharma Inc. and Deni M. Zodda	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 1, 2009.

10.33	Common Stock Purchase Agreement, by and between the Company and Seaside 88, LP, dated June 26, 2009	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2009.

10.34	Agreement, by and between the Company and Arthur W. Wood Company, dated June 15, 2009	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 20, 2009.

10.35+	License and Distribution Agreement, dated October 27, 2009, between NovaDel Pharma Inc. and Mist Acquisition, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 10, 2009.

10.36+	License and Distribution Agreement, dated November 12, 2009, between NovaDel Pharma Inc. and ECR Pharmaceuticals Company, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 10, 2009.

10.37	Lease Agreement, dated as of December 7, 2009 and effective as of February 1, 2010, by and between Regus Management Group, LLC, as Landlord, and NovaDel Pharma Inc., as Tenant	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2010.

10.38	Amendment Agreement, dated December 31, 2009, by and among NovaDel Pharma Inc., ProQuest Investment II, L.P., ProQuest Investment Advisors Fund II, L.P. and ProQuest Investments III, L.P.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2010.

21.1	Subsidiaries of the Registrant	The registrant has no subsidiaries.

23.1	Consent of J.H. Cohn LLP	Filed herewith.

31.1	Certification of Principal Executive Officer under Rule 13a-14(a)	Furnished herewith.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer under 18 USC 1350	Furnished herewith.

_____________________

*           Compensation Related Contract.

+           Confidential Treatment Requested. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.
Date: March 31, 2010	By:	/s/ STEVEN B. RATOFF
Steven B. Ratoff
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ STEVEN B. RATOFF	Chairman, President, Chief Executive Officer, Interim Chief Financial Officer and Secretary (Principal Executive Officer)	March 31, 2010
Steven B. Ratoff
/S/ MARK J. BARIC	Director	March 31, 2010
Mark J. Baric
/S/ THOMAS E. BONNEY	Director	March 31, 2010
Thomas E. Bonney

/S/ CHARLES NEMEROFF	Director	March 31, 2010
Charles Nemeroff

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and
Board of Directors
NovaDel Pharma Inc.

We have audited the accompanying balance sheets of NovaDel Pharma Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NovaDel Pharma Inc. as of December 31, 2009 and 2008 and its results of operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ J.H. COHN LLP Roseland, New Jersey March 31, 2010

NOVADEL PHARMA INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS	December 31, 2009	December 31, 2008
Current Assets:
Cash and cash equivalents	$2,663,000	$4,328,000
Assets held for sale	—	299,000
Deferred financing costs, net of accumulated amortization of $238,000 and $213,000, respectively	—	25,000
Prepaid expenses and other current assets	1,430,000	958,000

Total Current Assets	4,093,000	5,610,000
Property and equipment, net	324,000	1,447,000
Other assets	36,000	259,000

TOTAL ASSETS	$4,453,000	$7,316,000

LIABILITIES AND STOCKHOLDERS’DEFICIENCY
Current Liabilities:
Secured convertible notes payable, net of unamortized discount of zero and $403,000, respectively	$—	$3,597,000
Accounts payable	195,000	654,000
Accrued expenses and other current liabilities	117,000	924,000
Current portion of deferred revenue	4,266,000	266,000
Current portion of capital lease obligations	10,000	122,000
Total Current Liabilities	4,588,000	5,563,000

Non-current portion of deferred revenue	4,202,000	4,468,000
Non-current portion of capital lease obligations	4,000	26,000

Total Liabilities	8,794,000	10,057,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 200,000,000 shares, Issued 88,343,457 and 60,692,260 at December 31, 2009 and 2008, respectively	89,000	60,000
Additional paid-in capital	78,342,000	72,034,000
Accumulated deficit	(82,766,000)	(74,829,000)
Less: Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)

Total Stockholders’ Deficiency	(4,341,000)	(2,741,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,453,000	$7,316,000

See accompanying notes to financial statements.

NOVADEL PHARMA INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Year Ended December 31,
	2009	2008	2007
License Fees and Milestone Payments Earned	$422,000	$361,000	$469,000

Research and Development Expenses	2,473,000	3,878,000	11,940,000

Consulting, Selling, General and Administrative Expenses	4,044,000	4,722,000	6,716,000

Loss on Assets Held for Sale	—	351,000

Total Expenses	6,517,000	8,951,000	18,656,000

Loss From Operations	(6,095,000)	(8,590,000)	(18,187,000)

Other, net	(385,000)	—	(66,000)

Interest Expense	(2,160,000)	(1,868,000)	—

Interest Income	6,000	137,000	632,000

Loss Before Income Tax Benefit	(8,634,000)	(10,321,000)	(17,621,000)

Income Tax Benefit	(1,057,000)	(735,000)	(658,000)

Net Loss	$(7,577,000)	$(9,586,000)	$(16,963,000)

Basic and Diluted Loss Per Common Share	$(0.12)	$(0.16)	$(0.29)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Common Share	61,346,000	59,592,000	59,497,000

See accompanying notes to financial statements.

NOVADEL PHARMA INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity (Deficiency)

BALANCE, December 31, 2006	58,358,818	$58,000	$66,860,000	$(48,280,000)	$(34,000)	$(6,000)	$18,598,000
Share-based compensation expense	—	—	910,000	—	—	—	910,000
Stock issued in connection with private placement, net of costs	961,914	1,000	1,394,000	—	—	—	1,395,000
Stock issued for options and warrants exercised	271,528	—	200,000	—	—	—	200,000
Comprehensive income (loss): Unrealized loss on investment in marketable equity security	—	—	—	—	34,000	—	34,000
Net Loss	—	—	—	(16,963,000)	—	—	(16,963,000)
Total comprehensive loss	—	—	—	—	—	—	(16,929,000)
BALANCE, December 31, 2007	59,592,260	59,000	69,364,000	(65,243,000)	—	(6,000)	4,174,000
Share-based compensation expense	—	—	771,000	—	—	—	771,000
Restricted stock issued	1,100,000	1,000	(1,000)	—	—	—	—
Warrants issued to investors and beneficial conversion feature embedded in convertible notes	—	—	1,900,000	—	—	—	1,900,000
Net loss	—	—	—	(9,586,000)	—	—	(9,586,000)
BALANCE, December 31, 2008	60,692,260	60,000	72,034,000	(74,829,000)	—	(6,000)	(2,741,000)
Share-based compensation expense	—	—	326,000	—	—	—	326,000
Cumulative effect for the adoption of ASC 815-40-15 relating to outstanding warrants indexed to the entity’s own stock	—	—	—	(360,000)	—	—	(360,000)
Restricted stock cancelled	(575,000)	—	—	—	—	—	—
Cashless exercise of warrants	489,114	1,000	(1,000)	—	—	—	—
Issuance of common stock	27,737,083	28,000	5,983,000	—	—	—	6,011,000
Net loss	—	—	—	(7,577,000)	—	—	(7,577,000)
BALANCE, December 31, 2009	88,343,457	$89,000	$78,342,000	$(82,766,000)	$—	$(6,000)	$(4,341,000)

See accompanying notes to financial statements.

NOVADEL PHARMA INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,577,000)	$(9,586,000)	$(16,963,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on short-term investments	—	—	(101,000)
Debt conversion to common stock expense	1,360,000	—	—
Expiration of warrants	(360,000)	—	—
Share-based compensation expense	326,000	771,000	910,000
Amortization of debt discount and deferred financing fees	428,000	1,711,000	—
Loss on assets held for sale	—	351,000	—
Loss on disposal of fixed assets	746,000	19,000	—
Loss from return of investment in marketable security available-for-sale to issuer	—	—	140,000
Other than temporary impairment of investment in marketable equity security available-for-sale	—	—	360,000
Depreciation and amortization	369,000	506,000	685,000
Changes in operating assets and liabilities:
Inventories	—	—	(99,000)
Prepaid expenses and other current assets	(472,000)	151,000	(574,000)
Other assets	223,000	110,000	(10,000)
Accounts payable	(459,000)	(978,000)	834,000
Accrued expenses and other current liabilities	104,000	(1,344,000)	206,000
Deferred revenue	3,734,000	2,756,000	(628,000)
Net cash used in operating activities	(1,578,000)	(5,533,000)	(15,240,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(121,000)	(179,000)
Proceeds from sale of fixed assets	41,000	—	—
Purchases of short-term and long-term investments	—	—	(9,737,000)
Maturities of short-term and long-term investments	—	—	13,528,000
Net cash provided by (used in) investing activities	41,000	(121,000)	3,612,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock through private placements	1,007,000	—	1,395,000
Proceeds from issuance of convertible notes	—	4,000,000	—
Deferred financing costs		(238,000)
Proceeds from options and warrants exercised	—	—	200,000
Payments of convertible note obligation	(1,000,000)	—	—
Payments of capital lease obligations	(135,000)	(164,000)	(169,000)
Net cash provided by (used in) financing activities	(128,000)	3,598,000	1,426,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,665,000)	(2,056,000)	(10,202,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,328,000	6,384,000	16,586,000
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,663,000	$4,328,000	$6,384,000

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST	$10,000	$28,000	$37,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for note conversion	$3,000,000	—	—
Issuance of common stock to convert penalties and interest	$657,000	—	—
Settlement of obligation with transfer of fixed assets	$267,000
Equipment acquired under capital lease obligations	$—	—	$228,000

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

To date, we have entered into license agreements with (i) Mist Acquisition, LLC to manufacture and commercialize the NitroMist(R) lingual spray version of nitroglycerine, (ii) ECR Pharmaceuticals Company, Inc., to commercialize and manufacture ZolpiMist(TM) in the United States and Canada, (iii) Hana Biosciences, for the development and marketing rights in the U.S. and Canada for our ondansetron oral spray, (iv) Par Pharmaceuticals, Inc., or Par, for the marketing rights in the U.S. and Canada for NitroMist™,  (v) Manhattan Pharmaceuticals, in connection with propofol,  (vi) Velcera, in connection with veterinary applications for currently marketed veterinary drugs and (vii) BioAlliance Pharma SA, for the European rights for ondansetron oral spray.  In addition, we have entered into a sub-license agreement with Hana Biosciences and Par, pursuant to which Hana Biosciences granted a sublicense to Par to develop and commercialize Zensana™.

On November 13, 2009, we and ECR Pharmaceuticals Company, Inc., or ECR, (a wholly-owned subsidiary of Hi-Tech Pharmacal Co., Inc.) entered into an exclusive license and distribution agreement to commercialize and manufacture ZolpiMist™ in the United States and Canada. ZolpiMist™ is the Company’s oral spray formulation of zolpidem tartrate approved by the FDA in December of 2008.

Under the terms of the agreement, ECR paid the Company $3 million upon execution of the agreement. ECR will assume responsibility for manufacturing and marketing the product in the United States and Canada. In addition, ECR will pay royalties of up to 15% on net sales of ZolpiMist™ as well as an additional milestone payment if sales reach a specified level.

On October 27, 2009, we and privately-held Mist Acquisition, LLC, or Mist, entered into a licensing agreement to manufacture and commercialize the NitroMist® lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris. Under terms of the agreement, Mist paid the Company a $1,000,000 licensing fee upon execution of the agreement, and will pay milestone payments totaling an additional $1,000,000 over twelve months, and ongoing performance payments of seventeen percent (17%) of net sales.

Through a separate license agreement with Mist, Akrimax Pharmaceuticals, LLC will receive the exclusive right to manufacture, distribute, market and sell NitroMist® in the United States, Canada and Mexico. NitroMist® provides acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. The lingual spray form of the drug is conveniently administered and is rapidly absorbed into the bloodstream via the oral mucosa, providing patients a fast and tolerable treatment option for the prevention or relief of pain associated with such attacks.

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

In July 2007, the Company entered into a Product Development and Commercialization Sublicense Agreement (the “Sublicense Agreement”) with Hana Biosciences and Par, pursuant to which Hana Biosciences granted a non-transferable, non-sublicenseable, royalty-bearing, exclusive sublicense to Par to develop and commercialize Zensana™.  In connection therewith, the Company and Hana Biosciences amended and restated their existing License and Development Agreement, as amended, relating to the development and commercialization of Zensana™ (the “Amended and Restated License Agreement”) to coordinate certain of the terms of the Sublicense Agreement.  Under the terms of the Sublicense Agreement, Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana™ in the United States and Canada.  The Company retains its rights to Zensana™ outside of the United States and Canada.  In addition, under the terms of the Amended and Restated License Agreement, Hana Biosciences relinquished its right to pay reduced royalty rates to the Company until such time as Hana Biosciences had recovered one-half of its costs and expenses incurred in developing Zensana™ from sales of Zensana™ and the Company agreed to surrender for cancellation all 73,121 shares of the Hana Biosciences common stock acquired by the Company in connection with execution of the original License Agreement.  Also in July 2007, the Company and Par agreed to terminate the agreement relating to NitroMist™.

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

NOTE 2 - LIQUIDITY AND BASIS OF PRESENTATION

The Company has reported a net loss of $7,577,000 $9,586,000 and $16,963,000, and negative cash flows from operating activities of $1,578,000, $5,533,000 and $15,240,000, for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company had negative working capital of $495,000 and cash and cash equivalents of $2,663,000. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved product candidates by partners. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favorable to it.

Since the fourth quarter 2007 and continuing throughout 2009, we have significantly reduced clinical development activities on our product candidate pipeline, such that we have limited our expenditures primarily to those required to support our two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities.  Despite this reduction in expenditures for clinical activities, the Company requires capital to sustain its existing organization until such time as clinical activities can be resumed.  The Company received $1,055,000 in gross proceeds for common stock purchased by Seaside 88, LP during the year ended December 31, 2009. During the fourth quarter of 2009, the Company also entered into licensing and distribution agreements with ECR Pharmaceuticals Company, Inc. and Mist Acquisition, LLC, as a result of which it received non-refundable license fees of $4,000,000.

 The Company will seek to raise additional capital in 2010 to fund our operations and future development activities through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or, if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.  If we are unable to raise additional capital, and we do not use our existing working capital to fund our development plans, we will have sufficient cash on hand to fund operating costs through the fourth quarter 2010.

Our audited financial statements for the year ended December 31, 2009, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

On May 14, 2008, we received notice from the NYSE Amex LLC (formally known as the American Stock Exchange) indicating that we are not in compliance with certain of the NYSE Amex LLC continued listing standards.  Specifically, the NYSE Amex LLC has notified us that we are not in compliance with Section 1003(a)(iii) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in our five most recent fiscal years, and Section 1003(a)(iv) of the NYSE Amex LLC Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex LLC, as to whether we will be able to continue operations and/or meet our obligations as they mature. On December 2, 2009, we formally notified NYSE Amex LLC of our intent to voluntarily withdraw our listing and registration.  On December 14, 2009, we filed Form 25 voluntarily withdrawing our listing and registration from NYSE Amex LLC (“AMEX”). The final day of trading on AMEX was December 23, 2009.  On December 24, 2009, we announced that our common stock will begin trading on the Over-the-Counter Bulletin Board (“OTCBB”) under its new ticker symbol on OTCBB as NVDL.OB

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION – The Company receives revenue from license agreements and consulting services. Upfront license agreement payments are initially deferred and subsequently amortized into revenue over the contractual period. Milestone payments related to license agreements are recognized as revenue when earned. Consulting revenues from contract clinical research are recognized in the period in which the services are rendered, provided that collection is reasonably assured.

CASH EQUIVALENTS AND INVESTMENTS - Cash equivalents include certificates of deposit and money market instruments with original maturities of three months or less when purchased. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

FINANCIAL INSTRUMENTS – Financial instruments include cash and cash equivalents and accounts payable. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values.

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

DEFINED CONTRIBUTION RETIREMENT PLANS - During January 2004, the Company established a 401(k) retirement plan that is available to all employees and requires matching contributions by the Company. During the years ended December 31, 2009, 2008 and 2007, the Company contributed approximately $38,000, $69,000 and $95,000, respectively.

VALUATION OF LONG-LIVED ASSETS – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our long-lived assets as of December 31, 2009 and 2008 were represented by property and equipment, as we have no intangible assets on our balance sheet. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decrease in the market value of the assets.

The impairment test is based upon a comparison of the estimated undiscounted cash flows to the carrying value of the long-lived assets. If we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management’s best estimate using appropriate assumptions and projections at that time. Net long-lived property and equipment as of December 31, 2009 and 2008 was $324,000 and $1,447,000, respectively. We reviewed our long-lived property and equipment as of December 31, 2009, and have determined that their estimated fair value exceeds the carrying amount of such assets; therefore, we have not recognized an impairment loss for our long-lived property and equipment.

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

LOSS PER SHARE – The Company’s basic loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. As of December 31, 2009, 2008 and 2007, there were 28.1 million, 48.0 million, and 35.1 million common shares, respectively, issuable upon exercise of options and warrants, and the vesting of non-vested restricted common stock.

STOCK-BASED COMPENSATION - The Company calculates the fair value of stock-based compensation using the Black-Scholes method. Stock-based compensation costs are recorded as earned for all unvested stock options outstanding. The charge is being recognized in research and development and consulting, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date. The Company recorded share-based compensation of approximately $326,000, $771,000 and $910,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company will continue to incur share-based compensation charges in future periods. As of December 31, 2009, unamortized stock-based compensation expense of $880,000 remains to be recognized, which is comprised of $482,000 related to non performance-based stock options to be recognized over a weighted average period of 0.7 years, $104,000 related to restricted stock to be recognized over a weighted average period of 1.1 years, and $294,000 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

NEW ACCOUNTING PRONOUNCEMENTS – In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles (“GAAP”), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended December 31, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, Financial Instruments, which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements.  The adoption did not have a material impact on our results from operations or on our financial condition. Financial instruments include cash and cash equivalents, short-term investments, and accounts payable. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values.

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

On May 30, 2008, the Company closed the initial portion of the transaction, referred to herein as the Initial Closing, for $1,475,000, representing no more than 5,000,000 shares of the common stock underlying the convertible notes, upon receipt of approval from the NYSE Amex LLC, and satisfaction of customary closing conditions. The 5,000,000 shares, along with the prior securities owned by the Purchasers, represented 19.8% of the Company’s outstanding common stock upon execution of the Securities Purchase Agreement. At its Annual Stockholders’ Meeting on September 8, 2008, the Company sought and received stockholder approval to fund additional amounts such that the total commitment, inclusive of the amount at the Initial Closing, equaled up to $4,000,000, referred to herein as the Subsequent Closing and together with the Initial Closing, the Closings.  On October 17, 2008, the Company closed the Subsequent Closing, for gross proceeds of $2,525,000.

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

The convertible notes accrue interest on their outstanding principal balances at an annual rate of 10%.  All unpaid principal, together with any accrued but unpaid interest and other amounts payable under the convertible notes, shall be due and payable upon the earliest to occur of (i) when such amounts are declared due and payable by the Purchasers on or after the date that is 180 days after the date of issuance; or (ii) upon the occurrence of any change of control event.  At the option of the Purchasers, interest may be paid in cash or in common stock of the Company.  If the Company pays interest in common stock, the stock will be valued at the related conversion price for such convertible note. Therefore, on November 30, 2008, with respect to the Initial Closing and on April 17, 2009, with respect to the Subsequent Closing, the noteholders had the ability to either convert the convertible notes issued in such closing into shares of common stock or demand payment of the outstanding principal balance, plus accrued and unpaid interest at a rate of 10% per annum.

At its option, the Company had the ability to redeem without penalty or premium a portion of, or all of, the principal owed under the convertible notes by providing the Purchasers with at least 5 days’ written notice; provided that the Purchasers shall retain conversion rights in respect of the convertible notes for such period of 5 days after the Company has given such notice. Each prepayment shall be accompanied by the payment of accrued and unpaid interest on the amount being prepaid, through the date of the prepayment.  On April 29, 2009, the Company remitted $1.0 million to ProQuest Investments and related entities against the $4.0 million of convertible notes issued during 2008.

On December 31, 2009, the Company announced an amendment agreement with ProQuest Investments L.P. and its affiliates (collectively, "ProQuest") to convert the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued interest, in an aggregate amount equal to $3,657,000 to 23,237,083 shares of the Company's common stock as of December 31, 2009.

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

The Company has entered into agreements with the holders of our common stock that require us to continuously maintain as effective, a registration statement covering the underlying shares of common stock. Such registration statements were declared effective on January 26, 2007, May 30, 2006 and July 28, 2005 and must continuously remain effective for a specified term. If we fail to continuously maintain such a registration statement as effective throughout the specified term, the Company may be subject to liability to pay liquidated damages.

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

Therefore, we have filed the registration statement with the SEC to register the resale of 8,934,075 subsequent registrable shares issuable pursuant to the 2008 private placement. In connection with our reduction of subsequent registrable shares being registered on the registration statement, in January 2009 we had agreed with the purchasers to pay, as liquidated damages, an amount equal to 1.0% of the aggregate purchase price paid by the purchasers for the shares that were not able to register for resale under the registration statement. Such liquidated damages equaled $12,703 for each 30 day period during which the shares remain unregistered, beginning on February 15, 2009 and ending on the date on which such subsequent registrable shares are registered.  However, these payments could not exceed 10% of the aggregate purchase price paid by the purchasers, or $127,030, which the Company had recorded as a liability.  The registration statement for the 8,934,075 shares did not become effective until May 5, 2009.

Consequently, the Company renegotiated the registration penalty with the purchasers due to the delay in registering the 8,934,075 shares.  As a result, the Company agreed to pay the purchasers a registration penalty for the full amount of shares (17,978,924) for the period beginning on January 19, 2009 and ending on May 5, 2009.  This resulted in an increase in the registration penalty of $44,770, for a maximum registration penalty of $171,800.  The liquidated damages will be paid in the form of a non-convertible promissory note, which accrues interest at a rate of 10% per annum and all interest and principal will become due and payable upon the earlier to occur of (i) the maturity date, which is twelve months following the date of issuance or (ii) a change of control (as defined in the liquidated damages note).  As of December 31, 2009, the Company had issued $172,000 in non-convertible promissory notes to the purchasers.  As part of the Company’s December 31, 2009 announcement entering into an amendment agreement with ProQuest to convert the outstanding aggregate principal balance of all convertible notes,  the liquidated damages notes were also converted into shares of the Company’s common stock as of December 31, 2009.

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

The relative fair value of the warrants issued in the Initial Closing (equaling $467,000), along with the effective beneficial conversion feature of the debt in the Initial Closing of $743,000 (calculated as the difference between the conversion price specified in the Securities Purchase Agreement and the calculated intrinsic value of the conversion feature) total $1,210,000 and are not in excess of the face value of the debt.  The Company is using the straight-line method to amortize the debt discount and beneficial conversion feature through the maturity dates of the convertible notes, which result does not differ materially from the effective interest rate method. For the year ended December 31, 2009, the Company has recorded additional interest expense of $403,000, related to the amortization of the debt discount for the Initial Closing.

The balance of the convertible debt as of December 31, 2009 is summarized as follows:

Face amount	$3,000,000

Total debt discount and beneficial conversion feature	1,900,000
Amortization of debt discount and beneficial conversion feature	1,900,000
Net unamortized debt discount and beneficial conversion feature	-
Debt Conversion	3,000,000
Net debt recorded at December 31, 2009	$—

Related to the issuance of the Initial Closing and the Subsequent Closing, the Company paid debt finance costs totaling $238,000, which were capitalized as deferred financing costs. These costs were amortized into interest expense using the straight-line method, which result does not differ materially from the effective interest rate method. For the year ended December 31, 2009, the Company had recorded expense of approximately $25,000 related to the amortization of the deferred financing costs.  Related to the amended agreement and conversion of the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued interest, the Company recorded additional interest expense of approximately $1,360,000.

Related to the debt conversion agreement with ProQuest of $3,657,000 to 23,237,083 shares of the Company’s common stock, $0.001 par value per share, the conversion consists of the following:

Initial Closing	$1,475,000
Subsequent Closing	2,525,000
Total Proceeds	4,000,000
Less principal payment	1,000,000
Net Amount Outstanding	3,000,000
Liquidated Damages	172,000
Accrued Interest	485,000
Conversion at December 31, 2009	$3,657,000

In addition to the convertible notes and liquidated damages notes, ProQuest received 9,446,809 warrants with exercise prices of 125% of the related note conversion price.  As consideration for converting all of the notes, the Company agreed to set a conversion price of $0.1574 per share for the notes and to reduce the exercise price of the warrants to $0.1888 per share, which resulted in an approximate $170,000 charge to interest expense for the year ended December 31, 2009.

The Company accounted for the conversion of notes in accordance with FASB ASC 470, Debt with Conversion and Other Options.  Accordingly, the Company recognized a loss equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of the consideration issuable in accordance with the original conversion terms.  The fair value of the consideration in accordance with the original terms was approximately $3,657,000.  The Company determined the fair value of the consideration transferred, along with the effective beneficial conversion feature of the debt, was approximately $1,200,000 greater than the fair value of the notes and related interest on December 31, 2009.  Thus, the Company recorded this expense as interest expense on the Company’s Statement of Operations for the year ended December 31, 2009.

The Company accounted for this modification in accordance with FASB ASC 718 – Compensation-Stock Compensation.  Accordingly, the Company calculated the total fair value of the original warrants to purchase common stock immediately prior to the modification, as well as, the fair value of the warrants to purchase common stock in accordance with the modification and recorded the incremental fair value as expense in the Company’s Statement of Operations for the year ended December 31, 2009.   The fair value was determined using the Black-Scholes Model and the following ranges of key assumptions were used:

Discount Rate	1.7%
Volatility	157 - 163%
Expected Term	0.9 – 1.99 years
Dividend Yield	0%

In addition, the Agreement also provides that warrants to purchase 220,726 shares of the Common Stock issued previously to ProQuest in past transactions will be retired and the exercise price of all other warrants held by ProQuest, which consist of warrants to purchase 1,986,536 shares of the Common Stock, will be reduced to $0.1888 per share.  The Company accounted for this modification in accordance with FASB ASC 718 – Compensation-Stock Compensation.  Accordingly, the Company calculated the total fair value of the original warrants to purchase common stock immediately prior to the modification, as well as, the fair value of the warrants to purchase common stock in accordance with the modification and recorded the incremental fair value as expense in the Company’s Statement of Operations for the year ended December 31, 2009.  The fair value was determined using the Black-Scholes Model and the following ranges of key assumptions were used:

Discount Rate	1.7%
Volatility	134 – 199%
Expected Term	0.9 – 1.99 years
Dividend Yield	0%

As a result of these modifications, the Company recorded approximately an additional $1.69 million as interest expense on the Company’s Statement of Operations for the year ended December 31, 2009.  Upon conversion of all of the outstanding notes in accordance with the Agreement, the security interest granted to ProQuest in prior securitizations shall extinguish and be of no further force or effect.  As a result of the Agreement, ProQuest’s equity ownership in the Company will consist of (i) 29,504,653 shares of the Common Stock and (ii) warrants to purchase 11,433,345 shares of the Common Stock at an exercise price of $0.1888 per share.

NOTE 5 – ASSETS HELD FOR SALE

As of December 31, 2009, the Company reclassified assets with a net book value of $299,000, which on December 31, 2008 had been reported as “assets held for sale” to fixed assets which will be used in the production of its Duromist product line. For the year ended December 31, 2007, the Company owned inventory of $131,000 related to the production of its NitroMist™ product line, which inventory was disposed of during the year ended December 31, 2008. During the year ended December 31, 2008, the Company wrote off $129,000 in inventory and $183,000 of the net property, plant and equipment, as a result of transferring manufacturing operations for NitroMist™ from its contract manufacturer in Manati, Puerto Rico, to its new contract manufacturer in Texas.  The total amount of the inventory and equipment disposal, inclusive of $39,000 for the costs of such disposal, was recognized as a loss on disposal of assets held for sale of $351,000. In addition, the Company invested an additional $121,000 during the year ended December 31, 2008 for tooling to support product development activities located at the facility of its contract manufacturer for spray valves in England.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2009	December 31, 2008
Equipment	$514,000	$2,164,000
Furniture and fixtures	—	455,000
Leasehold improvements	—	1,432,000
	514,000	4,051,000
Less: Accumulated depreciation and amortization	190,000	2,604,000
	$324,000	$1,447,000

Property and equipment as of December 31, 2009 has been significantly reduced versus December 31, 2008.  The net reduction in fixed assets of $1,123,000 is the result of assets being disposed of during the fiscal year due to the Company relocating to much smaller office space. Depreciation expense for December 31, 2009, 2008 and 2007 was $369,000, $506,000 and $685,000, respectively.

As of December 31, 2009 and 2008, the Company had total gross fixed assets of $34,000 and $513,000, with an accumulated depreciation of $17,000 and $93,000, respectively, recorded under a capital lease.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  The amount of impairment loss, if any, is measured as the difference between the carrying amount of the asset and its estimated fair value. The Company has reviewed its long-lived property and equipment as of December 31, 2009, and has determined that their estimated fair value exceeds the carrying amount of such assets; therefore, the Company has not recognized an impairment loss for its long-lived property and equipment.

NOTE 7 - RELATED PARTY TRANSACTIONS

PRIVATE PLACEMENTS – On May 6, 2008, the Company entered into a binding Securities Purchase Agreement with ProQuest Investments (see Note 8), as amended, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants to ProQuest Investments.  On December 31, 2009, the Company announced entering into an amendment agreement with ProQuest Investments L.P. and its affiliates (collectively, "ProQuest") to convert the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued interest, in an aggregate amount equal to $3,657,000 to 23,237,083 shares of the Company's common stock as of December 31, 2009. As such, ProQuest Investments may be deemed to be our affiliate. Mr. Steven B. Ratoff, our President and Chief Executive Officer, has served as a venture partner with ProQuest Investments since December 2004, although he has no authority for investment decisions by ProQuest Investments.

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement is on a month-to-month basis and compensates Mr. Ratoff at a rate of $17,500 per month. Pursuant to this consulting arrangement, the Company paid Mr. Ratoff approximately $210,000 for each of the years ended December 31, 2009 and 2008; and approximately $207,000 for the year ended December 31, 2007. In March 2007, Mr. Ratoff’s monthly compensation was reduced to $10,000 to reflect his decreased day-to-day time involvement at the Company, and in June, 2007, Mr. Ratoff’s monthly compensation was increased to $17,500 per month to reflect his appointment as the Company’s Interim President and Chief Executive Officer.  In January 2010, the Company’s Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer effective January 1, 2010. Mr. Ratoff will continue to serve as Interim Chief Financial Officer.

In September 2007, in connection with his resignation, Dr. Egberts (the Company’s former Chief Executive Officer) and the Company entered into a Separation, Consulting and General Release Agreement (the “Agreement”).  Pursuant to the Agreement, the Company paid Dr. Egberts approximately $223,000 and $140,000 for the years ended December 31, 2008 and 2007, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

On December 31, 2009, the Company announced an amendment agreement with ProQuest Investments L.P. and its affiliates (collectively, "ProQuest") to convert the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued interest, in an aggregate amount equal to $3,657,000 to 23,237,083 shares of the Company's common stock as of December 31, 2009.

On June 26, 2009, the Company entered into a common stock purchase agreement with Seaside 88, LP. As of December 31, 2009, the Company issued 4,500,000 shares of the common stock and received gross proceeds of $1,055,000.

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

PREFERRED STOCK - The Company’s Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of Preferred Stock. None of the Preferred Stock has been designated or issued through December 31, 2009. The Board is authorized to issue shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion and voting rights, and terms of redemption and liquidation.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS - At December 31, 2009, the Company had an employment agreement with one officer of the Company providing for an aggregate salary of $300,000 in each of the years ending December 31, 2009 and 2010, excluding potential Company matching contributions to the officer’s 401(k) plan for 2009. Effective January 1, 2010, the Company matching contributions to the 401(k) plan was discontinued.  Effective January 1, 2010, the Company entered into an employment agreement with the newly appointed President and Chief Executive Officer providing an aggregate salary of $350,000 for the year ending December 31, 2010.

The remaining terms of the officer’s employment agreement are outlined below. Generally, in the event an officer is terminated prior to the end of such agreement, the officer is entitled to severance payments equal to the officer’s salary for the shorter of twelve months or the remaining term of the officer’s employment agreement.

The employment agreements with Dr. Bergstrom expire in December 2010 and Mr. Ratoff’s agreement has no defined expiration date.

In September 2007, in connection with his resignation, Dr. Egberts and the Company entered into a Separation, Consulting and General Release Agreement, pursuant to which the Company agreed to pay Dr. Egberts fees for services at a rate of $363,000 per annum through July 25, 2008.  At December 31, 2009, the Company had no further obligations to Dr. Egberts under the Agreement.

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

In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and will be recognized in income over the 20-year term of the agreement. In addition, the Company received an equity stake of 529,500 shares of common stock, approximately 15% at the time the shares were issued, in Velcera which did not have a material value. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. During the year ended December 31, 2007, the Company invoiced Velcera $125,000 for contractual milestones that were reached.

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

On November 13, 2009, the Company and ECR  (a wholly-owned subsidiary of Hi-Tech Pharmacal Co., Inc.) entered into an exclusive license and distribution agreement to commercialize and manufacture ZolpiMist™ in the United States and Canada. ZolpiMist™ is the Company’s oral spray formulation of zolpidem tartrate approved by the FDA in December 2008.

Under the terms of the agreement, ECR paid the Company $3 million upon execution of the agreement. ECR will assume responsibility for manufacturing and marketing the product in the United States and Canada. In addition, ECR will pay royalties of up to 15% on net sales of ZolpiMist™ as well as an additional milestone payment if sales reach a specified level.

On October 27, 2009, the Company and privately-held Mist entered into a licensing agreement to manufacture and commercialize the NitroMist® lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris. Under terms of the agreement, Mist paid the Company a $1,000,000 licensing fee upon execution of the agreement, and will pay milestone payments totaling an additional $1,000,000 over twelve months, and ongoing performance payments of seventeen percent (17%) of net sales.

Through a separate license agreement with Mist, Akrimax Pharmaceuticals, LLC will receive the exclusive right to manufacture, distribute, market and sell NitroMist® in North America. NitroMist® provides acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease. The lingual spray form of the drug is conveniently administered and is rapidly absorbed into the bloodstream via the oral mucosa, providing patients a fast and tolerable treatment option for the prevention or relief of pain associated with such attacks.

CAPITAL LEASE OBLIGATIONS – As of December 31, 2009, the Company has aggregate capital lease obligations of $14,000, of which $10,000 and $4,000 are scheduled to be paid in the years ending December 31, 2010 and 2011, respectively.

OPERATING LEASES - In March 2003, the Company entered into a 10-year lease for office, laboratory, manufacturing and warehouse space. During the first five years of the lease, the annual rent was approximately $332,000 plus a proportionate share of real estate taxes and common area charges. Beginning in the sixth year and continuing through the tenth year of the lease, the annual rent was approximately $366,000 plus a proportionate share of real estate taxes and common areas. Effective July 1, 2009, the Company executed a lease amendment modifying certain terms to the existing lease.  The amendment converts the lease term to month to month with a provision to terminate upon thirty days written notice.  During the years ended December 31, 2009, 2008, and 2007, the Company paid rent of approximately $257,000, $453,000, and $443,000, respectively.

In January 2010, the Company terminated the March 2003 lease effective January 31, 2010 and relocated its corporate office to Bridgewater, NJ upon signing a one-year lease effective February 1, 2010.

Future minimum rental payments subsequent to December 31, 2009 are as follows:

Years Ending December 31,

2010	$39,000
2011	3,500
$42,500

NOTE 10 – OTHER, NET

For the year ended December 31, 2007, the Company recorded a charge of $500,000 to account for the return of stock of Hana Biosciences shares.  This amount was offset by $434,000 benefit recognized to write off the remaining deferred revenue related to the shares received from Hana Biosciences resulting in a net  $66,000 expense for Other, net.

For the year ended December 31, 2009 the Company recorded income relating to the reversal of the warrant liability initially recorded upon the Company’s adoption of ASC 815-40-15 in the amount of $360,000. This amount was offset with a loss on disposition of fixed assets in the amount of $745,000 resulting in a net $385,000 expense for Other, net.

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Professional fees	$31,000	$60,000
Accrued compensation	—	40,000
Accrued interest expense	—	126,000
Non-registration penalty	—	127,000
Product development costs	—	437,000
Insurance premiums	84,000	129,000
Other	2,000	5,000
	$117,000	$924,000

NOTE 12 - INCOME TAXES

The significant components of the Company’s net deferred tax assets are summarized as follows:

	December 31, 2009	December 31, 2008

Stock-based compensation	$374,000	$272,000
Net operating loss (“NOL”) carryforwards	23,035,000	22,542,000
Deferred revenue	3,387,000	1,894,000
Property and equipment	(27,000)	(166,000)
Research and development credit	1,568,000	1,350,000
Capital loss carryforwards	200,000	200,000
Accrued expenses and other reserves	—	216,000
Total gross deferred tax assets	28,537,000	26,308,000
Valuation allowance	(28,537,000)	(26,308,000)
Net deferred tax assets	$—	$—

At December 31, 2009, the Company had Federal and state net operating loss carryforwards for financial reporting and income tax purposes of approximately $ 64.7 million and $16.4 million, respectively, which can be used to offset current and future Federal and state taxable income, if any, through 2029 and 2016, respectively. In addition, the Company has federal and state research and development tax credits of $ 1.0 million and $0.5 million, respectively, which will expire beginning 2020 and 2013, respectively. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided valuation allowances to offset its deferred tax assets due to the significant uncertainties related to its ability to generate future taxable income. The net increases in the total valuation allowance for the years ended December 31, 2009 and 2008 were $2.2 million and $1.9 million, respectively.

The tax benefits recognized in the years ended December 31, 2009, 2008 and 2007 of $1,057,000, $735,000 and $658,000, respectively, relate solely to the sale of certain of the Company’s state net operating loss carryforwards.

The following is a reconciliation of the income tax benefit computed at the statutory rate to the provision for income taxes:

	Years Ending
	December 31, 2009	December 31, 2008	December 31, 2007
Federal tax at statutory rate	(34.0%)	(34.0%)	(34.0%)
State income tax	3.4%	(6.0%)	(6.0%)
Other	(1.2%)	2.0%	0.2%
Sale of net operating losses	(8.1%)	(7.1%)	(3.7%)
Amortization of convertible debt discount	1.6%	5.4%	—
Cancelled stock option	—	5.7%	—
Expired Federal NOL	0.3%	1.1%	—
Increase in valuation allowance	25.8%	25.8%	39.8%
Totals	(12.2%)	(7.10%)	(3.7%)

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

SALE OF NET OPERATING LOSS CARRYFORWARDS: The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. The Company recorded an income tax benefit of $1,057,000, $732,000, and $658,000 for the years ended December 31, 2009, 2008 and 2007, respectively, from the sale of its New Jersey net operating loss carryforwards. If still available under New Jersey law, the Company may attempt to sell its remaining New Jersey net operating loss carryforwards of $16.4 million as of December 31, 2009. The Company cannot estimate, however, what percentage of its saleable net operating loss carryforwards New Jersey will permit it to sell, how much money will be received in connection with the sale, if the Company will be able to find a buyer for its net operating loss carryforwards or if such funds will be available in a timely manner or at all.

The Company files income tax returns in the U.S. Federal jurisdiction and in the State of New Jersey.  With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2004. However, NOL and tax credits generated from those prior years could still be adjusted upon audit.  The Company adopted ASC 740-10 (Formerly FIN 48) Accounting for Uncertainty in Income Taxes – an interpretation of ASC 740 (Formerly FASB statement No. 109) on January 1, 2007 with no material impact to the financial statements.

The Company had no unrecognized tax benefits at December 31, 2009 that would affect the annual effective tax rate.  Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 13 - STOCK OPTIONS AND WARRANTS

At December 31, 2009, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan and the 2006 Equity Incentive Plan (the “Plans”). On January 17, 2006, the stockholders of the Company, upon recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock).  The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares.  These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant, and vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years.  As of December 31, 2009, there were approximately 0.9 million shares available for issuance under the Plans (see Note 14).

The Company selected the Black-Scholes method of valuation for share-based compensation effective August 1, 2005. Compensation costs are recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of 2005 and for all options granted after the date of adoption. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date.

Information with respect to stock option activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	8,775	$1.68	—	—
Grants	3,239	1.67	—	—
Exercises	(268)	.75	—	—
Forfeitures/Cancellations	(3,317)	1.72	—	—

Outstanding at December 31, 2007	8,429	$1.69	5.9	$—

Exercisable at December 31, 2007	5,549	$1.75	5.0	$—

Outstanding at January 1, 2008	8,429	1.69	—	—
Grants	338	.24	—	—
Exercises	—	—	—	—
Forfeitures/Cancellations	(3,300)	1.72	—	—

Outstanding at December 31, 2008	5,467	$1.59	5.4	$—

Vested and expected to vest at December 31, 2008	5,349	$1.59	5.4

Exercisable at December 31, 2008	3,102	$1.74	4.2	$—

Outstanding at January 1, 2009	5,467	1.59	—	—
Grants	5,103	.25
Exercises	—	—	—	—
Forfeitures/Cancellations	(2,291)	1.41

Outstanding at December 31, 2009	8,279	$0.81	4.1	—

Vested and expected to vest at December 31, 2009	8,073	$0.82	4.1	—

Exercisable at December 31, 2009	4,148	$1.16	3.2	$—

The Company recorded share-based compensation for options using the fair value method of approximately $326,000 for the year ended December 31, 2009, $771,000 for the year ended December 31, 2008, $910,000 for the year ended December 31, 2007, which amounts are included in the Company’s net loss for each period.

•
On February 6, 2008, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, approved grants of 750,000 shares of restricted common stock to the executive officers of the Company and an additional 350,000 shares of restricted common stock to other employees of the Company.  The restricted stock was awarded from the 1998 Stock Option Plan.  The restrictions on the restricted stock shall lapse over a three-year period, subject to reduction as follows:  (1) in the event of a $5 million non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-and-one-half year period; (2) in the event of an additional $5 million (or $10 million in the aggregate) non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-year period; and (3) in the event of a $20 million (or $20 million in the aggregate) non-dilutive financing by the Company, the restrictions shall immediately lapse.  Additionally, the Board, upon the recommendation of the Compensation Committee, agreed that, in the case of the Company’s Chief Executive Officer, an additional 200,000 shares of restricted stock shall be granted as follows: (1) upon achieving a $5 million non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted; and (2) upon achieving an additional $5 million (or $10 million in the aggregate) in non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted.  The restrictions on such additional shares shall lapse over a three-year period.  The events triggering the aforementioned issuance of restricted common stock did not occur on or before December 31, 2008.

•	During the year ended December 31, 2009, the Company additionally granted 5,102,500 additional stock options. The exercise price of such options ranged from $0.17 per share to $0.34 per share.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants in the respective periods:

	Year Ended
	2009	2008	2007

Expected volatility	85%	83%	63%
Dividend yield	0%	0%	0%
Expected term until exercise (years)	2.6	3.7	4.9
Risk-free interest rate	1.8%	2.3%	4.8%

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option.  In addition, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised.  The weighted average grant date fair value of options granted was $0.25, $0.15, and $0.93 during the years ended December 31, 2009, 2008 and 2007.  The total intrinsic value of options exercised was $0, $172,000 and $398,000 during the years ended December 31, 2009, 2008 and 2007, respectively. There were no options exercised during the year ended December 31, 2009.

At December 31, 2009, there were approximately 581,000 non-plan options reserved for issuance.

A summary of the status of the Company’s non-vested restricted common stock as of December 31, 2009 and changes during the twelve months ended December 31, 2009 is presented below:

Non-Vested Restricted Common Stock	Shares (000)	Weighted Average Grant-Date Fair Value
January 1, 2009	1,133	$0.51
Vested	(33)	$1.71
Forfeited	(575)	$0.47
Granted	—
December 31, 2009	525	$0.47

The following table summarizes information related to warrants outstanding at December 31, 2009:

Price Range	Number of Warrants Outstanding and Exercisable 000’s	Remaining Contractual Life (Years)

$0.01 – 0.99	11,854	3.1
$1.00 – 1.99	7,966	1.5
Totals	19,820

NOTE 14 – SUBSEQUENT EVENTS

Seaside Closings

Under the common stock purchase agreement with Seaside 88, LP, the Company has received $200,140 in gross proceeds for the closings that have occurred after December 31, 2009 through March 31, 2010. On March 26, 2010, the Company and Seaside 88, LP mutually agreed to terminate the common stock purchase agreement which was entered into in 2009.

On March 31, 2010, the Company announced it will receive approximately $1.5 million in gross proceeds in a registered direct offering (the "Offering") of 9,100,001 shares of common stock, par value $0.001 per share (the "Common Shares"), at a price of $0.165 per share. The investors will also receive five-year warrants (the "Series A Warrants") to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants (the "Series B Warrants," together with the Common Shares and the Series A Warrants, the "Securities") to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. The Company expects to receive total proceeds, net of offering expenses and placement agency fees, of approximately $1.4 million. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants. The Offering closed on March 31, 2010 and the Company sold the Securities pursuant to an effective registration statement.

NOTE 15 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly financial data for the years ended December 31, 2009, 2008 and 2007 as follows:

	Three Months Ended				Year Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009

Total Revenues	$66,000	$67,000	$223,000	$66,000	$422,000
Total Expenses	2,084,000	1,560,000	1,503,000	1,370,000	6,517,000
Loss from Operations	(2,018,000)	(1,493,000)	(1,280,000)	(1,304,000	(6,095,000)
Other, net	360,000	(59,000)	—	(686,000)	(385,000)
Interest Expense	486,000	150,000	81,000	1,443,000	2,160,000
Interest Income	5,000	1,000	—	—	6,000
Income Tax Benefit	—	—	—	1,057000	1,057,000

Net Loss	$(2,139,000)	$(1,701,000)	$(1,361,000)	$(2,376,000)	$(7,577,000)

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.03)	$(0.02)	$(0.04)	$(0.12)

Weighted Average Number of Shares of Common Stock Used in Computation of Basic and Diluted Loss Per Common Share	59,892,000	60,081,000	61,386,000	65,282,000	61,346,000

	Three Months Ended				Year Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008

Total Revenues	$103,000	$51,000	$104,000	$103,000	$361,000
Total Expenses	2,110,000	2,987,000	1,878,000	1,976,000	8,951,000
Loss from Operations	(2,007,000)	(2,936,000)	(1,774,000)	(1,873,000)	(8,590,000)
Interest Expense	—	294,000	750,000	824,000	1,868,000
Interest Income	35,000	28,000	21,000	53,000	137,000
Income Tax Benefit	—	—	—	735,000	735,000

Net Loss	$(1,972,000)	$(3,202,000)	$(2,503,000)	$(1,909,000)	$(9,586,000)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.05)	$(0.04)	$(0.03)	$(0.16)

Weighted Average Number of Shares of Common Stock Used in Computation of Basic and Diluted Loss Per Common Share	59,592,000	59,592,000	59,592,000	59,592,000	59,592,000

	Three Months Ended				Year Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007

Total Revenues	$40,000	$165,000	$206,000	$58,000	$469,000
Total Expenses	5,334,000	5,676,000	3,037,000	4,609,000	18,656,000
Loss from Operations	(5,294,000)	(5.511,000)	(2,831,000)	(4,551,000)	(18,187,000)
Other Income/(Loss)	(360,000)	—	294,000		(66,000)
Interest Income	230,000	187,000	127,000	88,000	632,000
Income Tax Benefit	—	—	—	658,000	658,000

Net Loss	$(5,424,000)	$(5,324,000)	$(2,410,000)	$(3,805,000)	$(16,963,000)

Basic and Diluted Loss Per Common Share	$(0.09)	$(0.09)	$(0.04)	$(0.06)	$(0.29)

Weighted Average Number of Shares of Common Stock Used in Computation of Basic and Diluted Loss Per Common Share	59,264,000	59,537,000	59,591,000	59,592,000	59,497,000

The sum of the quarters may not equal the full year basic and diluted loss per share since each period is calculated separately.

INDEX TO EXHIBITS

The following exhibits are included with this Annual Report on Form 10-K. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
3.1	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB, as filed with the SEC on June 14, 2004.

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2007.

3.3	Amended and Restated By-laws of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on September 9, 2005.

4.1	Form of Class C Warrant for the Purchase of Shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 12, 2004.

4.2	Form of Warrant issued to certain accredited investors and placement agents	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006.

4.3	Form of Warrant issued to certain accredited investors and the placement agent	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007.

4.4	Form of Warrant	Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2008.

10.1*	1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.2*	Form of Incentive Stock Option Agreement under the 1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.3*	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.4*	Form of Non-Qualified Option Agreement under the 1997 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.5*	1998 Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.6*	Form of Stock Option Agreement under the 1998 Stock Option Plan	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.7*	Form of Non-Qualified Option Agreement	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.8	Common Stock and Warrant Purchase Agreement, dated December 12, 2001, by and among the Company and certain purchasers	Incorporated by reference to Exhibit A to the Schedule 13D as filed by Lindsay A. Rosenwald with the SEC on December 21, 2001.

10.9	Amendment No. 1, dated January 6, 2002, to the Common Stock and Warrant Purchase Agreement dated December 12, 2001 between the Company and certain purchasers	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement of Form SB-2, as filed with the SEC on April 15, 2002 (File No. 333-86262).

10.10	License and Development Agreement, effective as of April 4, 2003, by and between the Company and Manhattan Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.31to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on March 11, 2004.

10.11	Development, Manufacturing and Supply Agreement, dated July 28, 2004, by and between the Company and Par Pharmaceutical, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on November 15, 2004.

10.12	Second Amendment to License and Development Agreement, dated as of June 22, 2004, by and between the Company and the Veterinary Company, Inc.	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on November 15, 2004.

10.13*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005.

10.14*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005.

10.15*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005.

10.16*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005.

10.17	Amendment No. 1 to License and Development Agreement dated as of August 8, 2005, by and between the Company and Hana Biosciences Inc.	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, as filed with the SEC on August 12, 2005.

10.18*	NovaDel Pharma Inc. 2006 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on January 23, 2006.

10.19*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Thomas Bonney	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.20*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.21*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Steven Ratoff	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.22*	Employment Agreement dated December 4, 2006 by and between the Company and David H. Bergstrom, Ph.D.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.23*	Incentive Stock Option Award between the Company and David H. Bergstrom dated December 4, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.24*	Nonqualified Stock Option Award between the Company and David H. Bergstrom, dated December 4, 2006	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.25*	Amendment 2007-1 to the NovaDel Pharma Inc. 1998 Stock Option Plan dated March 2, 2007	Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2007.

10.26*	Amendment 2007-1 to the NovaDel Pharma Inc. 2006 Equity Incentive Plan dated March 2, 2007	Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2007.

10.27	Amended and Restated License and Development Agreement, dated as of July 31, 2007, by and between NovaDel Pharma Inc. and HANA Biosciences, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007.

10.28	Product Development and Commercialization Sublicense Agreement, dated as of July 31, 2007, by and among NovaDel Pharma Inc., HANA Biosciences and PAR Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007.

10.29	Termination Agreement, dated as of July 31, 2007, by and between NovaDel Pharma Inc. and PAR Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007.

10.30+	License Agreement, dated May 19, 2008, by and among the Company and BioAlliance Pharma SA.	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2008.

10.31+	Supply Agreement, dated July 7, 2008, by and among the Company and BioAlliance Pharma SA.	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2008.

10.32*	Separation, Consulting and General Release Agreement, effective as of April 30, 2009, by and between NovaDel Pharma Inc. and Deni M. Zodda	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on May 1, 2009.

10.33	Common Stock Purchase Agreement, by and between the Company and Seaside 88, LP, dated June 26, 2009	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2009.

10.34	Agreement, by and between the Company and Arthur W. Wood Company, dated June 15, 2009	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on July 20, 2009.

10.35+	License and Distribution Agreement, dated October 27, 2009, between NovaDel Pharma Inc. and Mist Acquisition, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 10, 2009.

10.36+	License and Distribution Agreement, dated November 12, 2009, between NovaDel Pharma Inc. and ECR Pharmaceuticals Company, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 10, 2009.

10.37	Lease Agreement, dated as of December 7, 2009 and effective as of February 1, 2010, by and between Regus Management Group, LLC, as Landlord, and NovaDel Pharma Inc., as Tenant	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2010.

10.38	Amendment Agreement, dated December 31, 2009, by and among NovaDel Pharma Inc., ProQuest Investment II, L.P., ProQuest Investment Advisors Fund II, L.P. and ProQuest Investments III, L.P.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 7, 2010.

21.1	Subsidiaries of the Registrant	The registrant has no subsidiaries.

23.1	Consent of J.H. Cohn LLP	Filed herewith.

31.1	Certification of Principal Executive Officer under Rule 13a-14(a)	Furnished herewith.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer under 18 USC 1350	Furnished herewith.

_________________________________

*           Compensation Related Contract.

+           Confidential Treatment Requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission