Form 10-Q
period 2010-03-31
NOVADEL PHARMA INC
filed 2010-05-17
CIK 1043873

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 1, 2010, the issuer had 98,383,000 shares of common stock, $.001 par value, outstanding.

NOVADEL PHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type the Company is developing (independently and through collaborative arrangements); the inherent risks and uncertainties in completing the pilot pharmacokinetic feasibility studies being conducted by the Company; possible changes in the Company’s financial condition; the progress of the Company’s research and development; inadequate supplies of drug substance and drug product; timely obtaining sufficient patient enrollment in the Company’s clinical trials; the impact of development of competing therapies and/or technologies by other companies; the Company’s ability to obtain additional required financing to fund its research programs and its ongoing business operations; the Company’s ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with the Company; the progress of the U.S. Food and Drug Administration, or FDA, approvals in connection with the conduct of the Company’s clinical trials and the marketing of the Company’s products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; acceptance for filing by the FDA does not mean that the New Drug Application, or NDA, has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted; the risks related to the Company’s internal controls and procedures; and the risks identified under the section entitled “Risk Factors” included as Item 1A in Part II of this Quarterly Report on Form 10-Q and other reports, including this report and other filings filed with the Securities and Exchange Commission from time to time.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NOVADEL PHARMA INC.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	March 31, 2010 (unaudited)	December 31, 2009 (Note 2)
Current Assets:
Cash and cash equivalents	$3,647,000	$2,663,000
Note receivable related to financing	800,000	—
Prepaid expenses and other current assets	268,000	1,430,000
Total Current Assets	4,715,000	4,093,000

Property and equipment, net	298,000	324,000
Other assets	19,000	36,000

TOTAL ASSETS	$5,032,000	$4,453,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$222,000	$195,000
Accrued expenses and other current liabilities	157,000	117,000
Accrued financing costs	125,000	—
Derivative liability	913,000	—
Current portion of deferred revenue	4,266,000	4,266,000
Current portion of capital lease obligations	10,000	10,000
Total Current Liabilities	5,693,000	4,588,000

Non-current portion of deferred revenue	4,136,000	4,202,000
Non-current portion of capital lease obligations	2,000	4,000

Total Liabilities	9,831,000	8,794,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 200,000,000 shares, Issued 98,383,458 and 88,343,457 shares at March 31, 2010 and December 31, 2009, respectively	99,000	89,000
Additional paid-in capital	79,166,000	78,342,000
Accumulated deficit	(84,058,000)	(82,766,000)
Less: treasury stock, at cost, 3,012 shares	(6,000)	(6,000)
Total Stockholders’ Deficiency	(4,799,000)	(4,341,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,032,000	$4,453,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
 MARCH 31, 2010 AND 2009
 (UNAUDITED)

	Three Months Ended
	March 31, 2010	March 31, 2009
License Fees and Milestone Fees Earned	$129,000	$66,000

Research and Development Expenses	447,000	826,000
Consulting, Selling, General and Administrative Expenses	974,000	1,258,000

Total Expenses	1,421,000	2,084,000

Loss From Operations	(1,292,000)	(2,018,000)

Other Income	—	360,000
Interest (Expense), net	—	(481,000)

Net Loss	$(1,292,000)	$(2,139,000)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.04)

Weighted Average Number of Common Shares Used in Computation of Basic and Diluted Loss Per Common Share	88,372,000	59,892,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficiency
BALANCE, December 31, 2009	88,343,457	$89,000	$78,342,000	$(82,766,000)	$(6,000)	$(4,341,000)
Share-based compensation expense			205,000			205,000
Restricted stock cancelled	(60,000)
Issuance of Common Stock	10,100,001	10,000	619,000			629,000
Net loss				(1,292,000)		(1,292,000)

BALANCE, March 31, 2010	98,383,458	$99,000	$79,166,000	$(84,058,000)	$(6,000)	$(4,799,000)

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,292,000)	$(2,139,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	205,000	149,000
Expiration of warrants	—	(360,000)
Amortization of debt discount and deferred financing fees	—	367,000
Depreciation and amortization	26,000	106,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,162,000	368,000
Accounts payable	27,000	(94,000)
Accrued expenses and other current liabilities	40,000	94,000
Deferred revenue	(66,000)	(66,000)
Net cash provided by (used in) operating activities	102,000	(1,575,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of lease deposits	17,000	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock and warrants	867,000
Payments of capital lease obligations	(2,000)	(37,000)
Net cash provided by (used in) financing activities	865,000	(37,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	984,000	(1,612,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,663,000	4,328,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,647,000	$2,716,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Derivative Liability	$913,000	—
Note Receivable related to Financing	$800,000	—
Accrued Financing Costs	$125,000	—

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

NOTE 2 – BASIS OF PRESENTATION AND LIQUIDITY

The balance sheet at December 31, 2009 has been derived from the audited balance sheet contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and is presented for comparative purposes. All other financial statements are unaudited. The condensed financial statements are presented on the basis of accounting principles generally accepted in the United States of America for interim financial statements.  However, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company has reported a net loss of $1,292,000 and $2,139,000 and cash flows provided by (used in) operating activities of $102,000 and $(1,575,000) for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, the Company had negative working capital of $978,000 and cash and cash equivalents of $3,647,000.  Until and unless the Company’s operations generate significant revenues and cash flow, the Company will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved product candidates by partners. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favorable to it.

Since the fourth quarter 2007 and continuing through the first quarter 2010, the Company has significantly reduced clinical development activities on its product candidate pipeline, such that the Company has limited its expenditures primarily to those required to support its two approved products NitroMist™ and Zolpimist™ and minor expenditures to support formulation development activities for certain other products, as we did not believe that we had sufficient cash to sustain such activities.  Despite this reduction in expenditures for clinical activities, the Company requires capital to sustain its existing organization until such time as clinical activities can be resumed.  The Company received $1,055,000 in gross proceeds for common stock purchased by Seaside 88, LP during the year ended December 31, 2009. During the fourth quarter of 2009, the Company also entered into licensing and distribution agreements with ECR Pharmaceuticals Company, Inc. and Mist Acquisition, LLC, as a result of which it received non-refundable license fees of $4,000,000. On March 31, 2010, the Company announced it would receive approximately $1.5 million in gross proceeds from its registered direct offering (the “Offering”) of 9,100,001 shares of common stock, par value $0.001 per share (the “Common Shares”), at a price of $0.165 per share. The investors received five-year warrants (the “Series A Warrants”) to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants (the “Series B Warrants,” together with the Common Shares and the Series A Warrants, the “Securities”) to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. As of March 31, 2010, the Company recorded net proceeds of $551,000 and a note receivable of $800,000 which was subsequently received on April 15, 2010, relating to the Offering. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants. The Offering closed on March 31, 2010 and the Company sold the Securities pursuant to an effective registration statement.

The Company will seek to raise additional capital in 2010 to fund its operations and future development activities through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or, if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.  If we are unable to raise additional capital, and we do not use our existing working capital to fund our development plans, we will have sufficient cash on hand to fund operating costs through the fourth quarter 2010.

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

On May 14, 2008, we received notice from the NYSE Amex LLC (formally known as the American Stock Exchange) indicating that we are not in compliance with certain of the NYSE Amex LLC continued listing standards.  Specifically, the NYSE Amex LLC has notified us that we are not in compliance with Section 1003(a)(iii) of the NYSE Amex LLC Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in our five most recent fiscal years, and Section 1003(a)(iv) of the NYSE Amex LLC Company Guide in that we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex LLC, as to whether we will be able to continue operations and/or meet our obligations as they mature. On December 2, 2009, we formally notified NYSE Amex LLC of our intent to voluntarily withdraw our listing and registration.  On December 14, 2009, we filed Form 25 voluntarily withdrawing our listing and registration from NYSE Amex LLC (“AMEX”). The final day of trading on AMEX was December 23, 2009.  On December 24, 2009, we announced that our common stock will begin trading on the Over-the-Counter Bulletin Board (“OTCBB”) under its new ticker symbol on OTCBB as NVDL.OB.

NOTE 3 – AMORTIZATION OF DEBT DISCOUNT AND DEFERRED FINANCING FEES

For the three months ended March 31, 2009, the Company has recorded additional interest expense of $367,000 related to the amortization of debt discount and deferred financing costs.  On December 31, 2009, the related debt was converted to common stock.

NOTE 4 – COMMON STOCK ISSUANCE

On July 17, 2009, the Company entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP would purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share. The Company received net proceeds of $1,183,000 thru March 31, 2010 of which $191,000 was received for 1,000,000 shares during the three months ended March 31, 2010. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP.

On March 31, 2010, the Company announced it would receive approximately $1.5 million in gross proceeds from its registered direct offering (the “Offering”) of 9,100,001 shares of common stock, par value $0.001 per share (the “Common Shares”), at a price of $0.165 per share. The investors received five-year warrants (the “Series A Warrants”) to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants (the “Series B Warrants,” together with the Common Shares and the Series A Warrants, the “Securities”) to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. As of March 31, 2010, the Company recorded net proceeds of $551,000 and a note receivable of $800,000 which cash proceeds were subsequently received on April 15, 2010, relating to the Offering. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants. The Offering closed on March 31, 2010 and the Company sold the Securities pursuant to an effective registration statement.

NOTE 5 – DERIVATIVE LIABILITY

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives.  These requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that the warrants issued in connection with the March 31, 2010 sale of the Company’s common stock contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were treated as derivative liabilities.

The Company estimated the fair value of the warrants as of March 31, 2010 to be $913,000 by recording a corresponding reduction in additional paid-in capital. Two classes of warrants were issued; Series A warrants totaling 4,550,001 with a term of 5 years and Series B warrants totaling 3,033,334 with a term of 0.5 years.  The exercise price for the Series A and B warrants are $0.25.  In accordance with this pronouncement, the Company estimated the fair value of the related warrants to purchase shares of the Company’s common stock at $755,992 and $156,719, respectively.  As of March 31, 2010, the fair values of these derivatives totaled $913,000 and are recorded in the accompanying condensed balance sheet as of March 31, 2010 as derivative liability.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of these derivative instruments. The Company considers them to be Level 2 type instruments in accordance with ASC 820-10 - Fair Value Measurements and Disclosures as the inputs used to estimate their value are observable either directly or indirectly. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the remaining contractual term of the instruments. The expected volatility assumptions were based upon the historical volatility of the Company’s common stock. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected term assumptions were based upon the remaining contractual terms of these instruments.

	Series A Warrants	Series B Warrants

Discount Rate	2.55%	0.24%
Volatility	140%	131%
Expected Term	5 years	0.5 years
Dividend Yield	0%	0%

NOTE 6 – CASH EQUIVALENTS

Cash equivalents consist of money market instruments with maturities of three months or less when purchased. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Generally, these deposits may be redeemed and are maintained with high quality financial institutions, therefore reducing credit risk.

NOTE 7 – LOSS PER SHARE

The Company’s basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share is the same as basic loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants, and from the conversion of the convertible notes, would have an anti-dilutive effect because the Company incurred a net loss during each period presented. As of March 31, 2010 and 2009, there were 35.9 million and 44.0 million common shares, respectively, issuable upon exercise of options and warrants, the vesting of non-vested restricted common stock, and the conversion of the convertible notes, which were excluded from the diluted loss per share computation.

NOTE 8 – STOCK-BASED COMPENSATION

At March 31, 2010, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan, as amended, and the 2006 Equity Incentive Plan, as amended (the “Plans”). On January 17, 2006, the stockholders of the Company, upon the recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock).  The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares.  These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant. Vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years. As of March 31, 2010, there were approximately 1.1 million shares available for issuance under the Plans.

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

Information with respect to stock option activity for the three months ended March 31, 2010 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	8,279	$.81
Grants
Exercises
Forfeitures	(210)	0.88

Outstanding at March 31, 2010	8,069	0.81	3.9	—

Vested and expected to vest at March 31, 2010	7,904	0.82	3.8	—

Exercisable at March 31, 2010	4,760	1.14	3.2	—

The Company recorded share-based compensation expense of approximately $205,000 for the three months ended March 31, 2010 and $149,000 for the three months ended March 31, 2009.  All such amounts are included in the Company’s net loss for each period. Share-based compensation expense for the current quarter increased due to additional stock options granted during the fourth quarter 2009.

On February 6, 2008, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, approved grants of 750,000 shares of restricted common stock to the executive officers of the Company and an additional 350,000 shares of restricted stock to other employees of the Company. The restricted stock was awarded from the Company’s 1998 Stock Option Plan.  The restrictions on the restricted stock shall lapse over a three-year period.

A summary of the status of the Company’s non-vested restricted common stock as of March 31, 2010 and changes during the three months ended March 31, 2010 is presented below:

Non-Vested Restricted Common Stock	Shares (000)	Weighted Average Grant-Date Fair Value
January 1, 2010	525	$0.47
Cancellations	(60)	$0.47
March 31, 2010	465	$0.47

As of March 31, 2010, unamortized share-based compensation expense of $664,700 remains to be recognized, which is comprised of $394,600 related to non-performance based stock options to be recognized over a weighted average period of 1.5 years, $104,500 related to restricted stock to be recognized over a weighted average period of 1.1 years, and $165,600 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended
	March 31, 2010	March 31, 2009

Expected volatility	—	85%
Dividend yield	—	0%
Expected term (years)	—	3.06
Risk-free interest rate	—	1.7%

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option.  In addition, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from its current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. The Company did not grant any stock options during the three months ended March 31, 2010. Stock options of 2.2 million were granted to employees and directors, including 800,000 performance-based stock options, during the three months ended March 31, 2009.  The weighted average grant date fair value of options granted was $0.34 during the three months ended March 31, 2009.

NOTE 9 - RELATED PARTY TRANSACTIONS AND LICENSE AND DEVELOPMENT AGREEMENTS

Related Party Transactions

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement was on a month-to-month basis and has compensated Mr. Ratoff at a rate of between $10,000 and $17,500 per month depending upon the amount of his involvement at the Company. In January 2010, the Company’s Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer effective January 1, 2010. Mr. Ratoff will continue to serve as Interim Chief Financial Officer.  Additionally, Mr. Ratoff is a private investor in, and since December 2004 has served as a venture partner with, ProQuest Investments.  As of March 31, 2010, ProQuest Investments owns 34.4 million shares of Company stock which includes 4.8 million shares acquired in conjunction with the recent Offering of 9.1 million shares of common stock.  As payment for the acquired shares, ProQuest Investments issued a promissory note for $800,000 for which the Company received the cash payment on April 15, 2010.

License and Development Agreements

Mist Acquisition, LLC. On October 27, 2009, we and privately-held Mist Acquisition, LLC, entered into a licensing agreement to manufacture and commercialize the NitroMist® lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris, in the United States, Canada and Mexico. Under terms of the agreement, Mist paid us a $1,000,000 licensing fee upon execution of the agreement, and will pay milestone payments totaling an additional $1,000,000 over twelve months if certain conditions are met, and ongoing performance payments of seventeen percent (17%) of net sales, subject to the terms of the agreement.

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

BioAlliance.  On May 19, 2008, the Company and BioAlliance Pharma SA or BioAlliance, entered into an agreement where BioAlliance acquired the European rights for NovaDel’s Ondansetron oral spray. Under the terms of the agreement, BioAlliance paid NovaDel a license fee of $3,000,000 upon closing. The Company is eligible for additional milestone payments totaling approximately $24 million (an approval milestone of $5,000,000 and sales-related milestone payments of approximately $19 million) as well as a royalty on net sales. BioAlliance and the Company anticipate collaborating in the completion of development activities for Europe, with BioAlliance responsible for regulatory and pricing approvals and then commercialization throughout Europe. The Company will be responsible for supplying the product.  The upfront payment has been included in deferred revenue and is being recognized in income over the term of the agreement (nineteen and one half-years). During each of the three months ended March 31, 2010 and 2009, the Company recognized $38,462 of income related to this contract.

Hana Biosciences, Inc./Par Pharmaceutical, Inc.  In October 2004, the Company entered into a license and development agreement pursuant to which the Company granted to Hana Biosciences, Inc. (“Hana Biosciences”) an exclusive license to develop and market Zensana™, the Company’s oral spray version of Ondansetron in the U.S. and Canada. Pursuant to the terms of the agreement, in exchange for $1,000,000, Hana Biosciences purchased 400,000 shares of the Company’s common stock at a per share price equal to $2.50, a premium of $0.91 per share or $364,000 over the then market value of the Company’s common stock. The Company accounted for this premium as deferred revenue related to the license. In connection with the agreement, Hana Biosciences issued to the Company $500,000 worth of common stock of Hana Biosciences (73,121 shares based on a market value of $6.84 per share).

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

In addition, under the terms of the Amended and Restated License Agreement, Hana Biosciences relinquished its right to pay reduced royalty rates to the Company until such time as Hana Biosciences had recovered one-half of its costs and expenses incurred in developing Zensana™ from sales of Zensana™ and the Company agreed to surrender for cancellation all 73,121 shares of the Hana Biosciences common stock, with a fair value of $140,000, that had been acquired by the Company in connection with execution of the original License Agreement. During 2007 the Company wrote off the entire investment in common stock. The Company may receive additional milestone payments and royalties over the term of the agreement.

Velcera.  In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and is being recognized in income over the 20-year term of the agreement. In addition, the Company received an equity stake of 529,500 shares of common stock in Velcera which did not have a material value. Such investment continues to be carried at its cost basis of $0 as of March 31, 2010.  In February 2007, Velcera merged with Denali Sciences, Inc., a publicly reporting Delaware corporation. In June 2007, Velcera announced that it had entered into a global license and development agreement with Novartis Animal Health. The agreement called for Novartis Animal Health to develop, register and commercialize a novel canine product utilizing Velcera’s Promist™ platform, which is based on its patented oral spray technology. The Company may receive additional milestone payments and royalty payments over the 20-year term of the agreement. In November 2007, the common stock of the merged companies began trading on the OTC bulletin board. On March 5, 2008, Velcera announced that it had received notice from Novartis Animal Health that it was terminating the agreement, without cause. On October 17, 2008, Velcera announced that it had filed a Form 15 with the SEC, as a result of which Velcera’s obligation to file reports with the SEC has terminated. On August 24, 2009, the Company issued a press release to announce that it received a milestone payment of approximately $150,000 from Velcera, Inc. relating to its license agreement. On March 5, 2010, the Company received another milestone payment of $62,500. These milestone payments resulted from Velcera’s global licensing agreement for the first canine pain management product delivered in a transmucosal mist form.

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

NOTE 10 – OTHER INCOME

FASB ASC 815-40-15 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining the appropriate accounting treatment. ASC 815-40-15 was effective as of the beginning of our 2009 fiscal year. The adoption resulted in an adjustment to opening accumulated deficit for fiscal year 2009 in the amount of $360,000 to account for the reclassification of the fair value of certain outstanding warrants from stockholders’ deficiency to liability. The warrants affected by the adoption expired during the first quarter of 2009 and, as a result, the fair value of the warrant liability was reduced to zero as of the end of the reporting period.

NOTE 11– NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, an accounting standard update was issued to provide guidance on defining a milestone and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions.  Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive and must be considered substantive in its entirety. The amendments in this update will be effective prospectively for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010, with early adoption permitted.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. The discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Part II; Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward looking statements.

GENERAL

NovaDel Pharma Inc. is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed drugs.  Our proprietary technology offers, in comparison to conventional oral dosage forms, the potential for faster absorption of drugs into the bloodstream leading to quicker onset of therapeutic effects and possibly lower doses.  Oral sprays eliminate the requirement for water or the need to swallow, potentially improving patient convenience and compliance. Our oral spray technology is focused on addressing unmet medical needs for a broad array of existing and future pharmaceutical products.  Our most advanced oral spray candidates target angina, nausea, insomnia, migraine headaches and disorders of the central nervous system. We plan to develop these and other products independently and through collaborative arrangements with pharmaceutical and biotechnology companies. Currently, we have nine patents which have been issued in the U.S. and 52 patents which have been issued outside of the U.S. Additionally, we have over 60 patents pending around the world. We look for drug compounds that are off patent or are coming off patent in the near future, and we formulate these compounds in conjunction with our proprietary drug delivery method. Once formulated, we file for new patent applications on these formulated compounds that comprise our product candidates.  Our patent portfolio includes patents and patent applications with claims directed to the pharmaceutical formulations, methods of use and methods of manufacturing for our product candidates.

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

We have had a history of recurring losses, giving rise to an accumulated deficit as of March 31, 2010 of $84.1 million, as compared to $82.8 million as of December 31, 2009. We have had cash flow from operating activities of $102,000 and $(1,575,000) for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, we had negative working capital of $978,000 which includes a derivative liability of $913,000 as compared to $495,000 as of December 31, 2009, the net decrease in working capital of approximately $483,000 is primarily related to the derivative liability recorded as of March 31, 2010 offset by the December 31, 2009 conversion of the outstanding convertible debt, liquidated damages notes and associated accrued interest and proceeds from the sale of common stock.

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

Our audited financial statements for the year ended December 31, 2009 were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that have been generated from our financing transactions and our licensing transactions and any additional potential cash inflows that may be received during 2010 and 2011 will improve our ability to continue our operations as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Highlights for the three months ended March 31, 2010, and additionally through the date of filing of this Quarterly Report on Form 10-Q, include the following:

•
Announced that on March 31, 2010, we would receive approximately $1.5 million in gross proceeds from our registered direct offering (the “Offering”) of 9,100,001 shares of common stock, par value $0.001 per share (the “Common Shares”), at a price of $0.165 per share. The investors received five-year warrants (the “Series A Warrants”) to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants (the “Series B Warrants,” together with the Common Shares and the Series A Warrants, the “Securities”) to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. As of March 31, 2010, we recorded net proceeds of $551,000 and a note receivable of $800,000 which cash proceeds were subsequently recorded on April 15, 2010, relating to the Offering. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants. The Offering closed on March 31, 2010 and we sold the Securities pursuant to an effective registration statement.

•
During the three months ended March 31, 2010 we received net proceeds of $191,000 from Seaside 88, LP for the sale of our common stock. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP.

•
On March 5, 2010 we received a milestone payment of $62,500 from Velcera. This milestone payment resulted from Velcera’s global licensing agreement for the first canine pain management product delivered in a transmucosal mist form.

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

NitroMist™ (nitroglycerin lingual aerosol). This product is indicated for acute relief of an attack or acute prophylaxis of angina pectoris due to coronary artery disease, and was approved by the FDA in November 2006.  Previously, this product was partnered with Par Pharmaceutical, Inc., or Par; however, on August 1, 2007, we announced that Par returned the rights to NitroMist™ to us as part of Par's strategy to concentrate its resources on supportive care in AIDS and oncology markets. Our former contract manufacturer for NitroMist™, INyX Pharma, filed for protection under the Chapter 11 bankruptcy laws in 2007, and ceased operations at its facility in Puerto Rico where our product was to be manufactured during 2008.  As a result, we selected an alternative contract manufacturer, DPT Laboratories, and are in the process of transferring manufacturing operations to DPT. On October 27, 2009, the Company entered into a licensing and distribution agreement with privately-held Mist Acquisition, LLC (“Mist”) to manufacture and commercialize the NitroMist™ lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, Mist paid a $1,000,000 licensing fee upon execution of the agreement, milestone payments totaling an additional $1,000,000 over the next twelve months and ongoing performance payments of up to seventeen percent (17%) of net sales. In addition, Mist will assume the activities and costs necessary for the completion of the product transfer to DPT Laboratories.

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

Development is in progress for a formulation to be used in future clinical trials to begin in the second quarter 2010, with a development plan that would deliver a FDA approved product available for launch in the second quarter of 2012.

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

Veterinary.  Our veterinary initiatives are being carried out largely by our partner, Velcera, Inc., or Velcera.  In June 2007, Velcera announced that it had entered into a global license and development agreement with Novartis Animal Health.  The agreement calls for Novartis Animal Health to develop, register and commercialize a novel canine product utilizing Velcera’s Promist™ platform, which is based on our patented oral spray technology.  On March 5, 2008, Velcera announced that it had received notice from Novartis that it was terminating the agreement without cause.  On August 24, 2009, we issued a press release to announce that we received a milestone payment of approximately $150,000 from Velcera, Inc. relating to our License and Development agreement dated June 22, 2004. This milestone payment resulted from Velcera’s announced global licensing agreement for the first canine pain management product delivered in a transmucosal mist form. On March 5, 2010 the Company received another milestone payment of $62,500. These milestone payments resulted from Velcera’s global licensing agreement for the first canine pain management product delivered in a transmucosal mist form.

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

CASH AND CASH EQUIVALENTS – Cash equivalents consist of money market instruments with original maturities of three months or less when purchased. We maintain our cash and cash equivalents with several financial institutions.  Deposits held with banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and are maintained with high quality financial institutions, therefore reducing credit risk.

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

DEFERRED FINANCING COSTS – We capitalize the costs related to the issuance of our convertible notes, and amortize such deferred costs to interest expense on a straight-line basis over the life of the related notes. We capitalized approximately $238,000 of deferred financing costs associated with the issuance of our convertible notes during 2008. We amortized approximately $22,000 to expense during the three months ended March 31, 2009.

WARRANTS ISSUED WITH FINANCING – The value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible notes are determined by allocating an appropriate portion of the proceeds received from the debt instruments to the debt and warrants based on their relative fair value, which was determined using the Black-Scholes model.  The Company adopted Accounting Standards Codification (“ASC”) 815-40-15 on January 1, 2009.  ASC 815-40-15 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  The adoption of ASC 815-40-15 resulted in an adjustment to opening accumulated deficit in the amount of $360,000 to reclassify the fair value of certain outstanding warrants from stockholders’ deficiency to liability.  The warrants affected expired during the first quarter of 2009 and, as a result, the fair value of the warrant liability was reduced to zero and recognition of Other Income of $360,000 at the end of the reporting period.  Relating to the March 31, 2010 equity financing, the Company also issued Series A and B warrants that provide for a possible adjustment in exercise price for subsequent stock issuances.  The Company estimated the fair value of the Warrants as of March 31, 2010 to be $913,000 and recorded a liability and corresponding reduction in additional paid in capital. Two classes of warrants were issued; Series A warrants totaling 4,550,001 with a term of 5 years and Series B warrants totaling 3,033,334 with a term of 0.5 years.  The exercise price for both the Series A and B warrants are $0.25, subject to adjustment.  In accordance with this pronouncement the Company estimated the fair value of the related warrants to purchase shares of the Company’s common stock at $755,992 and $156,719, respectively.  As of March 31, 2010 the fair values of these derivatives totaled $913,000 and are recorded in the accompanying condensed balance sheet as of March 31, 2010 as derivative liability.

VALUATION OF LONG-LIVED ASSETS – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our long-lived assets as of March 31, 2010 were represented by property and equipment, as we have no intangible assets on our balance sheet. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant decrease in the market value of the assets.

The impairment test is based upon a comparison of the estimated undiscounted cash flows to the carrying value of the long-lived assets. If we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management’s best estimate using appropriate assumptions and projections at that time. Net long-lived property and equipment as of March 31, 2010 was $298,000. We reviewed our long-lived property and equipment as of March 31, 2010 and have determined that their estimated fair value exceeds the carrying amount of such assets; therefore, we have not recognized an impairment loss for our long-lived property and equipment.

STOCK-BASED COMPENSATION –The Company calculates the fair value of stock based compensation using the Black-Scholes method. Stock based compensation costs are recorded as earned for all unvested stock options outstanding. The charge is being recognized in research and development and consulting, selling, general and administrative expenses over the remaining service period after the adoption date based on the original estimate of fair value of the options as of the grant date.  We recorded share-based compensation expense of $205,000 for the three months ended March 31, 2010 and $149,000  for the three months ended March 31, 2009. We will continue to incur share-based compensation charges in future periods. As of March 31, 2010, unamortized share-based compensation expense of $664,700 remains to be recognized, which is comprised of $394,600 related to non-performance based stock options to be recognized over a weighted average period of 1.5 years, $104,500 related to restricted stock to be recognized over a weighted average period of 1.1 years, and $165,600 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

We used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants of all stock options in the respective periods:

	Three Months Ended
	March 31, 2010	March 31, 2009

Expected volatility	—	83%
Dividend yield	—	0%
Expected term (years)	—	3.06
Risk-free interest rate	—	1.7%

The above table represents the weighted-average assumptions for all stock options granted during the three months ended March 31, 2009.  The Company did not grant any stock options during the three months ended March 31, 2010.

Expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. We are utilizing a 5% forfeiture rate, which we believe is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised. No options were exercised during the three months ended March 31, 2010 or March 31, 2009.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred.

NEW ACCOUNTING PRONOUNCEMENTS – In April 2010, an accounting standard update was issued to provide guidance on defining a milestone and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions.  Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive and must be considered substantive in its entirety. The amendments in this update will be effective prospectively for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010, with early adoption permitted.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

License fees and milestone fees earned for the three months ended March 31, 2010 were $129,000 as compared to $66,000 for the three months ended March 31, 2009.  Increase was due to a milestone payment received from Velcera.

Research and development expenses for the three months ended March 31, 2010 were $447,000 as compared to $826,000 for the three months ended March 31, 2009.  Research and development costs consist primarily of salaries and benefits, contractor and consulting fees, clinical drug supplies of preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs. Below is a summary of our research and development expenses for the three months ended March 31, 2010 and March 31, 2009.

	Three Months Ended
	March 31, 2010	March 31, 2009
NitroMist™	$—	$85,000
Zolpimist™	64,000	69,000
Sumatriptan	—	170,000
Zensana™	—	5,000
Duromist™	96,000	—
Other research and development costs	134,000	78,000
Internal costs	153,000	419,000
Total research and development expenses	$447,000	$826,000

In the preceding table, research and development expenses are set forth in the following categories:

•
NitroMist™, Zolpimist™, Sumatriptan and Duromist™ - third-party direct project expenses relating to the development of the respective product candidates. The majority of our research and development resources were devoted to Zolpimist™ and Duromist™.  We have significantly reduced clinical development activities on our product candidate pipeline since the fourth quarter 2007 and continuing into 2010. We have initiated clinical activity on Duromist™ and plan to expand project activity however we believe that we will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities;

•
Zensana™ - third-party direct project expenses relating to the development of Zensana™. As our partner for the Zensana™, Par, is overseeing all clinical development and regulatory approval activities, we do not expect to devote a significant amount of resources to this product candidate;

•	Other research and development costs – direct expenses not attributable to a specific product candidate; and

•	Internal costs – costs related primarily to personnel and overhead. We do not allocate these expenses to specific product candidates as these costs relate to all research and development activities.

Research and development expenses in the three months ended March 31, 2010 decreased primarily as a result of the following items:

•	$85,000 decrease in costs associated with our NitroMist™ product as in the three months ended March 31, 2010 due to the product licensed in Q4 2009;

•	$5,000 decrease in product development costs for our Zolpimist™ product in the three months ended March 31, 2010 due to the product licensed in Q4 2009;

•	$170,000 decrease in product development costs for our Sumatriptan product candidate, due to delayed activity on this project;

•	$96,000 increase in product development costs for our Duromist™ product candidate as development activities were initiated during Q1 2010;

•	$266,000 decrease in internal costs is due to restructuring activities, new office facility and reduced headcount.

Consulting, selling, general and administrative expenses for the three months ended March 31, 2010 were $974,000 as compared to $1,258,000 for the three months ended March 31, 2009.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, recruitment expenses, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to the Company’s employee-related costs due to decrease in headcount and relocation of facilities.

Primarily as a result of the factors described above, total expenses for the three months ended March 31, 2010 were $1,421,000, as compared to $2,084,000 for the three months ended March 31, 2010.

The resulting net loss for the three months ended March 31, 2010 was $1,292,000 as compared to $2,139,000 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, our principal sources of capital have been consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of March 31, 2010 of $84,058,000, as compared to $82,766,000 as of December 31, 2009. We have had cash flow provided by (used in) operating activities of $102,000 and $(1,575,000) for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we had working capital deficiency of $978,000 which includes a derivative liability of $913,000, as compared to working capital deficiency of $495,000 as of December 31, 2009, representing a net decrease in working capital of approximately $483,000.

Net cash provided by (used in) operating activities was $102,000 for the three months ended March 31, 2010, as compared to $(1,575,000) for the three months ended March 31, 2009.  The increase was primarily due to the $1,057,000 received in first quarter 2010 from the sale of net operating losses in the prior quarter and overall reduction in expenses. Net cash flows provided by financing and investing activities were $882,000 for the three months ended March 31, 2010, primarily due to net proceeds received relating to issuance of common stock during the first quarter 2010.

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

We received $1,475,000 in gross proceeds on May 30, 2008 from the Initial Closing of a convertible note financing with certain funds affiliated with ProQuest, and received $2,525,000 in gross proceeds on October 17, 2008 from the Subsequent Closing of such convertible note financing. The convertible notes issued in the Initial Closing matured on November 30, 2008 and, in the Subsequent Closing, on April 17, 2009. On April 29, 2009, we remitted $1,000,000 to ProQuest against the $4,000,000 of convertible notes issued during 2008. On December 31, 2009, we entered into an amendment agreement with ProQuest to convert the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued interest, in an aggregate amount equal to $3,657,000 to 23,237,083 shares of our common stock.

We entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share. We have received $1,255,000 in gross proceeds for the closings that have occurred through March 31, 2010. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP.

On March 5, 2010, we received a milestone payment of $62,500 and on August 24, 2009, we received a milestone payment of approximately $150,000 from Velcera, Inc. relating to our License and Development agreement dated June 22, 2004. These milestone payments resulted from Velcera’s recently announced global licensing agreement for the first canine pain management product delivered in a transmucosal mist form.

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

On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture our ZolpiMist™ in the United States and Canada. ZolpiMist™ is our oral spray formulation of zolpidem tartrate, which was approved by the FDA in December of 2008. Under the terms of the agreement, ECR paid us $3,000,000 upon the execution of the agreement and ongoing performance payments of up to 15% of net sales on branded products and a lesser percent of net sales on authorized generic products, subject to the terms of the agreement. A performance milestone will be due us if net sales reach a certain level. We have an opportunity to co-promote zolpidem tartrate oral spray in the United States and Canada with ECR’s consent, and retain commercialization rights for all other territories. ECR will assume responsibility for manufacturing the product for commercialization in the United States and Canada, including any activities required from the date of the agreement. The agreement contains customary termination provisions.  In addition, the agreement may be terminated by ECR for any reason upon written notice to us, which will be effective 180 days from the date of receipt of such notice, provided that ECR may not terminate until the second anniversary after the first commercial sale of ZolpiMist™ by ECR or its affiliates.

On March 31, 2010, we announced that we would receive approximately $1.5 million in gross proceeds in a registered direct offering (the “Offering”) of 9,100,001 shares of common stock, par value $0.001 per share (the “Common Shares”), at a price of $0.165 per share. The investors also received five-year warrants (the “Series A Warrants”) to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants (the “Series B Warrants,” together with the Common Shares and the Series A Warrants, the “Securities”) to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. As of March 31, 2010, we recorded net proceeds of $551,000 and a note receivable of $800,000 which cash proceeds were subsequently received on April 15, 2010, relating to the Offering. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants. The Offering closed on March 31, 2010 and we sold the Securities pursuant to an effective registration statement.

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

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate to our operating leases, employment agreements, consulting agreements, and license agreements with our strategic partners. As previously disclosed, our Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer effective January 1, 2010 and Mr. Ratoff will continue to serve as Interim Chief Financial Officer. Additionally, beginning February 1, 2010, we entered into a one (1) year lease agreement with Regus Management Group LLC for approximately 5,000 square feet of office space in Bridgewater, New Jersey.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures or controls and other procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2010. Based on this evaluation, our chief executive officer and interim chief financial officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significantly reduced clinical development activities on our product candidate pipeline since the fourth quarter 2007 and continuing through the first quarter of 2010, limiting our expenditures primarily to Nitromist™, Zolpimist™ and recently on Duromist™. During the first quarter 2010, we have initiated product development of Duromist™, an oral spray of sildenafil citrate, for the treatment of erectile dysfunction. We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing, to complete the development of this product and other products in our product development pipeline.

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

On March 31, 2010, we announced we would receive approximately $1.5 million in gross proceeds from our registered direct offering (the “Offering”) of 9,100,001 shares of common stock, par value $0.001 per share (the “Common Shares”), at a price of $0.165 per share. The investors received five-year warrants (the “Series A Warrants”) to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants (the “Series B Warrants,” together with the Common Shares and the Series A Warrants, the “Securities”) to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. As of March 31, 2010, we recorded net proceeds of $551,000 and a note receivable of $800,000 which was subsequently received on April 15, 2010, relating to the Offering. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants. The Offering closed on March 31, 2010 and we sold the Securities pursuant to an effective registration statement.

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

Although we have significantly reduced clinical development activities on our product candidate pipeline since the fourth quarter 2007 and continuing through the first quarter of 2010, we have limited our expenditures primarily to Nitromist™, Zolpimist™ and recently on Duromist™. During the first quarter 2010, we have initiated product development of Duromist™, an oral spray of sildenafil citrate, for the treatment of erectile dysfunction. We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing, to complete the development of this product and other products in our product development pipeline. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities;

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

We had an accumulated deficit as of March 31, 2010 of approximately $84,058,000. We incurred losses in each of our last ten fiscal years, including net losses of approximately $1,292,000 for the three months ended March 31, 2010, $7,577,000 for the year ended December 31, 2009, $9,586,000 for the year ended December 31, 2008, and $16,963,000 for the year ended December 31, 2007. Additionally, we have reported negative cash flows from operations of approximately $573,000 for the three months ended March 31, 2010, $1,578,000 for the year ended December 31, 2009, $5,533,000 for the year ended December 31, 2008, and $15,240,000 for the year ended December 31, 2007. We anticipate that, even with our limited research and development activities, we could incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

As of May 1, 2010, ProQuest, a significant stockholder, directly and indirectly, of us, beneficially owns approximately 43.8% of our outstanding common stock (assuming full exercise of certain warrants held by ProQuest). As such, ProQuest may be deemed to be our affiliate. Mr. Steven B. Ratoff, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, has served as a venture partner with ProQuest since December 2004, although he has no authority for investment decisions by ProQuest.

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are the development of obtaining regulatory approvals for and licensing our product candidates. We anticipate that marketing activities by our licensees for our two approved products will not begin until the second half of 2010.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the Securities and Exchange Commission, or SEC, and NYSE Amex, or NYSE Amex rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our recent efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment requires the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our Board members, Chief Executive Officer and Interim Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

LEGISLATIVE OR REGULATORY REFORM OF THE HEALTHCARE SYSTEM MAY AFFECT OUR ABILITY TO SELL OUR CURRENT AND FUTURE PRODUCTS PROFITABLY.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our current and future products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2011), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2010). Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional change could be made to governmental healthcare programs that could significantly impact the success of our current and future products, and we could be adversely affected by current and future health care reforms.

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

EVEN IF WE OBTAIN PATENTS TO PROTECT OUR PRODUCTS, THOSE PATENTS MAY NOT BE SUFFICIENTLY BROAD AND OTHERS COULD COMPETE WITH US.

We, and the parties licensing technologies to us, have filed various U.S. and foreign patent applications with respect to the products and technologies under our development, and the USPTO and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. Currently, we have nine patents which have been issued in the U.S. and 52 patents which have been issued outside of the U.S. Additionally, we have over 60 patents pending around the world. Our pending patent applications, those we may file in the future and those we may license from third parties, may not result in the USPTO or any foreign patent office issuing patents. Also, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against competitors.

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

As of March 31, 2010, our net worth position was a deficit of $4,799,000 and as of December 31, 2009, our net worth position was a deficit of $4,341,000.

WE ARE INFLUENCED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of May 1, 2010, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 45.0% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, ProQuest has the ability to exert significant influence over matters submitted to our stockholders for approval. Such positions may discourage or prevent any proposed takeover of us, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices. Our directors, executive officers and principal stockholders may influence corporate actions, including influencing elections of directors and significant corporate events.

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

Our common stock is currently listed for trading on the OTCBB under the symbol “NVDL.OB” and was previously traded on the NYSE Amex LLC from May 11, 2004 to December 23, 2009.  During the twelve-month period ended March 31, 2010, the closing price of our common stock has ranged from $0.12 to $0.42. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the twelve-month period ended March 31, 2010, the average daily trading volume in our common stock was approximately 392,167 shares. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of May 1, 2010, there were 98,383,000 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of May 1, 2010, we had outstanding stock options and warrants to purchase approximately 32.2 million shares of common stock, the exercise prices of which range between $0.17 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.

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

The following table provides an overview of our stock options and corresponding plans, as of May 1, 2010:

Plan	Shares Authorized	Options Outstanding at May 1, 2010	Remaining Shares Available for Issuance	Comments
1992 Stock Option Plan	500,000	40,000	—	Plan Closed
1997 Stock Option Plan	500,000	50,000	—	Plan Closed
1998 Stock Option Plan	3,400,000	3,045,000	60,000	—
2006 Equity Incentive Plan	6,000,000	4,354,000	1,081,000	—
Non-Plan	n/a	581,000		—
Total	10,400,000	8,070, 000	1,141,000

As of May 1, 2010, there are 3,045,000 and 4,354,000 options outstanding under the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, respectively.  As a result, as of May 1, 2010, 60,000 and 1,081,000 shares remain available for issuance under the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, respectively.

To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution.

In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

See “Risk Factors - Our Additional Financing Requirements Could Result In DilutionTo Existing Stockholders” included herein. The exercise of the outstanding derivative securities will reduce the percentage of common stock held by our stockholders in relation to our aggregate outstanding capital stock. Further, the terms on which we could obtain additional capital during the life of the derivative securities may be adversely affected, and it should be expected that the holders of the derivative securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such derivative securities. As a result, any issuance of additional shares of our common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

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

On March 31, 2010, we announced we would receive approximately $1.5 million in gross proceeds from our registered direct offering (the “Offering”) of 9,100,001 shares of common stock, par value $0.001 per share (the “Common Shares”), at a price of $0.165 per share. The investors received five-year warrants (the “Series A Warrants”) to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants (the “Series B Warrants,” together with the Common Shares and the Series A Warrants, the “Securities”) to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. As of March 31, 2010, we recorded net proceeds of $551,000 and a note receivable of $800,000 which was subsequently received on April 15, 2010, relating to the Offering. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants. The Offering closed on March 31, 2010 and we sold the Securities pursuant to an effective registration statement.

On July 16, 2009, we received approval from the NYSE Amex LLC to issue up to 12,000,000 shares over the next twelve (12) months. We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share. The Company received net proceeds of $1,183,000 thru March 31, 2010 of which $191,100 was received for the three months ended March 31, 2010. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP.

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

As of May 1, 2010, we have 98,383,000 shares of common stock issued and outstanding and approximately 28.1 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

1.1	Placement Agent Agreement, dated as of March 31, 2010, between NovaDel Pharma Inc. and Chardan Markets, LLC as placement agent.	Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 31, 2010.

4.1	Form of Series A Warrants.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 31, 2010.

4.2	Form of Series B Warrants.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 31, 2010.

10.1	Securities Purchase Agreement, dated March 31, 2010, among NovaDel Pharma Inc. and the investors set forth therein.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2010.

10.2	Termination Agreement, dated as of March 26, 2010, between NovaDel Pharma Inc. and Seaside 88, LP.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2010.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the President, Chief Executive Officer and Interim Chief Financial Officer under 18 USC 1350, Section 1330 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: May 17, 2010	By:	/s/ STEVEN B. RATOFF
Steven B. Ratoff
President, Chief Executive Officer and Interim Chief Financial Officer
(principal executive officer) (principal financial officer)