Form 10-Q
period 2010-06-30
NOVADEL PHARMA INC
filed 2010-08-16
CIK 1043873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 1, 2010, the issuer had 98,383,458 shares of common stock, $0.001 par value, outstanding.

NOVADEL PHARMA INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NOVADEL PHARMA INC.
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	June 30, 2010	December 31, 2009
Current Assets:	(unaudited)	(Note 1)
Cash and cash equivalents	$3,117,000	$2,663,000
Prepaid expenses and other current assets	252,000	1,430,000
Total Current Assets	3,369,000	4,093,000

Property and equipment, net	272,000	324,000
Other assets	7,000	36,000

Total Assets	$3,648,000	$4,453,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$329,000	$195,000
Accrued expenses and other current liabilities	87,000	117,000
Derivative liability	732,000	—
Current portion of deferred revenue	4,266,000	4,266,000
Current portion of capital lease obligations	—	10,000
Total Current Liabilities	5,414,000	4,588,000

Non-current portion of deferred revenue	4,069,000	4,202,000
Non-current portion of capital lease obligations	—	4,000

Total Liabilities	9,483,000	8,794,000

Commitments and contingencies

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
Authorized 200,000,000 shares, Issued 98,383,458 and 88,343,457 shares at June 30, 2010 and December 31, 2009, respectively	99,000	89,000
Additional paid-in capital	79,256,000	78,342,000
Accumulated deficit	(85,184,000)	(82,766,000)
Less: treasury stock, at cost, 3,012 shares	(6,000)	(6,000)
Total Stockholders’ Deficiency	(5,835,000)	(4,341,000)

Total Liabilities and Stockholders’ Deficiency	$3,648,000	$4,453,000

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2010 AND JUNE 30, 2009
 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
License fees and milestone fees earned	$66,000	$67,000	$195,000	$133,000

Research and development expenses	559,000	624,000	1,006,000	1,450,000
General and administrative expenses	813,000	936,000	1,787,000	2,194,000

Total expenses	1,372,000	1,560,000	2,793,000	3,644,000

Loss from operations	(1,306,000)	(1,493,000)	(2,598,000)	(3,511,000)

Other income / (expense):
Derivative liability valuation adjustment	181,000	—	181,000	360,000
Loss on sale of fixed assets	—	(59,000)	—	(59,000)
Interest expense	(1,000)	(150,000)	(1,000)	(636,000)
Interest income	—	1,000	—	6,000

Net loss	$(1,126,000)	$(1,701,000)	$(2,418,000)	$(3,840,000)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.06)

Weighted average common shares outstanding – basic and diluted	97,918,458	60,081,374	93,194,701	59,987,277

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficiency
Balance, December 31, 2009	88,343,457	$89,000	$78,342,000	$(82,766,000)	$(6,000)	$(4,341,000)
Share-based compensation expense	—	—	323,000	—	—	323,000
Restricted stock cancelled	(60,000)	—	—	—	—	—
Issuance of Common Stock	10,100,001	10,000	591,000	—	—	601,000
Net loss	—	—	—	(2,418,000)	—	(2,418,000)

Balance, June 30, 2010	98,383,458	$99,000	$79,256,000	$(85,184,000)	$(6,000)	$(5,835,000)

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,418,000)	$(3,840,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	323,000	153,000
Expiration of warrants	—	(360,000)
Amortization of debt discount and deferred financing fees	—	428,000
Depreciation and amortization	52,000	201,000
Change in derivative liability fair value	(181,000)	—
Loss on disposition of fixed assets	—	59,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,178,000	570,000
Other assets	12,000	227,000
Accounts payable	134,000	(328,000)
Accrued expenses and other current liabilities	(30,000)	235,000
Deferred revenue	(133,000)	(133,000)
Net cash used in operating activities	(1,063,000)	(2,788,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of lease deposits	17,000	—
Proceeds from sale of fixed assets	—	41,000
Net cash provided by investing activities	17,000	41,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	1,514,000	—
Payments of capital lease obligations	(14,000)	—
Payments of convertible note obligation	—	(1,000,000)
Payments of capital lease obligations	—	(88,000)
Net cash provided by (used in) financing activities	1,500,000	(1,088,000)
Net Increase (Decrease) in Cash and Cash Equivalents	454,000	(3,835,000)
Cash and cash equivalents, Beginning of the Period	2,663,000	4,328,000

Cash and cash equivalents, End of the Period	$3,117,000	$493,000

Supplemental Disclosure of Cash Paid for Interest	$1,000	—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Derivative liability	$913,000	—

See accompanying notes to condensed financial statements.

NOVADEL PHARMA INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results and cash flows for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The December 31, 2009 condensed balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America and included in the Form 10-K filing.  References in this report to “NovaDel,” “Company,” “we,” “us,” and “our” refer to NovaDel Pharma Inc.

NOTE 2 – The Company

NovaDel Pharma Inc. is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed drugs.  The Company’s proprietary technology offers, in comparison to conventional oral dosage forms, the potential for faster absorption of drugs into the bloodstream leading to quicker onset of therapeutic effects and possibly reduced first pass liver metabolism, which may result in lower doses.  Oral sprays eliminate the requirement for water or the need to swallow, potentially improving patient convenience and adherence.  The Company’s oral spray technology is focused on addressing unmet medical needs for a broad array of existing and future pharmaceutical products targeting angina, insomnia, erectile dysfunction, nausea, migraine headache and disorders of the central nervous system.

NOTE 3 – Liquidity and Going Concern

As of June 30, 2010, we had cash and cash equivalents of $3.1 million, negative working capital of $2.0 million, and an accumulated deficit was $85.2 million.  Based on our operating plan, we expect that our existing cash and cash equivalents, along with the milestone payments we expect to receive under our existing license agreements, will fund our operations only through December 31, 2010.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Our management plans to address the expected shortfall of working capital by securing additional funding through equity financings, strategic alternatives or similar agreements.  There can be no assurance that we will be able to obtain any sources of funding.  If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures.

NOTE 4 – Common Stock Issuance

On July 17, 2009, the Company entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP would purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing was greater than or equal to the stated floor price of $0.25 per share. The Company received net proceeds of $1,183,000 through March 31, 2010 of which $191,000 was received for 1,000,000 shares during the three months ended March 31, 2010.  On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP.

On March 31, 2010, the Company announced it would receive approximately $1.5 million in gross proceeds from its registered direct offering (the “Offering”) of 9,100,001 shares of common stock, par value $0.001 per share (the “Common Shares”), at a price of $0.165 per share. The investors received five-year warrants (the “Series A Warrants”) to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants (the “Series B Warrants,” together with the Common Shares and the Series A Warrants, the “Securities”) to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants (See Note 5). The Offering closed on March 31, 2010 and the Company sold the Securities pursuant to an effective registration statement. As of June 30, 2010, the Company recorded net proceeds of $1,323,000 relating to the Offering.

NOTE 5 – Derivative Liability

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives.  These requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that the Series A and Series B Warrants contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were treated as derivative liabilities.

The Company estimated the fair value of the Series A and Series B Warrants as of March 31, 2010 to be $913,000 by recording a corresponding reduction in additional paid-in capital. The Series A Warrants have a term of 5 years and the Series B Warrants have a term of 0.5 years.  The exercise price for the Series A and B Warrants are $0.25 per share.  In accordance with this pronouncement, the Company estimated the fair value of the Series A and Series B Warrants at $756,000 and $157,000, respectively, as of March 31, 2010.  As of June 30, 2010, the fair value of these derivatives was $732,000 resulting in a reduction in the derivative liability and a corresponding recognition of $181,000 in other income.   All of the Series A and Series B Warrants are outstanding as of June 30, 2010.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of these derivative instruments. The Company considers them to be Level 2 type instruments in accordance with ASC 820-10 - Fair Value Measurements and Disclosures as the inputs used to estimate their value are observable either directly or indirectly. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the remaining contractual term of the instruments. The expected volatility assumptions were based upon the historical volatility of the Company’s common stock. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected term assumptions were based upon the remaining contractual terms of these instruments.  The assumptions used in the March 31, 2010 fair value measurement are as follows:

	Series A Warrants	Series B Warrants

Discount Rate	2.55%	0.24%
Volatility	140%	131%
Expected Term	5 years	0.5 years
Dividend Yield	0%	0%

The assumptions used in the June 30, 2010 fair value measurement are as follows:

	Series A Warrants	Series B Warrants

Discount Rate	2.00%	2.00%
Volatility	113%	113%
Expected Term	4.75 years	0.25 years
Dividend Yield	0%	0%

NOTE 6 – Stock Based Compensation

The Company recorded share-based compensation expense of $118,000 and $323,000 for the three and six months ended June 30, 2010 and $4,000 and $153,000 for the three and six months ended June 30, 2009, respectively. We will continue to incur share-based compensation charges in future periods. As of June 30, 2010, unamortized share-based compensation expense of $596,000 remains to be recognized, which is comprised of $388,000 related to non-performance based stock options to be recognized over a weighted average period of 1.5 years, $42,000 related to restricted stock to be recognized over a weighted average period of 0.6 years, and $166,000 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.  No options were exercised during the three and six months ended June 30, 2010 or June 30, 2009.

During the six months ended June 30, 2010 and 2009, employees and non-employee directors of the Company were granted stock options under our 2006 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

June 30, 2010	900,000	$0.19	$0.13
June 30, 2009	2,362,500	$0.31	$0.18

NOTE 7 – Loss Per Share

The Company’s basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share is the same as basic loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants, and from the conversion of the convertible notes, would have an anti-dilutive effect because the Company incurred a net loss during each period presented. As of June 30, 2010 and 2009, there were 36.5 million and 44.0 million common shares, respectively, issuable upon exercise of options and warrants, the vesting of non-vested restricted common stock, and the conversion of the convertible notes, which were excluded from the diluted loss per share computation.

NOTE 8 – Related Party Transactions

In September 2006, the Company’s Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement was on a month-to-month basis and has compensated Mr. Ratoff at a rate of between $10,000 and $17,500 per month depending upon the amount of his involvement at the Company through December 2009. In January 2010, the Company’s Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer effective January 1, 2010, and the Company and Mr. Ratoff entered into an employment agreement in connection therewith.

Additionally, Mr. Ratoff is a private investor in, and since December 2004 has served as a venture partner with, ProQuest Investments, a stockholder which is known to own approximately 35% of the common stock of the Company.  In March 2010, ProQuest Investments participated in the Offering.  As of June 30, 2010, ProQuest Investments owns 34.4 million shares of Company stock, which includes 4.8 million shares acquired in the Offering.

NOTE 9 – Deferred Revenue from Licensing Agreements

As of June 30, 2010, the Company has the following deferred revenue from licensing agreements:

	Total	Current	Non Current
ECR Pharmaceuticals Company, Inc.	$3,000,000	$3,000,000	$-
Mist Acquisition LLC	1,000,000	1,000,000	-
BioAlliance	2,673,000	154,000	2,519,000
Velcera	1,067,000	75,000	992,000
Other	595,000	37,000	558,000
Total	$8,335,000	$4,266,000	$4,069,000

ECR Pharmaceuticals Company, Inc. - On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture Zolpimist™ in the United States and Canada. Under the terms of the agreement, we received a $3,000,000 licensing fee from ECR upon execution of the agreement.  We anticipate the licensing fee will be recognized in full in the current calendar year.

Mist Acquisition, LLC - On October 27, 2009, we entered into a licensing agreement to manufacture and commercialize the NitroMist® lingual spray version of nitroglycerine in the United States, Canada and Mexico. Under terms of the agreement, Mist paid us a $1,000,000 licensing fee upon execution of the agreement. We anticipate the licensing fee will be recognized in full in the current calendar year.

BioAlliance - On May 19, 2008, the Company and BioAlliance Pharma SA or BioAlliance, entered into an agreement where BioAlliance acquired the European rights for NovaDel’s Ondansetron oral spray. Under the terms of the agreement, BioAlliance paid NovaDel a license fee of $3,000,000 upon closing and this fee is being recognized in income over the nineteen and one half-years term of the agreement.

Velcera - In June 2004, the Company entered into a 20-year worldwide exclusive license agreement with Velcera, a veterinary company. The license agreement is for the exclusive rights to the Company’s propriety oral spray technology in animals. In September 2004, the Company received $1,500,000 from Velcera as an upfront payment in connection with the commercialization agreement. The upfront payment has been included in deferred revenue and is being recognized in income over the 20-year term of the agreement.

NOTE 10 – Commitments and Contingencies

Our major outstanding contractual obligations relate to our operating leases, employment agreements, consulting agreements, and license agreements with our strategic partners. As previously disclosed, our Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer effective January 1, 2010 and Mr. Ratoff  also served as Interim Chief Financial Officer until June 2010, when we appointed Mr. Craig Johnson as Senior Vice President, Chief Financial Officer and Secretary. In connection with Mr. Johnson’s appointment, we entered into an Employment Agreement to compensate Mr. Johnson. Additionally, beginning February 1, 2010, we entered into a one (1) year lease agreement with Regus Management Group LLC for approximately 1,000 square feet of office space in Bridgewater, New Jersey.

NOTE 11– New Accounting Pronouncement

In April 2010, an accounting standard update was issued to provide guidance on defining a milestone and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions.  Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive and must be considered substantive in its entirety. The amendments in this update were adopted by the Company during the three months ended June 30, 2010.  The adoption did not have a significant impact on the Company’s financial statements or disclosures.

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

Overview

Company Overview
NovaDel Pharma Inc. is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed pharmaceutical products.  Our patented oral spray drug delivery technology seeks to improve the efficacy, safety, patient compliance and patient convenience of existing prescription pharmaceuticals.  The following table summarizes our approved products and product candidates:

	Active Ingredient or Class of Molecule	Indications	Stage of Development	Partner
Approved Products
NitroMist®	Nitroglycerin	Angina Pectoris	FDA Approved	Mist Acquisition, LLC
Zolpimist™	Zolpidem	Insomnia	FDA Approved	ECR Pharmaceuticals Co., Inc.
Product Candidates
Duromist™	Sildenafil	Erectile Dysfunction	Clinical development	-
Zensana™	Ondansetron	Nausea/Vomiting	Clinical development	Hana Biosciences/Par Pharmaceutical, Inc./BioAlliance Pharma S.A.
NVD-201	Sumatriptan	Migraine headache	Clinical development	-
NVD-301	Midazolam	Pre-Procedure Anxiety	Preclinical development	-

NitroMist®
NitroMist, our oral spray formulation of nitroglycerin, has been approved by the FDA for acute relief of an attack of angina pectoris, or acute prophylaxis of angina pectoris, due to coronary artery disease.  On October 27, 2009, we entered into a licensing and distribution agreement with Mist Acquisition, LLC, or Mist, to manufacture and commercialize NitroMist in North America.  Mist is a subsidiary of Akrimax Pharmaceuticals, LLC.  Under the terms of the agreement, we received an upfront payment of $1,000,000, and we expect to receive milestone payments totaling $1,000,000 in 2010.  We are also eligible to receive royalty payments of up to 17% of net sales.  Mist is expected to begin marketing NitroMist in late 2010.

Zolpimist™
Zolpimist, our oral spray formulation of zolpidem, has been approved by the FDA for short-term treatment of insomnia.  Zolpidem is the active ingredient in Ambien®, a leading prescription medication for the treatment of insomnia, marketed by Sanofi-Aventis.  On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc., or ECR, to manufacture and commercialize Zolpimist in the U.S. and Canada.  ECR is a subsidiary of Hi-Tech Pharmacal Co., Inc.  Under the terms of the agreement, we received an upfront payment of $3,000,000.  We are also eligible to receive royalty payments of up to 15% of net sales on branded products.  ECR is expected to begin marketing Zolpimist in late 2010.

Duromist™
Duromist, our oral spray formulation of sildenafil, is being developed for the treatment of erectile dysfunction.  Sildenafil is the active ingredient in Viagra®, a leading prescription medication for the treatment of erectile dysfunction, marketed by Pfizer.  The patent for Viagra is expected to expire in the second quarter of 2012.  We believe that an oral spray of sildenafil may afford faster onset of therapeutic action, and may allow for a lower dose compared to tablets.

The preclinical work has been completed, and a prototype formulation with satisfactory stability has been developed.  We initiated a non-IND pilot pharmacokinetic, or PK, clinical trial in healthy volunteers at the end of July 2010.  It is a randomized, crossover design trial in 24 healthy male subjects.  The trial will test three doses of sildenafil oral spray and one dose of Viagra® 25 mg tablet, and the goal is to determine the plasma levels of sildenafil over a 24 hour period comparing the PK profiles of the spray doses against the tablet.  We plan to complete clinical trials and file an NDA in 2011.

Zensana™
Zensana is our oral spray formulation of ondansetron.  Ondansetron is the active ingredient in Zofran®, a leading prescription medication for the treatment of chemotherapy-induced nausea and vomiting, marketed by GlaxoSmithKline, or GSK. On October 27, 2004, we entered into an exclusive license and development agreement with Hana Biosciences, Inc., or Hana Biosciences, to develop and market Zensana in the U.S. and Canada.  On July 31, 2007, we entered into a product development and commercialization sublicense agreement with Hana Biosciences and Par Pharmaceutical, Inc., or Par, pursuant to which Hana Biosciences granted a sublicense to Par to develop and commercialize Zensana.  Also at that time, we entered into an amended and restated license and development agreement with Hana Biosciences.  Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana in the United States and Canada.  Par had previously announced that it expected to complete clinical development on the revised formulation of Zensana during 2008, and expected to submit a new NDA for Zensana by the end of 2008.  However, in November 2008, Par announced that it had completed bioequivalency studies on Zensana with mixed results, and had ceased development of the product.

On May 19, 2008, we entered into an agreement with BioAlliance Pharma S.A., whereby BioAlliance acquired the European rights for Zensana. Under the terms of the agreement, we received an upfront payment of $3,000,000.  We are eligible to receive milestone payments totaling approximately $24 million, as well as royalty payments on net sales.  Product development in Europe is subject to the completion of product development in the U.S.

NVD-201
NVD-201 is our oral spray formulation of sumatriptan.  Sumatriptan is the active ingredient in Imitrex®, a leading prescription medication for the treatment of migraine headache, marketed by GSK.  We have completed a series of pilot pharmacokinetic clinical trials evaluating multiple doses of NVD-201 given to healthy adults.  The results from these trials demonstrated that NVD-201 was well tolerated, achieved plasma concentrations in the therapeutic range, achieved a statistically significant increase in absorption rate when compared with Imitrex® tablets, and achieved up to a 50% increase in relative bioavailability in comparison with Imitrex® tablets.  In September 2008, we announced the results from a pilot efficacy study for NVD-201.  As previously announced, we believe this trial demonstrates that treatment with NVD-201 is safe and effective in relieving migraine headaches at a dose lower than that for sumatriptan tablets.  In order to pursue further clinical development, we will need to secure project financing, equity financing or a development partner.

NVD-301
NVD-301 is our oral spray formulation of midazolam.  Midazolam is a leading benzodiazepine used for sedation during diagnostic, therapeutic and endoscopic procedures.  We believe that NVD-301 has the potential to be an easy-to-use, rapid onset product useful to relieve the pre-procedure anxiety suffered by many patients prior to undergoing a wide variety of procedures performed in hospitals, imaging centers, ambulatory surgery centers and dental offices.  In order to pursue further clinical development, we will need to secure project financing, equity financing or a development partner.

Other Product Candidates
Our veterinary initiatives are being carried out by our partner, Velcera, Inc., or Velcera.  On June 22, 2004, we entered into a License and Development agreement with Velcera.  On June 3, 2009, Velcera announced that it had entered into a global licensing agreement with a multinational animal health company.  On August 24, 2009, we announced that we received a milestone payment of approximately $150,000 from Velcera.  On March 5, 2010 we received another milestone payment of $62,500. These milestone payments resulted from Velcera’s global licensing agreement for the first canine pain management product delivered in a transmucosal mist form.

We also have License and Development agreement with Manhattan Pharmaceuticals, Inc., or Manhattan, for the development of propofol oral spray.  Propofol is the active ingredient in Diprivan®, a leading intravenous anesthetic marketed by AstraZeneca.  We entered into this agreement on April 4, 2003.  On July 10, 2007, Manhattan announced its intention to pursue appropriate sub-licensing opportunities for this product candidate.

Since inception, substantially all of our revenue has been derived from license fees and milestone payments in connection with our partnership agreements, and from consulting fees in connection with our product development activities for various pharmaceutical companies.  Our future growth and profitability will be principally dependent upon our ability to successfully develop our product candidates, and to market and distribute the final products either internally or with the assistance of strategic partners.

Going Concern and Management’s Plan
Our independent registered public accounting firm included an explanatory paragraph in their report on our 2009 financial statements related to the uncertainty and substantial doubt of our ability to continue as a going concern.

We have incurred net losses since inception, and as of June 30, 2010 we have cash and cash equivalents of $3.1 million, negative working capital of $2.0 million, and accumulated deficit of $85.2 million.  Based on our operating plan, we expect that our existing cash and cash equivalents, along with the milestone payments we expect to receive under our existing license agreements, will fund our operations only through December 31, 2010.

These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Our management plans to address the expected shortfall of working capital by securing additional funding through equity financings, strategic alternatives or similar agreements.  There can be no assurance that we will be able to obtain any sources of funding.  If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures.

Results of Operations

Six Months Ended June 30, 2010 and June 30, 2009

License fees and milestone fees earned for the six months ended June 30, 2010 were $195,000 as compared to $133,000 for the six months ended June 30, 2009. The increase was due to a milestone payment received from Velcera resulting from Velcera’s global licensing agreement with a multinational animal health company for the first canine pain management product delivered in a transmucosal mist form.

Total operating expenses for the first half of 2010 decreased by $851,000 or 23% from $3,644,000 in 2009 to $2,793,000 in 2010.

Research and development expenses decreased by $444,000 or 31% from $1,450,000 for the six months ended June 30, 2009 to $1,006,000 for the same period in 2010.  This decrease is related to the Company’s sole focus on the development of Duromist due to limited cash resources.  Expenses also decreased due to restructuring activities, a new smaller office facility and reduced headcount.  The Duromist expenditures include clinical trial material costs and consulting costs related to preparations for the pilot PK study.

General and administrative expenses decreased by $407,000 or 19% from $2,194,000 for the six months ended June 30, 2009 to $1,787,000 for the same period in 2010.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to the Company’s employee-related costs due to decrease in headcount and relocation of facilities.

Other income from the derivative liability valuation adjustment for the six months ended June 30, 2010 of $181,000 reflects the gain resulting from the decline in the derivative liability fair value determination at June 30, 2010 related to the warrants issued in conjunction with the March 31, 2010 common stock offering.  Other income from a derivative liability valuation adjustment for the six months ended June 30, 2009 of $360,000 was recorded upon the expiration of warrants that were deemed to be derivative instruments that were issued in conjunction with convertible notes.

Interest expense decreased by $635,000 or 99% from $636,000 for the six months ended June 30, 2009 to $1,000 for the same period in 2010.  The interest was incurred on convertible notes issued by the Company. This decrease in interest expense reflects the conversion of the convertible notes to common stock in 2009.

The resulting net loss for the six months ended June 30, 2010 was $2,418,000 as compared to $3,840,000 for the six months ended June 30, 2009.

Three Months Ended June 30, 2010 and June 30, 2009

License fees and milestone fees earned for the three months ended June 30, 2010 were $66,000 as compared to $67,000 for the three months ended June 30, 2009.

Total operating expenses for the three months ended June 30, 2010 decreased by $188,000 or 12% from $1,560,000 in 2009 to $1,372,000 in 2010.

Research and development expenses decreased by $65,000 or 10% from $624,000 for the three months ended June 30, 2009 to $559,000 for the same period in 2010.  This decrease is related to the Company’s sole focus on the development of Duromist due to limited cash resources.  Expenses also decreased due to restructuring activities, a new smaller office facility and reduced headcount.  The Duromist expenditures include clinical trial material costs and consulting costs related to the preparations for the pilot PK study.

General and administrative expenses decreased by $123,000 or 13% from $936,000 for the three months ended June 30, 2009 to $813,000 for the same period in 2010.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and other administrative personnel, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to the Company’s employee-related costs due to decrease in headcount and relocation of facilities.

Other income from the derivative liability valuation adjustment for the three months ended June 30, 2010 of $181,000 reflects the gain resulting from the decline in the derivative liability fair value determination at June 30, 2010 related to the warrants issued in conjunction with the March 31, 2010 common stock offering.

Interest expense decreased by $149,000 or 99% from $150,000 for the three months ended June 30, 2009 to $1,000 for the same period in 2010.  The interest was incurred on convertible notes issued by the Company. This decrease in interest expense reflects the conversion of the convertible notes to common stock in 2009.

The resulting net loss for the three months ended June 30, 2010 was $1,126,000 as compared to $1,701,000 for the three months ended June 30, 2009.

Liquidity and Capital Resources

From our inception, our principal sources of capital have been revenue from our partnership agreements, consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of June 30, 2010 of $85,184,000, as compared to $82,766,000 as of December 31, 2009. As of June 30, 2010, we had working capital deficiency of $2,045,000 which includes a derivative liability of $732,000, as compared to working capital deficiency of $495,000 as of December 31, 2009, representing a net decrease in working capital of approximately $1,550,000.

Our cash used in operating activities was $1,063,000 and $2,788,000 for the six months ended June 30, 2010 and 2009, respectively.  The decrease in cash used was primarily due to the $1,057,000 received in first quarter 2010 from the sale of net operating losses in the prior year quarter and an overall reduction in expenses. Net cash flows provided by financing and investing activities were $1,517,000 for the six months ended June 30, 2010, primarily due to net proceeds received relating to issuance of common stock during the first quarter 2010.

Based on our operating plan, we expect that our existing cash and cash equivalents, along with the milestone payments that we expect to receive under our existing license agreements, will fund our operations only through December 31, 2010.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Our management plans to address the expected shortfall of working capital by securing additional funding through equity financings, strategic alternatives or similar agreements.  There can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures.

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

Revenue Recognition – We receive revenue from consulting services and license agreements. Consulting revenues from contract clinical research are recognized in the period in which the services are rendered, provided that collection is reasonably assured. Upfront license agreement payments are recognized as earned or deferred and subsequently amortized into revenue over the contractual period. Milestone payments related to license agreements are recognized as revenue when earned.

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

Valuation of Long-Lived Assets – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our long-lived assets as of June 30, 2010 were represented by property and equipment, as we have no intangible assets on our balance sheet. Factors we consider important which could trigger an impairment review include the following:

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

Reclassification – Certain amounts in prior periods have been reclassified to conform with the 2010 financial statement presentation.

New Accounting Pronouncement – In April 2010, an accounting standard update was issued to provide guidance on defining a milestone and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions. Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive and must be considered substantive in its entirety. The amendments in this update were adopted by the Company during the three months ended June 30, 2010.  The adoption did not have a significant impact on the Company’s financial statements or disclosures.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

During the six months ended June 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significantly reduced clinical development activities on our product candidate pipeline since the fourth quarter 2007 and continuing throughout the second quarter of 2010, limiting our expenditures primarily to NitroMist and Zolpimist, and recently on Duromist.  During the third quarter 2010, we have initiated a pilot PK study of Duromist, an oral spray of sildenafil citrate, for the treatment of erectile dysfunction.  We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing, to complete the development of this product and other products in our product development pipeline.

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

On November 13, 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture our Zolpimist in the United States and Canada. Under the terms of the agreement, we received a $3,000,000 licensing fee and will receive ongoing performance payments of up to 15% of net sales.

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

We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share.  We have received $1,055,000 in gross proceeds for the closings that have occurred through December 31, 2009. As of March 26, 2010, we have received $200,140 in gross proceeds for 2010. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP as of such date.

On March 31, 2010, we announced we would receive approximately $1.5 million in gross proceeds from our registered direct offering, referred to herein as the Offering, of 9,100,001 shares of common stock, par value $0.001 per share, at a price of $0.165 per share. The investors received five-year warrants, or the Series A Warrants, to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants, or the Series B Warrants, to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. As of June 30, 2010, we recorded net proceeds of $1,323,000 from the Offering. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants. The Offering closed on March 31, 2010 and we sold the securities pursuant to an effective registration statement.  This registration statement registers the Series A and Series B Warrants and the shares underlying the Series A and Series B Warrants.

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

Based on our operating plan, we expect that our existing cash and cash equivalents, along with the milestone payments that we expect to receive under our existing license agreements, will fund our operations only through December 31, 2010.

We cannot assure you that we will receive the expected milestone payments.  Certain milestone payments are based upon a fixed date, whereas other milestone payments are based upon other regulatory events, which we believe are probable, but cannot be guaranteed.

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

Although we have significantly reduced clinical development activities on our product candidate pipeline since the fourth quarter 2007 and continuing through the second quarter of 2010, we have limited our expenditures primarily to NitroMist, Zolpimist and recently on Duromist. During the second quarter 2010, we have initiated a pilot PK study of Duromist, an oral spray of sildenafil citrate, for the treatment of erectile dysfunction. We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing, to complete the development of this product and other products in our product development pipeline. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

WE ARE A PRE-COMMERCIALIZATION COMPANY, HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM THE SALE OF PRODUCTS TO DATE.

We are a pre-commercialization specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products, however our licensees for NitroMist and Zolpimist are expected to commercially launch these products in late 2010.  This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain U.S. Food and Drug Administration, or FDA, approval and achieve market acceptance of our proposed products and respond to competition. The filing of a New Drug Application, or NDA, with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted. We cannot be certain as to when to anticipate commercializing and marketing any of our product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future.

We had an accumulated deficit as of June 30, 2010 of approximately $85,184,000. We incurred losses in each of our last ten fiscal years, including net losses of approximately $2,418,000 for the six months ended June 30, 2010, $7,577,000 for the year ended December 31, 2009, $9,586,000 for the year ended December 31, 2008, and $16,963,000 for the year ended December 31, 2007. Additionally, we have reported negative cash flows from operations of approximately $1,063,000 for the six months ended June 30, 2010, and negative cash flows from operations of $1,578,000 for the year ended December 31, 2009, $5,533,000 for the year ended December 31, 2008, and $15,240,000 for the year ended December 31, 2007. We anticipate that, even with our limited research and development activities, we could incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

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

THERE ARE CERTAIN INTERLOCKING RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST.

In May 2008, the Company had entered into definitive agreements for the private placement with ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P., collectively referred to herein as ProQuest, for an aggregate of up to $4,000,000 in gross proceeds, in the form of secured convertible promissory notes with an interest rate of 10%, and warrants to purchase shares of the Company’s common stock, referred to herein as the 2008 Financing.  In May 2008, the Company sold securities in the initial closing of the 2008 Financing, resulting in the issuance of notes convertible into 5,000,000 shares of the Company’s common stock, and warrants to purchase 3,000,000 shares of the Company’s common stock. The sale of the notes and warrants resulted in gross proceeds to the Company of $1,475,000, before deducting certain fees and expenses.   In October 2008, the Company sold securities in the subsequent closing of the 2008 Financing, resulting in the issuance of notes convertible into 10,744,681 shares of the Company’s common stock, and warrants to purchase 6,446,809 shares of the Company’s common stock. The sale of the notes and warrants resulted in gross proceeds to the Company of $2,525,000, before deducting certain fees and expenses.

In December 2009, the Company entered into an amendment agreement with ProQuest, whereby ProQuest agreed to convert the outstanding aggregate principal amount of all of their convertible notes and liquidated damages notes, in each case, plus accrued interest thereon, in an amount equal to $3,657,517 into 23,237,083 shares of our common stock, $0.001 par value per shares. Immediately following such transaction, ProQuest’s equity ownership in the Company consisted of (i) 29,504,653 shares of common stock and (ii) warrants to purchase 11,433,345 shares of the common stock at an exercise price of $0.1888 per share.

In March 2010, ProQuest participated in the Offering, whereby ProQuest received 4,848,485 shares of our common stock and warrants to purchase 4,040,405 shares of our common stock.

As of June 30, 2010, ProQuest, directly and indirectly, of us, beneficially owns approximately 44% of our outstanding common stock (assuming full exercise of certain warrants held by ProQuest). As such, ProQuest may be deemed to be our affiliate. Mr. Steven B. Ratoff, our Chairman, President, and Chief Executive Officer, has served as a venture partner with ProQuest since December 2004, although he has no authority for investment decisions by ProQuest.

OUR BUSINESS AND REVENUE IS DEPENDENT ON THE SUCCESSFUL DEVELOPMENT OF OUR PRODUCTS.

Revenue received from our product development efforts consists of payments by pharmaceutical companies for research and bioavailability studies, pilot clinical trials and similar milestone-related payments. Our future growth and profitability will be dependent upon our ability to successfully raise additional funds to complete the development of, obtain regulatory approvals for and license out or market our product candidates. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by frequent new product introductions. We anticipate that we will incur substantial operating expenses in connection with the development, testing and approval of our product candidates and expect these expenses to result in continuing and significant operating losses until such time, if ever, that we are able to achieve adequate levels of sales or license revenues. We may not be able to raise additional financing, increase revenues significantly, or achieve profitable operations

SOME OF OUR PRODUCT CANDIDATES ARE IN EARLY STAGES OF CLINICAL DEVELOPMENT AND SOME ARE IN PRECLINICAL TESTING, WHICH MAY AFFECT OUR ABILITY OR THE TIME WE REQUIRE TO OBTAIN NECESSARY REGULATORY APPROVALS.

Some of our product candidates are in early stages of clinical development, such as our Duromist product candidate, and some are in preclinical testing. These product candidates are continuously evaluated and assessed and are often subject to changes in formulation and technology. The regulatory requirements governing these types of products may be less well defined or more rigorous than for conventional products. As a result, we may experience delays with our preclinical and clinical testing, and a longer and more expensive regulatory process in connection with obtaining regulatory approvals of these types of product candidates as compared to others in our pipeline at later stages of development. These delays may negatively affect our business and operations.

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

WE DO NOT HAVE COMMERCIALLY AVAILABLE PRODUCTS.

Our principal efforts are to obtain regulatory approvals for our product candidates and to license our product candidates. We anticipate that marketing activities by our licensees for our two approved products will begin in late 2010.

There can be no assurances that our licensees will successfully market our two approved product candidates, or that such product candidates will become commercially available.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the Securities and Exchange Commission, or SEC, and NYSE Amex, or NYSE Amex rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our recent efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting requires the commitment of financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

The FDA and comparable foreign agencies may withdraw any approvals we obtain. Further, if there is a later discovery of unknown problems or if we fail to comply with other applicable regulatory requirements at any stage in the regulatory process, the FDA may restrict or delay our marketing of a product or force us to make product recalls. In addition, the FDA could impose other sanctions such as fines, injunctions, civil penalties or criminal prosecutions. To market our products outside the U.S., we also need to comply with foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. Other than the approval of NitroMist and Zolpimist, the FDA and foreign regulators have not yet approved any of our products under development for marketing in the U.S. or elsewhere. If the FDA and other regulators do not approve any one or more of our products under development, we will not be able to market such products.

WE EXPECT TO FACE UNCERTAINTY OVER REIMBURSEMENT AND HEALTHCARE REFORM.

In the U.S. and other countries, sales of our products will depend in part upon the availability of reimbursement from third-party payers, which include government health administration authorities, managed care providers and private health insurers. Third-party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services.

LEGISLATIVE OR REGULATORY REFORM OF THE HEALTHCARE SYSTEM MAY AFFECT OUR ABILITY TO SELL OUR CURRENT AND FUTURE PRODUCTS PROFITABLY.

In the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our current and future products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act or PPACA, which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2011), which could increase the amount of the Company’s Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2010). Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

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

Through June 30, 2010, we entered into strategic license agreements with: (i) Hana Biosciences, for the development and marketing rights in the U.S. and Canada which was subsequently sublicensed to Par for our ondansetron oral spray Zensana, (ii) Manhattan Pharmaceuticals, in connection with propofol, (iii) Velcera, in connection with veterinary applications for currently marketed veterinary drugs, (iv) BioAlliance Pharma SA, for the European rights for ondansetron oral spray Zensana, (v) Mist Acquisition, LLC, for the manufacturing and commercialization rights in the United States, Canada and Mexico for our lingual spray version of nitroglycerine, NitroMist, and (vi) ECR Pharmaceuticals Company, for the manufacturing and commercialization rights in the United States and Canada for our oral spray formulation of zolpidem tartrate, Zolpimist.

Our success depends upon obtaining additional collaboration partners and maintaining our relationships with our current partners. In addition, we may depend on our partners’ expertise and dedication of sufficient resources to develop and commercialize proposed products. For example, in November 2008, Par announced that it had completed bioequivalence studies on Zensana with mixed results and, as a result, it had ceased development of the product.  Since such time, we have had numerous meetings and discussions with both Par and Hana regarding the development of Zensana.  We cannot assure you that Par or Hana will perform under our license agreements.

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

RISKS RELATED TO OUR COMMON STOCK

BECAUSE OUR COMMON STOCK IS LISTED ON THE OVER-THE-COUNTER BULLETIN BOARD, THE LIQUIDITY OR OUR COMMON STOCK MAY BE IMPAIRED.

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

As of June 30, 2010, our net worth position was a deficit of $5,835,000 and as of December 31, 2009, our net worth position was a deficit of $4,341,000.

WE ARE INFLUENCED BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of June 30, 2010, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 45% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, ProQuest has the ability to exert significant influence over matters submitted to our stockholders for approval. Such positions may discourage or prevent any proposed takeover of us, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices. Our directors, executive officers and principal stockholders may influence corporate actions, including influencing elections of directors and significant corporate events.

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

Our common stock is currently listed for trading on the OTCBB under the symbol “NVDL.OB” and was previously traded on the NYSE Amex LLC from May 11, 2004 to December 23, 2009.  During the six-month period ended June 30, 2010, the closing price of our common stock has ranged from $0.16 to $0.29. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. Our relatively low  volume and low  number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

ADDITIONAL AUTHORIZED SHARES OF OUR COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of June 30, 2010, there were 98,383,458 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of June 30, 2010, we had outstanding stock options and warrants to purchase approximately 36.5 million shares of common stock, the exercise prices of which range between $0.17 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  As a result, as of June 30, 2010, 210,000 and 10,181,000 shares remain available for issuance under the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, respectively.

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

SALES OF LARGE QUANTITIES OF OUR COMMON STOCK BY OUR STOCKHOLDERS, INCLUDING THOSE SHARES ISSUED IN CONNECTION WITH PRIVATE PLACEMENT TRANSACTIONS, COULD REDUCE THE PRICE OF OUR COMMON STOCK.

Since May 2005, we have entered into private placements and registered direct offerings whereby we sell large quantities of our common stock to investors.  For example, on March 31, 2010, we sold 9,100,001 shares of our common stock at a price of $0.165 per share to certain investors in a registered direct offering. The investors also received  warrants to purchase 7,583,335 shares of common stock with an exercise price of $0.25 per share

These holders of the shares may sell such shares, if such shares are registered or pursuant to an exemption from registration, at any price and at any time, as determined by such holders in their sole discretion without limitation. Any sales of large quantities of our common stock could reduce the price of our common stock. If any such holders sell such shares in large quantities, our common stock price may decrease and the public market for our common stock may otherwise be adversely affected because of the additional shares available in the market.

We cannot assure you of the prices at which our common stock will trade in the future, and such prices may continue to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	The depth and liquidity of the markets for our common stock;

•	Investor perception of us and the industry in which we participate; and

•	General economic and market conditions.

As of June 30, 2010, we have 98,383,000 shares of common stock issued and outstanding and approximately 36.5 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

10.1*	Employment Agreement, dated June 9, 2010, by and between the Company and Craig Johnson.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2010.

10.2*	NovaDel Pharma Inc. 2006 Equity Incentive Plan (as amended and restated on April 20, 2010)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2010.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Principal Executive Officer and Chief Financial Officer under 18 USC 1350, Section 1330 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: August 16, 2010	By:	/s/ Steven B. Ratoff
Steven B. Ratoff
President and Chief Executive Officer
(principal executive officer)

Date: August 16, 2010	By:	/s/ Craig A. Johnson
Craig A. Johnson
Chief Financial Officer
(principal financial and accounting officer)