Form 10-Q
period 2010-09-30
NOVADEL PHARMA INC
filed 2010-11-12
CIK 1043873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 1, 2010, the issuer had 98,383,458 shares of common stock, $0.001 par value, outstanding.

NovaDel Pharma Inc.

Form 10-Q
For the Quarterly Period Ended September 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NovaDel Pharma Inc.
Condensed Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,409,000	$2,663,000
Prepaid expenses and other current assets	396,000	1,430,000
Total current assets	1,805,000	4,093,000

Property and equipment, net	247,000	324,000
Other assets	7,000	36,000

Total assets	$2,059,000	$4,453,000

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$201,000	$195,000
Accrued expenses and other current liabilities	107,000	117,000
Derivative liability	522,000	—
Current portion of deferred revenue	4,266,000	4,266,000
Current portion of capital lease obligations	—	10,000
Total current liabilities	5,096,000	4,588,000

Non-current portion of deferred revenue	4,003,000	4,202,000
Non-current portion of capital lease obligations	—	4,000
Total liabilities	9,099,000	8,794,000

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 98,383,458 and 88,343,457 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	99,000	89,000
Additional paid-in capital	79,363,000	78,342,000
Accumulated deficit	(86,496,000)	(82,766,000)
Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)
Total stockholders’ deficiency	(7,040,000)	(4,341,000)

Total liabilities and stockholders’ deficiency	$2,059,000	$4,453,000

See accompanying notes.

NovaDel Pharma Inc.
Condensed Statements of Operations

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
License and milestone fees earned	$66,000	$223,000	$261,000	$356,000

Operating expenses
Research and development	1,011,000	530,000	2,017,000	1,980,000
General and administrative	578,000	973,000	2,365,000	3,167,000
Total operating expenses	1,589,000	1,503,000	4,382,000	5,147,000

Loss from operations	(1,523,000)	(1,280,000)	(4,121,000)	(4,791,000)

Other income (expense):
Derivative liability valuation adjustment	210,000	—	391,000	360,000
Loss on sale of fixed assets	—	—	—	(59,000)
Interest expense	—	(81,000)	(1,000)	(717,000)
Interest income	1,000	—	1,000	6,000
Total other income (expense)	211,000	(81,000)	391,000	(410,000)

Net loss	$(1,312,000)	$(1,361,000)	$(3,730,000)	$(5,201,000)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.09)

Weighted average common shares outstanding – basic and diluted	97,918,458	61,385,722	94,786,590	60,458,548

See accompanying notes.

NovaDel Pharma Inc.
Condensed Statement of Changes in Stockholders’ Deficiency

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficiency

Balance, December 31, 2009	88,343,457	$89,000	$78,342,000	$(82,766,000)	$(6,000)	$(4,341,000)

Share-based compensation expense	—	—	430,000	—	—	430,000

Restricted stock cancelled	(60,000)	—	—	—	—	—

Issuance of Common Stock	10,100,001	10,000	591,000	—	—	601,000

Net loss for the nine month period	—	—	—	(3,730,000)	—	(3,730,000)

Balance, September 30, 2010	98,383,458	$99,000	$79,363,000	$(86,496,000)	$(6,000)	$(7,040,000)

See accompanying notes.

NovaDel Pharma Inc.
Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(3,730,000)	$(5,201,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	430,000	251,000
Expiration of warrants	—	(360,000)
Amortization of debt discount and deferred financing fees	—	428,000
Depreciation and amortization	77,000	287,000
Change in derivative liability fair value	(391,000)	—
Loss on sale of fixed assets	—	59,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,034,000	405,000
Other assets	12,000	227,000
Accounts payable	6,000	270,000
Accrued expenses and other current liabilities	(10,000)	254,000
Deferred revenue	(199,000)	(199,000)
Net cash used in operating activities	(2,771,000)	(3,579,000)

Investing activities
Return of lease deposits	17,000	—
Proceeds from sale of fixed assets	—	41,000
Net cash provided by investing activities	17,000	41,000

Financing activities
Net proceeds from issuance of common stock and warrants	1,514,000	644,000
Payments of capital lease obligations	(14,000)	—
Payments of convertible note obligation	—	(1,000,000)
Payments of capital lease obligations	—	(107,000)
Net cash provided by (used in) financing activities	1,500,000	(463,000)

Net decrease in cash and cash equivalents	(1,254,000)	(4,001,000)

Cash and cash equivalents at beginning of period	2,663,000	4,328,000

Cash and cash equivalents at end of period	$1,409,000	$327,000

Supplemental disclosure of cash flow information
Cash paid for interest	$1,000	—
Derivative liability	$913,000	—
Registration penalty notes issued	—	$159,000

See accompanying notes.

NovaDel Pharma Inc.
Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Basis of Presentation
The accompanying unaudited condensed financial statements of NovaDel Pharma Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accrual adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2010.  The December 31, 2009 condensed balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in the Form 10-K filing.  For more complete information, these unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the our Form 10-K filed with the Securities and Exchange Commission.  References in this report to “NovaDel,” “Company,” “we,” “us,” and “our” refer to NovaDel Pharma Inc.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Note 2 – The Company
NovaDel Pharma Inc. is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed pharmaceutical products.  Our patented oral spray drug delivery technology seeks to improve the efficacy and safety of existing prescription pharmaceuticals, as well as patient compliance and patient convenience.

Note 3 – Liquidity and Going Concern
As of September 30, 2010, we had cash and cash equivalents of $1.4 million, negative working capital of $3.3 million, and an accumulated deficit of $86.5 million.  Based on our operating plan, we expect that our existing cash and cash equivalents, along with the $500,000 milestone payment we received on October 29, 2010, will fund our operations only through December 31, 2010.

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

Our management plans to address the expected shortfall of working capital by securing additional funding through equity financings, strategic alternatives or similar transactions.  There can be no assurance that we will be able to obtain any sources of funding.  If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures.

Note 4 – Loss Per Share
Basic loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share is the same as basic loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants, and from the conversion of the convertible notes, would have an anti-dilutive effect because the Company incurred a net loss during each period presented. As of September 30, 2010 and 2009, there were 33.3 million and 25.5 million common shares, respectively, issuable upon exercise of options and warrants, the vesting of non-vested restricted common stock, and the conversion of the convertible notes, all of which were excluded from the diluted loss per share computation.

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

The Company estimated the fair value of the Series A and Series B Warrants as of March 31, 2010 to be $913,000 by recording a corresponding reduction in additional paid-in capital. The Series A Warrants have a term of 5 years and expire on March 31, 2015.  The Series B Warrants had a term of 0.5 years and expired on September 30, 2010.  The exercise price for the Series A and B Warrants are $0.25 per share. In accordance with this pronouncement, the Company estimated the fair value of the Series A and Series B Warrants at $913,000 and $732,000, as of March 31 and June 30, 2010, respectively.  As of September 30, 2010, the fair value of these warrants was $522,000 resulting in a reduction in the derivative liability and a corresponding recognition of $210,000 and $391,000 in other income for the three and nine months ended September 30, 2010, respectively.

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

The assumptions used in the September 30, 2010 fair value measurement are as follows:
	Series A Warrants	Series B Warrants
Discount Rate	2.00%	2.00%
Volatility	112%	112%
Expected Term	4.5 years	0 years(expired)
Dividend Yield	0%	0%

The assumptions used in the June 30, 2010 fair value measurement are as follows:
	Series A Warrants	Series B Warrants
Discount Rate	2.00%	2.00%
Volatility	113%	113%
Expected Term	4.75 years	0.25 years
Dividend Yield	0%	0%

 The assumptions used in the March 31, 2010 fair value measurement are as follows:
	Series A Warrants	Series B Warrants
Discount Rate	2.00%	2.00%
Volatility	140%	131%
Expected Term	5 years	0.5 years
Dividend Yield	0%	0%

Note 6 – Deferred Revenue from Licensing Agreements
As of September 30, 2010, the Company has the following deferred revenue from licensing agreements:

	Total	Current	Non Current
ECR Pharmaceuticals Company, Inc.	$3,000,000	$3,000,000	$-
Mist Acquisition, LLC	1,000,000	1,000,000	-
BioAlliance	2,635,000	154,000	2,481,000
Velcera	1,048,000	75,000	973,000
Other	586,000	37,000	549,000
Total	$8,269,000	$4,266,000	$4,003,000

ECR Pharmaceuticals Company, Inc. - In November 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc. to commercialize and manufacture Zolpimist™ in the United States and Canada. Under the terms of the agreement, we received a $3,000,000 licensing fee from ECR upon execution of the agreement.  We anticipate the licensing fee will be recognized in full in the current calendar year.

Mist Acquisition, LLC – In October 2009, we entered into a license and distribution agreement with Mist Acquisition, LLC to manufacture and commercialize NitroMist®, our lingual spray version of nitroglycerine, in the United States, Canada and Mexico. Under terms of the agreement, Mist paid us a $1,000,000 licensing fee upon execution of the agreement. We anticipate the licensing fee will be recognized in full in the current calendar year.

BioAlliance - In May 2008, the Company and BioAlliance Pharma SA entered into an agreement where BioAlliance acquired the European rights for Zensana™. Under the terms of the agreement, BioAlliance paid NovaDel a license fee of $3,000,000 upon closing and this fee is being recognized in income over the nineteen and one half-years term of the agreement.

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

Note 7 – Commitments and Contingencies
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

Note 8 – Stockholders’ Deficiency
Common Stock
On July 17, 2009, the Company entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP would purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3-day volume weighed average price prior to the scheduled closing was greater than or equal to the stated floor price of $0.25 per share. The Company received net proceeds of $1,183,000 through March 31, 2010 of which $191,000 was received for 1,000,000 shares during the three months ended March 31, 2010.  On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP.

On March 31, 2010, the Company announced it would receive approximately $1.5 million in gross proceeds from its registered direct offering (the “Offering”) of 9,100,001 shares of common stock, par value $0.001 per share (the “Common Shares”), at a price of $0.165 per share. The investors received five-year warrants (the “Series A Warrants”) to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants (the “Series B Warrants,” together with the Common Shares and the Series A Warrants, the “Securities”) to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants (See Note 5). The Offering closed on March 31, 2010 and the Company sold the Securities pursuant to an effective registration statement. As of September 30, 2010, the Company recorded net proceeds of $1,323,000 relating to the Offering.

Stock Based Compensation
The Company recorded share-based compensation expense of $107,000 and $430,000 for the three and nine months ended September 30, 2010 and $98,000 and $251,000 for the three and nine months ended September 30, 2009, respectively. We will continue to incur share-based compensation charges in future periods. As of September 30, 2010, unamortized share-based compensation expense of $489,000 remains to be recognized, which is comprised of $299,000  related to non-performance based stock options to be recognized over a weighted average period of 1.25 years, $24,000 related to restricted stock to be recognized over a weighted average period of 0.3 years, and $166,000 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.  No options were exercised during the three and nine months ended September 30, 2010 or September 30, 2009.

During the nine months ended September 30, 2010 and 2009, employees and non-employee directors of the Company were granted stock options under our 1998 and 2006 Stock Option Plans per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value

September 30, 2010	900,000	$0.19	$0.13
September 30, 2009	5,102,500	$0.24	$0.14

Note 9 – Related Party Transactions
In September 2006, the Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement was on a month-to-month basis, and ended in December 2009.  Mr. Ratoff was compensated at a rate of between $10,000 and $17,500 per month depending upon the amount of his involvement at the Company. In January 2010, our Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer effective January 1, 2010, and the Company and Mr. Ratoff entered into an employment agreement in connection therewith.

Mr. Ratoff has served as a venture partner with ProQuest Investments, or ProQuest, since December 2004.  Mr. Ratoff has no authority for investment decisions made by ProQuest.  ProQuest owns approximately 35% of our common stock.  In March 2010, ProQuest participated in the Offering. As of September 30, 2010, ProQuest owns 34.4 million shares of our common stock, which includes 4.8 million shares acquired in the Offering.

Note 10 – Recent Accounting Pronouncement
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

Overview

Recent Developments
In July 2010, we initiated a non-IND pilot pharmacokinetic, or PK, clinical trial comparing Duromist™ to Viagra®.  Duromist is our oral spray formulation of sildenafil.  Viagra is the tablet formulation of sildenafil, developed and marketed by Pfizer.  On October 15, 2010, we announced positive data from this trial.  We intend to review the results from the trial with the U.S. Food and Drug Administration, or FDA, to obtain guidance on defining definitive clinical trial requirements as a pathway to new drug application, or NDA, approval.  We plan to complete the clinical trial and to file a NDA in 2011.

On October 29, 2010, we received a $500,000 milestone payment under our license and distribution agreement with Mist Acquisition, LLC, or Mist.  Mist is a subsidiary of Akrimax Pharmaceuticals, LLC.

On November 3, 2010, we announced that we have been awarded a $244,479 grant under the IRS’ Qualifying Therapeutic Discovery Project program.  We expect the grant to be fully funded in January 2011.

Company Overview
NovaDel Pharma Inc. is a specialty pharmaceutical company developing oral spray formulations for a broad range of marketed pharmaceutical products.  Our patented oral spray drug delivery technology seeks to improve the efficacy and safety of existing prescription pharmaceuticals, as well as patient compliance and patient convenience.  The following table summarizes our approved products and product candidates:

	Active Ingredient or Class of Molecule	Indications	Stage of Development	Partner
Approved Products
NitroMist®	Nitroglycerin	Angina Pectoris	FDA Approved	Mist Acquisition
Zolpimist™	Zolpidem	Insomnia	FDA Approved	ECR Pharmaceuticals
Product Candidates
Duromist™	Sildenafil	Erectile Dysfunction	Clinical development	-
Zensana™	Ondansetron	Nausea/Vomiting	Clinical development	Hana Biosciences Par Pharmaceutical BioAlliance Pharma
NVD-201	Sumatriptan	Migraine headache	Clinical development	-
NVD-301	Midazolam	Pre-Procedure Anxiety	Preclinical development	-

NitroMist®
NitroMist, our oral spray formulation of nitroglycerin, has been approved by the FDA for acute relief of an attack of angina pectoris, or acute prophylaxis of angina pectoris, due to coronary artery disease.  In October 2009, we entered into a license and distribution agreement with Mist Acquisition, LLC, or Mist, to manufacture and commercialize NitroMist in North America. Mist is a subsidiary of Akrimax Pharmaceuticals, LLC.  Under the terms of the agreement, we received an upfront payment of $1,000,000.  We also received a milestone payment of $500,000 on October 29, 2010, and we expect to receive an additional milestone payment of $500,000 before December 31, 2010.  We are also eligible to receive royalty payments of up to 17% of net sales.  Mist is expected to begin marketing NitroMist in January 2011.

Zolpimist™
Zolpimist, our oral spray formulation of zolpidem, has been approved by the FDA for short-term treatment of insomnia.  Zolpidem is the active ingredient in Ambien®, a leading prescription medication for the treatment of insomnia, marketed by Sanofi-Aventis. In November 2009, we entered into an exclusive license and distribution agreement with ECR Pharmaceuticals Company, Inc., or ECR, to manufacture and commercialize Zolpimist in the U.S. and Canada.  ECR is a subsidiary of Hi-Tech Pharmacal Co., Inc.  Under the terms of the agreement, we received an upfront payment of $3,000,000.  We are also eligible to receive royalty payments of up to 15% of net sales on branded products.  ECR is expected to begin marketing Zolpimist in late 2010.

Duromist™
Duromist, our oral spray formulation of sildenafil, is being developed for the treatment of erectile dysfunction.  Sildenafil is the active ingredient in Viagra, a leading prescription medication for the treatment of erectile dysfunction, marketed by Pfizer. The patent for Viagra is expected to expire in the second quarter of 2012.  We believe that an oral spray of sildenafil may afford faster onset of therapeutic action, and may allow for a lower dose compared to tablets.

The preclinical work has been completed, and a prototype formulation with satisfactory stability has been developed.  In July 2010, we initiated a non-IND pilot PK clinical trial comparing Duromist to Viagra.  On October 15, 2010, we announced positive data from this trial.  We intend to review the results from the trial with the FDA to obtain guidance on defining definitive clinical trial requirements as a pathway to NDA approval.  We plan to complete the clinical trial and to file a NDA in 2011.

The non-IND pilot PK clinical trial was designed to assess the relative bioavailability and safety of one, two and three doses of 10 mg/0.12ml of Duromist, compared to that of the 25 mg Viagra tablet.  The trial was a single-center, open-label, single-dose, randomized, four-period, four-treatment crossover study under fasting conditions.  The total number of healthy adult male subjects enrolled in the study was 24.  All subjects were required to stay at the clinical site for at least 24 hours after each treatment period.

The preliminary data from the trial demonstrated that the 20 mg dose (two sprays) of Duromist is bioequivalent to the 25 mg Viagra tablet with respect to systemic exposure (AUC0-inf).  The mean AUC0-inf for the 10 mg dose (one spray) was approximately 40% of the 25 mg Viagra tablet, as expected.  The mean AUC0-inf for the 30 mg dose (three sprays) was approximately 40% higher than the 25 mg Viagra tablet which is about 20% higher than expected.  The increased systemic exposure observed with the 20 and 30 mg oral spray doses compared to the Viagra tablet is suggestive of absorption of sildenafil via the oral transmucosal route.

A slightly lower maximum measured plasma concentration (Cmax) than that of the 25 mg Viagra tablet was observed with the 20 mg oral spray dose.  The Tmax (or time point at Cmax) for the 20 mg oral spray dose was essentially the same as the 25 mg Viagra tablet (1.10 and 1.04 hours, respectively).  Duromist demonstrated an excellent safety profile and was well tolerated in the pilot PK study.

Zensana™
Zensana is our oral spray formulation of ondansetron.  Ondansetron is the active ingredient in Zofran®, a leading prescription medication for the treatment of chemotherapy-induced nausea and vomiting, marketed by GlaxoSmithKline, or GSK.  In October 2004, we entered into an exclusive license and development agreement with Hana Biosciences, Inc., or Hana Biosciences, to develop and market Zensana in the U.S. and Canada.  In July 2007, we entered into a product development and commercialization sublicense agreement with Hana Biosciences and Par Pharmaceutical, Inc., or Par, pursuant to which Hana Biosciences granted a sublicense to Par to develop and commercialize Zensana.  Also at that time, we entered into an amended and restated license and development agreement with Hana Biosciences. Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana in the United States and Canada.  Par had previously announced that it expected to complete clinical development on the revised formulation of Zensana during 2008, and expected to submit a new NDA for Zensana by the end of 2008.  However, in November 2008, Par announced that it had completed bioequivalency studies on Zensana with mixed results, and had ceased development of the product.

In May 2008, we entered into an agreement with BioAlliance Pharma S.A., whereby BioAlliance acquired the European rights for Zensana. Under the terms of the agreement, we received an upfront payment of $3,000,000.  We are eligible to receive milestone payments totaling approximately $24 million, as well as royalty payments on net sales.  Product development in Europe is subject to the completion of product development in the U.S.

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

Other Product Candidates
Our veterinary initiatives are being carried out by our partner, Velcera, Inc., or Velcera. In June 2004, we entered into a license and development agreement with Velcera.  In June 2009, Velcera announced that it had entered into a global licensing agreement with a multinational animal health company.  In August 2009, we announced that we received a milestone payment of $156,250 from Velcera. In March 2010, we received another milestone payment of $62,500. These milestone payments resulted from Velcera’s global licensing agreement for the first canine pain management product delivered in a transmucosal mist form.

We also have a license and development agreement with Manhattan Pharmaceuticals, Inc., or Manhattan, for the development of propofol oral spray.  Propofol is the active ingredient in Diprivan®, a leading intravenous anesthetic marketed by AstraZeneca. We entered into this agreement in April 2003.  In July 2007, Manhattan announced its intention to pursue appropriate sub-licensing opportunities for this product candidate.

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

We have incurred net losses since inception, and as of September 30, 2010 we have cash and cash equivalents of $1.4 million, negative working capital of $3.3 million, and accumulated deficit of $86.5 million.  Based on our operating plan, we expect that our existing cash and cash equivalents, along with the $500,000 milestone payment we received on October 29, 2010, will fund our operations only through December 31, 2010.

These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Our management plans to address the expected shortfall of working capital by securing additional funding through equity financings, strategic alternatives or similar transactions.  There can be no assurance that we will be able to obtain any sources of funding.  If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures.

Results of Operations

Fluctuations in Operating Results
Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be affected for the foreseeable future by several factors, including the timing and amount of payments received pursuant to any current or future strategic alliance agreements, as well as the progress and timing of expenditures related to our development efforts.  Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not indicative of our future performance.

Nine Months Ended September 30, 2010 and 2009
License fees and milestone fees earned for the nine months ended September 30, 2010 were $261,000 as compared to $356,000 for the nine months ended September 30, 2009. The decrease was due to $62,000 and $157,000 in earned and received milestones from Velcera in 2010 and 2009, respectively.

Total operating expenses for the first nine months decreased by $765,000 or 15% from $5,147,000 in 2009 to $4,382,000 in 2010.

Research and development expenses increased by $37,000 or 2% from $1,980,000 for the nine months ended September 30, 2009 to $2,017,000 for the same period in 2010.  This increase is related to our sole focus on the development of Duromist in 2010 and a greater allocation of resources to research and development in 2010.  The Duromist expenditures include clinical trial material costs and other costs related to initiating the pilot PK study.

General and administrative expenses decreased by $802,000 or 25% from $3,167,000 for the nine months ended September 30, 2009 to $2,365,000 for the same period in 2010.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to our employee-related costs due to decrease in headcount and to occupancy costs due to the relocation of facilities.

Other income from the derivative liability valuation adjustment for the nine months ended September 30, 2010 of $391,000 reflects the gain resulting from the decline in the derivative liability fair value determination at September 30, 2010 related to the warrants issued in conjunction with the March 31, 2010 common stock offering.  The decline in the derivative liability fair value calculation was primarily due to the decline in the common stock price and the September 30, 2010 expiration of the Series B Warrants.  Other income from a derivative liability valuation adjustment for the nine months ended September 30, 2009 of $360,000 was recorded upon the expiration of warrants that were deemed to be derivative instruments that were issued in conjunction with convertible notes.

Interest expense decreased by $716,000 or 99% from $717,000 for the nine months ended September 30, 2009 to $1,000 for the same period in 2010.  The interest was incurred on our convertible notes. This decrease in interest expense reflects the conversion of the convertible notes to common stock in 2009.

The resulting net loss for the nine months ended September 30, 2010 was $3,730,000 as compared to $5,201,000 for the nine months ended September 30, 2009.

Three Months Ended September 30, 2010 and 2009
License fees and milestone fees earned for the three months ended September 30, 2010 were $66,000 as compared to $223,000 for the three months ended September 30, 2009.  The decline in license fees and milestone fees results from an earned and received Velcera milestone of $157,000 received in 2009.

Total operating expenses for the three months ended September 30, 2010 increased by $86,000 or 6% from $1,503,000 in 2009 to $1,589,000 in 2010.

Research and development expenses increased by $481,000 or 91% from $530,000 for the three months ended September 30, 2009 to $1,011,000 for the same period in 2010.  This increase is related to our sole focus on the development of Duromist and initiating the related pilot PK study.  The Duromist expenditures include clinical trial material costs and other costs related to the pilot PK study.

General and administrative expenses decreased by $395,000 or 41% from $973,000 for the three months ended September 30, 2009 to $578,000 for the same period in 2010. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses. The decrease in general and administrative expenses is primarily attributable to our employee-related costs due to decrease in headcount and to occupancy costs due to the relocation of facilities.

Other income from the derivative liability valuation adjustment for the three months ended September 30, 2010 of $210,000 reflects the gain resulting from the decline in the derivative liability fair value determination at September 30, 2010 related to the warrants issued in conjunction with the March 31, 2010 common stock offering.  The decline in the derivative liability fair value calculation was primarily due to the decline in the common stock price and the September 30, 2010 expiration of the Series B Warrants.

Interest expense decreased by $81,000 or 100% from $81,000 for the three months ended September 30, 2009 to $0 for the same period in 2010.  The interest was incurred on our convertible notes. This decrease in interest expense reflects the conversion of the convertible notes to common stock in 2009.

The resulting net loss for the three months ended September 30, 2010 was $1,312,000 as compared to $1,361,000 for the three months ended September 30, 2009.

Liquidity and Capital Resources

From our inception, our principal sources of capital have been revenue from our partnership agreements, consulting revenues, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of September 30, 2010 of $86,496,000, as compared to $82,766,000 as of December 31, 2009. As of September 30, 2010, we had working capital deficiency of $3,291,000, which includes a derivative liability of $522,000, as compared to working capital deficiency of $495,000 as of December 31, 2009, representing a net decrease in working capital of approximately $2,796,000.

Our cash used in operating activities was $2,771,000 and $3,579,000 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash used was primarily due to the $1,057,000 received in first quarter 2010 from the sale of net operating losses in the prior year quarter and an overall reduction in expenses. Net cash flows provided by financing and investing activities were $1,517,000 for the nine months ended September 30, 2010, primarily due to net proceeds received relating to issuance of common stock during the first quarter 2010.

Based on our operating plan, we expect that our existing cash and cash equivalents, along with the $500,000 milestone payment we received on October 29, 2010, will fund our operations only through December 31, 2010.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Our management plans to address the expected shortfall of working capital by securing additional funding through equity financings, strategic alternatives or similar transactions.  There can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an ongoing basis.  We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results.

Cash and Cash Equivalents
Cash equivalents consist of money market instruments with original maturities of three months or less when purchased. We maintain our cash and cash equivalents with two financial institutions.  Deposits held with banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and are maintained with high-quality financial institutions, therefore reducing credit risk.

Revenue Recognition
We receive revenue from license agreements. Upfront license agreement payments are recognized as earned or deferred and subsequently amortized into revenue over the contractual period. Milestone payments related to license agreements are recognized as revenue when earned.

Warrants Issued with Financing
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

Valuation of Long-Lived Assets
We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our long-lived assets as of September 30, 2010 were represented by property and equipment, as we have no intangible assets on our balance sheets. Factors we consider important which could trigger an impairment review include the following:

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

Recent Accounting Pronouncement

See Note 10 to the unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures or controls and other procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

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

On October 27, 2009, we entered into a license and distribution agreement with privately-held Mist Acquisition, LLC to manufacture and commercialize NitroMist, our lingual spray version of nitroglycerine, a widely-prescribed and leading short-acting nitrate for the treatment of angina pectoris.  Under the terms of the agreement, we received an upfront payment of $1,000,000.  We also received a milestone payment of $500,000 on October 29, 2010, and we expect to receive an additional milestone payment of $500,000 before December 31, 2010. We are also eligible to receive royalty payments of up to 17% of net sales.

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

We have entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP will purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3 day volume weighed average price prior to the scheduled closing is greater than or equal to the stated floor price of $0.25 per share.  We have received $1,055,000 in gross proceeds for the closings that have occurred through December 31, 2009. Through March 26, 2010, we have received $200,140 in gross proceeds for 2010. On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP as of such date.

On March 31, 2010, we received approximately $1.5 million in gross proceeds from our registered direct offering, referred to herein as the Offering, of 9,100,001 shares of common stock, par value $0.001 per share, at a price of $0.165 per share. The investors received five-year warrants, or the Series A Warrants, to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants, or the Series B Warrants, to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. As of June 30, 2010, we recorded net proceeds of $1,323,000 from the Offering. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants. The Offering closed on March 31, 2010 and we sold the securities pursuant to an effective registration statement.  The Series B Warrants expired on September 30, 2010.

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

Based on our operating plan, we expect that our existing cash and cash equivalents, along with the $500,000 milestone payment we received on October 29, 2010, will fund our operations only through December 31, 2010.

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

We are a pre-commercialization specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products, however our licensees for NitroMist and Zolpimist are expected to commercially launch these products in late 2010 or January 2011.  This limited history may not be adequate to enable one to fully assess our ability to develop our technologies and proposed products, obtain U.S. Food and Drug Administration, or FDA, approval and achieve market acceptance of our proposed products and respond to competition. The filing of a New Drug Application, or NDA, with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted. We cannot be certain as to when to anticipate commercializing and marketing any of our product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future.

We had an accumulated deficit as of September 30, 2010 of approximately $86,496,000. We incurred losses in each of our last ten fiscal years, including net losses of approximately $3,730,000 for the nine months ended September 30, 2010, $7,577,000 for the year ended December 31, 2009, $9,586,000 for the year ended December 31, 2008, and $16,963,000 for the year ended December 31, 2007. Additionally, we have reported negative cash flows from operations of approximately $2,771,000 for the nine months ended September 30, 2010, and negative cash flows from operations of $1,578,000 for the year ended December 31, 2009, $5,533,000 for the year ended December 31, 2008, and $15,240,000 for the year ended December 31, 2007. We anticipate that, even with our limited research and development activities, we could incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, administrative costs associated with operating as a SEC registrant, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our product candidates, obtain the required regulatory approvals and manufacture, market and sell our product candidates.

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

In May 2008, we entered into definitive agreements for the private placement with ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P., collectively referred to herein as ProQuest, for an aggregate of up to $4,000,000 in gross proceeds, in the form of secured convertible promissory notes with an interest rate of 10%, and warrants to purchase shares of our common stock, referred to herein as the 2008 Financing.  In May 2008, we sold securities in the initial closing of the 2008 Financing, resulting in the issuance of notes convertible into 5,000,000 shares of our common stock, and warrants to purchase 3,000,000 shares of our common stock. The sale of the notes and warrants resulted in gross proceeds to us of $1,475,000, before deducting certain fees and expenses.   In October 2008, we sold securities in the subsequent closing of the 2008 Financing, resulting in the issuance of notes convertible into 10,744,681 shares of our common stock, and warrants to purchase 6,446,809 shares of our common stock. The sale of the notes and warrants resulted in gross proceeds to us of $2,525,000, before deducting certain fees and expenses.

In December 2009, we entered into an amendment agreement with ProQuest, whereby ProQuest agreed to convert the outstanding aggregate principal amount of all of their convertible notes and liquidated damages notes, in each case, plus accrued interest thereon, in an amount equal to $3,657,517 into 23,237,083 shares of our common stock, $0.001 par value per shares. Immediately following such transaction, ProQuest’s equity ownership consisted of (i) 29,504,653 shares of our common stock and (ii) warrants to purchase 11,433,345 shares of our common stock at an exercise price of $0.1888 per share.

In March 2010, ProQuest participated in the Offering, whereby ProQuest received 4,848,485 shares of our common stock and warrants to purchase 4,040,405 shares of our common stock.

As of September 30, 2010, ProQuest, directly and indirectly, of us, beneficially owns approximately 43% of our outstanding common stock (assuming full exercise of the warrants held by ProQuest). As such, ProQuest may be deemed to be our affiliate. Mr. Steven B. Ratoff, our Chairman, President, and Chief Executive Officer, has served as a venture partner with ProQuest since December 2004, although he has no authority for investment decisions by ProQuest.

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

Our principal efforts are to obtain regulatory approvals for our product candidates and to license our product candidates. We anticipate that marketing activities by our licensees for our two approved products will begin in late 2010 or January 2011.

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

We must comply with current Good Manufacturing Practices.

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

In the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our current and future products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act or PPACA, which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2011), which could increase the amount of our Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2010). Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

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

Our strategy includes entering into collaboration agreements with third parties for certain of our product candidates and we may require additional collaboration agreements.  If we fail to enter into these agreements or if we or the third parties do not perform under such agreement, it could impair our ability to commercialize our proposed products.

Our strategy for the completion of the required development and clinical testing of certain of our product candidates and for the manufacturing, marketing and commercialization of such product candidates includes entering into collaboration arrangements with pharmaceutical companies to market, commercialize and distribute the products.

Through September 30, 2010, we entered into strategic license agreements with: (i) Hana Biosciences, for the development and marketing rights in the U.S. and Canada which was subsequently sublicensed to Par for our ondansetron oral spray Zensana, (ii) Manhattan Pharmaceuticals, in connection with propofol, (iii) Velcera, in connection with veterinary applications for currently marketed veterinary drugs, (iv) BioAlliance Pharma SA, for the European rights for ondansetron oral spray Zensana, (v) Mist Acquisition, LLC, for the manufacturing and commercialization rights in the United States, Canada and Mexico for our lingual spray version of nitroglycerine, NitroMist, and (vi) ECR Pharmaceuticals Company, for the manufacturing and commercialization rights in the United States and Canada for our oral spray formulation of zolpidem tartrate, Zolpimist.

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

Risk Related To Our Common Stock

Because our common stock is listed on the Over-the-Counter Bulletin Board, the liquidity of our common stock may be impaired.

On December 24, 2009, we announced that our common stock was accepted for quotation on the Over-the-Counter Bulletin Board, or OTCBB.  Our new ticker symbol on OTCBB is NVDL.OB. We filed a Form 25 on December 14, 2009, voluntarily withdrawing our listing and registration from NYSE Amex LLC. The final day of trading on NYSE Amex LLC was December 23, 2009.

Because our common stock is quoted on the OTCBB, the liquidity of the common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was listed on NYSE Amex LLC or another national securities exchange.

We are influenced by current stockholders, officers and directors.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of September 30, 2010, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 44% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, ProQuest has the ability to exert significant influence over matters submitted to our stockholders for approval. Such positions may discourage or prevent any proposed takeover of us, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices. Our directors, executive officers and principal stockholders may influence corporate actions, including influencing elections of directors and significant corporate events.

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

Our common stock is currently quoted on the OTCBB under the symbol “NVDL.OB” and was previously listed on the NYSE Amex LLC from May 11, 2004 to December 23, 2009.  During the nine-month period ended September 30, 2010, the closing price of our common stock has ranged from $0.15 to $0.29. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. Our relatively low volume and low number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of September 30, 2010, there were 98,383,458 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of September 30, 2010, we had outstanding stock options and warrants to purchase approximately 32.8 million shares of common stock, the exercise prices of which range between $0.17 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  As a result, as of September 30, 2010, 370,000 and 10,121,000 shares remain available for issuance under the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, respectively.

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

Limitation on director and officer liability.

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

Since May 2005, we have entered into private placements and registered direct offerings whereby we sell large quantities of our common stock to investors.  For example, on March 31, 2010, we sold 9,100,001 shares of our common stock at a price of $0.165 per share to certain investors in a registered direct offering. The investors also received warrants to purchase 7,583,335 shares of common stock with an exercise price of $0.25 per share.

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

As of September 30, 2010, we have 98,383,458 shares of common stock issued and outstanding and approximately 32.8 million shares of common stock issuable upon the exercise of outstanding stock options and warrants. In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

The uncertainty created by current economic conditions and possible terrorist attacks and military responses thereto could have a material adverse effect on our ability to sell our products, and procure needed financing.

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

Item 5. Other Information

Simultaneously with the appointment of Mr. Johnson as Chief Financial Officer on June 16, 2010, Mr. Warusz resigned from the position of Principal Accounting Officer. There was no disagreement between us and Mr. Warusz on any matter relating to our operations, policies or practices.  Mr. Warusz continued in his capacity as a consultant to the Company until July 31, 2010.

Item 6.  Exhibits

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements are marked with an asterisk.

Exhibit No.	Description	Method of Filing

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer under 18 USC 1350, Section 1330 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: November 12, 2010	By:	/s/ Steven B. Ratoff
Steven B. Ratoff
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2010	By:	/s/ Craig A. Johnson
Craig A. Johnson
Chief Financial Officer
(principal financial and accounting officer)