Form 10-K
period 2010-12-31
NOVADEL PHARMA INC
filed 2011-03-29
CIK 1043873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

Common Stock, par value $0.001 per share
Title of class

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity of the issuer held by non-affiliates of the registrant was approximately $12 million. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2011, the issuer had 113,523,192 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year (December 31, 2010) are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

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

Examples of the risks and uncertainties include, but are not limited to: the ability to develop products of the type the Company is developing (independently and through collaborative arrangements); the ability of third parties to commercialize the Company’s products; the ability to complete clinical trials, including pilot pharmacokinetic feasibility studies; successful completion of preclinical studies; possible changes in the Company’s financial condition; the progress of the Company’s research and development; the ability to obtain adequate supplies of drug substance and drug product for clinical and preclinical studies, which may be difficult or uneconomical to procure or manufacture; timely obtaining sufficient patient enrollment in the Company’s clinical trials; the impact of development of competing therapies and/or technologies by other companies; the Company’s ability to obtain additional required financing to fund its research programs; the Company’s ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with the Company; the progress of the U.S. Food and Drug Administration, or FDA, approvals in connection with the conduct of the Company’s clinical trials and the marketing of the Company’s products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; acceptance for filing by the FDA does not mean that the New Drug Application, or NDA, has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted; the risks related to the Company’s internal controls and procedures; and the risks identified under the section entitled “Risk Factors” included as Item 1A in Part I of this Annual Report on Form 10-K and other reports, including this report and other filings filed with the Securities and Exchange Commission from time to time.

PART I

In this report, all references to “NovaDel,” “we,” “our,” “us” or the “Company” refer to NovaDel Pharma Inc., a Delaware corporation.

Item 1.    Business.

Overview
NovaDel Pharma Inc. is a specialty pharmaceutical company that develops oral spray formulations of marketed pharmaceutical products. Our patented oral spray drug delivery technology seeks to improve the efficacy, safety, patient compliance, and patient convenience for a broad range of prescription medications.  Our products and product candidates are as follows:

	Active Ingredient	Indications	Stage of Development	Partner

Products
NitroMist®	Nitroglycerin	Angina Pectoris	Market	Akrimax Pharmaceuticals
ZolpimistTM	Zolpidem	Insomnia	Market	Hi-Tech Pharmacal

Product Candidates
DuromistTM	Sildenafil	Erectile Dysfunction	Clinical development	—
ZensanaTM	Ondansetron	Nausea/Vomiting	Clinical development	Talon Therapeutics
Par Pharmaceuticals
BioAlliance Pharma
Kwang Dong Pharma
NVD-201	Sumatriptan	Migraine headache	Clinical development	—
NVD-301	Midazolam	Pre-Procedure Anxiety	Preclinical development	—

Products

NitroMist®
NitroMist, our oral spray formulation of nitroglycerin, has been approved by the United States Food and Drug Administration, or FDA, for acute relief of an attack of angina pectoris, or acute prophylaxis of angina pectoris, due to coronary artery disease. In October 2009, we entered into an exclusive license and distribution agreement with Akrimax Pharmaceuticals LLC, through its affiliate Mist Acquisition LLC, to manufacture and commercialize NitroMist in North America. Under the terms of the agreement, we received an upfront payment of $1,000,000, a milestone payment of $500,000 in October 2010 and a milestone payment of $500,000 in January 2011. We are eligible to receive royalty payments of up to 17% of net sales. Akrimax Pharmaceuticals began marketing NitroMist in January 2011.

ZolpimistTM
Zolpimist, our oral spray formulation of zolpidem, has been approved by the FDA for short-term treatment of insomnia. Zolpidem is the active ingredient in Ambien®, a leading prescription medication for the treatment of insomnia, marketed by Sanofi-Aventis. In November 2009, we entered into an exclusive license and distribution agreement with Hi-Tech Pharmacal Co., Inc., through its wholly owned subsidiary ECR Pharmaceuticals Company, Inc., to manufacture and commercialize Zolpimist in the U.S. and Canada. Under the terms of the agreement, we received an upfront payment of $3,000,000. We are eligible to receive royalty payments of up to 15% of net sales. ECR Pharmaceuticals began marketing Zolpimist in February 2011.

Product Candidates

DuromistTM
Duromist, our oral spray formulation of sildenafil, is being developed for the treatment of erectile dysfunction. Sildenafil is the active ingredient in Viagra®, a leading prescription medication for the treatment of erectile dysfunction, marketed by Pfizer. The patent for Viagra is expected to expire in the second quarter of 2012. We believe that an oral spray version of sildenafil may afford faster onset of therapeutic action, and may allow for a lower dose compared to tablets.

The preclinical work has been completed, and a prototype formulation with satisfactory stability has been developed. In July 2010, we initiated a non-IND pilot pharmacokinetic, or PK, clinical trial comparing Duromist to Viagra. The trial was designed to assess the relative bioavailability and safety of one, two and three doses of 10 mg/0.12ml of Duromist, compared to that of the 25 mg Viagra tablet. The trial was a single-center, open-label, single-dose, randomized, four-period, four-treatment, crossover study under fasting conditions. The total number of healthy adult male subjects enrolled in the study was 24. All subjects were required to stay at the clinical site for at least 24 hours after each treatment period.

In October 2010, we announced positive data from this trial. The preliminary data demonstrated that the 20 mg dose (two sprays) of Duromist is bioequivalent to the 25 mg Viagra tablet with respect to systemic exposure (AUC0-inf). The mean AUC0-inf for the 10 mg dose (one spray) was approximately 40% of the 25 mg Viagra tablet, as expected. The mean AUC0-inf for the 30 mg dose (three sprays) was approximately 40% higher than the 25 mg Viagra tablet, which is about 20% higher than expected. The increased systemic exposure observed with the 20 and 30 mg oral spray doses compared to the 25 mg Viagra tablet is suggestive of absorption of sildenafil via the oral transmucosal route.

A slightly lower maximum measured plasma concentration (Cmax) than that of the 25 mg Viagra tablet was observed with the 20 mg oral spray dose. The Tmax (or time point at Cmax) for the 20 mg oral spray dose was essentially the same as the 25 mg Viagra tablet (1.10 and 1.04 hours, respectively). Duromist demonstrated an excellent safety profile and was well tolerated in the pilot PK study.

In February 2011, we had a pre-IND meeting with the FDA.  At that meeting we discussed the requirements for opening an IND, as well as the entire clinical and nonclinical development plan for a new drug application, or NDA, for Duromist.  In 2011, we plan to open the IND, complete the required clinical and nonclinical work, and file a NDA.  In order to do this we will need to secure additional funding or a development partner.

ZensanaTM
Zensana is our oral spray formulation of ondansetron. Ondansetron is the active ingredient in Zofran®, a leading prescription medication for the treatment of chemotherapy-induced nausea and vomiting, marketed by GlaxoSmithKline, or GSK. In October 2004, we entered into an exclusive license and development agreement with Talon Therapeutics, Inc. (formerly Hana Biosciences, Inc.), or Talon, to develop and market Zensana in the U.S. and Canada. In July 2007, we entered into an amended and restated license and development agreement with Talon and a product development and commercialization sublicense agreement with Talon and Par Pharmaceutical, Inc., or Par, pursuant to which Talon granted a sublicense to Par to develop and commercialize Zensana. Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana in the United States and Canada. Par had previously announced that it expected to complete clinical development on the revised formulation of Zensana during 2008, and expected to submit a new NDA for Zensana by the end of 2008. However, in November 2008, Par announced that it had completed bioequivalency studies on Zensana with mixed results, and had ceased development of the product.

In January 2007, we entered into an exclusive license agreement with Kwang Dong Pharmaceuticals, or Kwang Dong, to develop and commercialize Zensana in South Korea. Under the terms of the agreement, we received an upfront fee of $100,000. We are eligible to receive additional milestone payments totaling $200,000, as well as royalty payments on net sales. Product development in South Korea is subject to the completion of product development in the U.S.

In May 2008, we entered into an exclusive license and supply agreement with BioAlliance Pharma SA, or BioAlliance, to develop and commercialize Zensana in Europe. Under the terms of the agreement, we received an upfront fee of $3,000,000. We are eligible to receive additional milestone payments totaling approximately $24 million, as well as royalty payments on net sales. Product development in Europe is subject to the completion of product development in the U.S.

NVD-201
NVD-201 is our oral spray formulation of sumatriptan. Sumatriptan is the active ingredient in Imitrex®, a leading prescription medication for the treatment of migraine headache, marketed by GSK. We have completed a series of pilot pharmacokinetic clinical trials evaluating multiple doses of NVD-201 given to healthy adults. The results from these trials demonstrated that NVD-201 was well tolerated, achieved plasma concentrations in the therapeutic range, achieved a statistically significant increase in absorption rate when compared with Imitrex® tablets, and achieved up to a 50% increase in relative bioavailability in comparison with Imitrex® tablets. In September 2008, we announced the results from a pilot efficacy study for NVD-201. As previously announced, we believe this trial demonstrates that treatment with NVD-201 is safe and effective in relieving migraine headaches at a dose lower than that for sumatriptan tablets. In order to pursue further clinical development of this product candidate, we will need to secure project financing, equity financing or a development partner.

NVD-301
NVD-301 is our oral spray formulation of midazolam. Midazolam is a leading prescription medication used for sedation during diagnostic, therapeutic and endoscopic procedures. We believe that NVD-301 has the potential to be an easy-to-use, rapid onset product, useful in the relief of pre-procedure anxiety suffered by many patients prior to undergoing a wide variety of procedures performed in hospitals, imaging centers, ambulatory surgery centers and dental offices. In order to pursue further clinical development of this product candidate, we will need to secure project financing, equity financing or a development partner.

Other Product Candidates
Our veterinary initiatives are being carried out by our partner, Velcera, Inc., or Velcera. In June 2004, we entered into an exclusive license and development agreement with Velcera. In June 2009, Velcera announced it had entered into a global licensing agreement with a multinational animal health company to develop a canine pain management product. In August 2009 and March 2010, we received milestone payments from Velcera of $156,250 and $62,500, respectively. We are eligible to receive additional milestone payments, and royalty payments on sales.

In April 2003, we entered into an exclusive license and development agreement with Manhattan Pharmaceuticals, Inc., or Manhattan, for the development of propofol oral spray. Propofol is the active ingredient in Diprivan®, a leading intravenous anesthetic marketed by AstraZeneca. In July 2007, Manhattan announced its intention to pursue appropriate sub-licensing opportunities for this product candidate. In November 2010, the agreement was terminated.

Business Strategy
Our goal is to become a leading specialty pharmaceutical company that develops improved formulations of marketed prescription medications using our patented oral spray drug delivery technology. We believe that our technology has application to a broad range of therapeutic areas and product categories. Our strategy is to concentrate our product development activities primarily on pharmaceutical products which meet the following criteria:

•	Significant prescription sales already exist;
•	Regulatory approval using the 505(b)(2) pathway is available; and
•	Our patented oral spray drug delivery technology will enhance the performance of the pharmaceutical product, potentially addressing unmet patient needs.

In today’s environment of escalating development costs and increased time to market, we believe that the ability to bring differentiated products with a competitive advantage to the marketplace, in a timely and cost-effective manner, is a viable strategy.

Strategic Alliance, License and Other Commercial Agreements
We intend to secure marketing partners for our marketed products and development and commercialization partners for our product candidates.  Typically, we secure development and commercialization partners after we have generated sufficient clinical data to demonstrate the effectiveness of our product candidates.  We anticipate these strategic partners will provide us with upfront payments, milestone payments and royalties on product sales.

Akrimax Pharmaceuticals LLC, through its affiliate Mist Acquisition LLC
In October 2009, we entered into an exclusive license and distribution agreement with Akrimax Pharmaceuticals LLC, through its affiliate Mist Acquisition LLC, to manufacture and commercialize NitroMist in North America. Under the terms of the agreement, we received an upfront payment of $1,000,000, a milestone payment of $500,000 in October 2010 and a milestone payment of $500,000 in January 2011. We are eligible to receive royalty payments of up to 17% of net sales. Akrimax Pharmaceuticals began marketing NitroMist in January 2011.

Hi-Tech Pharmacal Co., Inc., through its subsidiary ECR Pharmaceuticals Company, Inc.
In November 2009, we entered into an exclusive license and distribution agreement with Hi-Tech Pharmacal Co., Inc., through its wholly owned subsidiary ECR Pharmaceuticals Company, Inc., to manufacture and commercialize Zolpimist in the U.S. and Canada. Under the terms of the agreement, we received an upfront payment of $3,000,000. We are eligible to receive royalty payments of up to 15% of net sales on branded products. ECR Pharmaceuticals began marketing Zolpimist in February 2011.

Talon Therapeutics, Inc. (formerly Hana BioSciences, Inc.) and Par Pharmaceutical, Inc.
In October 2004, we entered into a license and development agreement pursuant to which we granted to Talon Therapeutics, Inc. (formerly Hana Biosciences, Inc.), or Talon, an exclusive license to develop and market Zensana, our oral spray version of ondansetron, in the U.S. and Canada.  Pursuant to the terms of the agreement, in exchange for $1,000,000, Talon purchased 400,000 shares of our common stock at a per share price equal to $2.50, a premium of $0.91 per share or $364,000 over the then market value of our common stock.  We accounted for this premium as deferred revenue related to the license.  In connection with the agreement, Talon issued to us $500,000 worth of common stock of Talon (73,121 shares based on a market value of $6.84 per share). The fair value of the common stock received from Talon was included in deferred revenue and was being recognized over the 20-year term of the agreement.

In July 2007, we entered into a sublicense agreement with Talon and Par Pharmaceutical, Inc., or Par, pursuant to which Talon granted a non-transferable, non-sublicenseable, royalty-bearing, exclusive sublicense to Par to develop and commercialize Zensana  In connection therewith, Talon amended and restated their existing license and development agreement, as amended, with us relating to the development and commercialization of Zensana, to coordinate certain of the terms of the sublicense agreement.  Under the terms of the sublicense agreement, Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana in the United States and Canada. We retain our rights to Zensana outside of the United States and Canada.

In addition, under the terms of the amended and restated license agreement, Talon relinquished its right to pay reduced royalty rates to us until such time as Talon had recovered one-half of its costs and expenses incurred in developing Zensana from sales of Zensana, and we agreed to surrender for cancellation all 73,121 shares of the Talon common stock that had been acquired by us in connection with execution of the original license agreement with Talon.

We may receive milestone payments and royalties over the term of the agreement.

Kwang Dong Pharmaceuticals
In January 2007, we entered into an exclusive license agreement with Kwang Dong Pharmaceuticals, or Kwang Dong, to develop and commercialize Zensana in South Korea. Under the terms of the agreement, we received an upfront fee of $100,000. We are eligible to receive additional milestone payments totaling $200,000, as well as royalty payments on net sales. Product development in South Korea is subject to the completion of product development in the U.S.

BioAlliance Pharma SA
In May 2008, we entered into a 19.5-year exclusive license and supply agreement with BioAlliance Pharma SA or BioAlliance, to develop and commercialize Zensana in Europe. Under the terms of the agreement, we received an upfront fee of $3,000,000. We are eligible to receive additional milestone payments totaling approximately $24 million, as well as royalty payments on net sales. We anticipate collaborating with BioAlliance in the completion of development activities for Europe, with BioAlliance responsible for regulatory and pricing approvals and then commercialization throughout Europe. We will be responsible for supplying the product.

Velcera, Inc.
In June 2004, we entered into a 20-year exclusive license agreement with Velcera, Inc., or Velcera, to develop and commercialize our patented oral spray drug delivery technology in animals. Under the terms of the agreement, we received an upfront payment of $1,500,000, as well as 529,500 shares of common stock in Velcera.  The value of the shares of common stock was de minimis, and was valued at $0. We are eligible to receive additional milestone payments, as well as royalty payments on sales.

In June 2007, Velcera announced that it had entered into a global license and development agreement with Novartis Animal Health to develop and commercialize a canine product.  We received a milestone payment of $125,000 in connection with this agreement.  In March 2008, Velcera announced that it had received notice from Novartis Animal Health that it was terminating the agreement, without cause.

In June 2009, Velcera announced it had entered into a global licensing agreement with a multinational animal health company to develop a canine pain management product. In August 2009 and March 2010, we received milestone payments from Velcera of $156,250 and $62,500, respectively.

Manhattan Pharmaceuticals, Inc.
In April 2003, we entered into a 20-year exclusive license and development agreement with Manhattan Pharmaceuticals, Inc., or Manhattan, to develop propofol oral spray for the treatment of pre-procedural sedation. Under the terms of the agreement, we received a payment of $125,000 in June 2003, and a payment of $375,000 in November 2003. We are eligible to receive additional milestone payments, and royalty payments on sales. In July 2007, Manhattan announced that as part of a change in its strategic focus it intends to pursue appropriate sub-licensing opportunities for this product candidate. In November 2010, the agreement was terminated.

Intellectual Property
Our policy is to pursue patents, pursue trademarks, maintain trade secrets and use other means to protect our technology, inventions and improvements that are commercially important to the development of our business.

We have applied for U.S. and foreign patent protection for our oral spray drug delivery technology, which is the primary focus of our development activities. Currently, we own nine patents which have been issued in the U.S. and 53 patents which have been issued outside of the U.S. Additionally, we own 63 patents pending around the world. Additional patent applications may not be granted, or, if granted, may not provide adequate protection to us. We also intend to rely on whatever protection the law affords to trade secrets, including unpatented know-how. Other companies, however, may independently develop equivalent or superior technologies or processes and may obtain patents or similar rights with respect thereto.

Although we believe that we have developed our technology independently and have not infringed, and do not infringe, on the patents of others, third parties may make claims that our technology does infringe on their patents or other intellectual property. In the event of infringement, we may, under certain circumstances, be required to modify our infringing product or process or obtain a license. We may not be able to do either of those things in a timely manner if at all, and failure to do so could have a material adverse effect on our business. In addition, we may not have the financial or other resources necessary to enforce a patent infringement or proprietary rights violation action or to defend ourselves against such actions brought by others. If any of the products we develop infringe upon the patent or proprietary rights of others, we could, under certain circumstances, be enjoined or become liable for damages, which would have a material adverse effect on our business.

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

Further, we own the registered trademark NITROMIST in the U.S. and Canada.  In addition, we have applications for other trademarks pending around the world, which may or may not be granted.

Manufacturing and Clinical Supplies
We do not currently have in-house manufacturing capabilities.  Our two approved products, NitroMist and Zolpimist, have been licensed to strategic partners, and these strategic partners are responsible for manufacturing.  We rely on third party contract manufacturers to make the material used to support the development of our product candidates. We purchase the material used in our clinical trial activities from various companies and suppliers.

Sales and Marketing
We do not currently have sales or marketing capabilities. To date, we have chosen to license our approved products to strategic partners that have sales, marketing and distribution capabilities. In the future, we intend to pursue additional strategic alliances, as well as consider internal commercialization of our product candidates.  Since we do not currently have the financial, and other, resources to undertake sales and marketing activities, if we are unable to enter into additional strategic alliances, we may not be able to successfully market our products or product candidates.

Customers and Distribution
We do not currently sell or distribute pharmaceutical products.

Competition
We and our strategic partners face intense competition.  We are in competition with organizations which are larger and or better capitalized than us. We will be competing against established pharmaceutical companies that currently market products which are equivalent or functionally similar to those we intend to market. Prices of pharmaceutical products are significantly affected by competitive factors and tend to decline as competition increases. In addition, numerous companies are developing or may, in the future, engage in the development of products competitive with our proposed products. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as enhanced delivery system technologies gain greater acceptance. Additionally, the markets for formulated products which we have targeted for development are intensely competitive, involving numerous competitors and products. We intend to enhance our competitive position by focusing our efforts on our novel dosage forms.

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

Government Regulation

Pharmaceutical Regulation
The Food and Drug Administration, or FDA, and comparable regulatory agencies in other countries, regulate and impose substantial requirements upon the research, development, pre-clinical and clinical testing, labeling, manufacture, quality control, storage, approval, advertising, promotion, marketing, distribution and export of pharmaceutical products, as well as significant reporting and record-keeping obligations. State governments may also impose obligations in these areas. We may be subject to foreign regulatory requirements governing clinical trials and drug product sales if products are studied or marketed abroad. The approval process outside the U.S. varies from jurisdiction to jurisdiction and the time required may be longer or shorter than that required for FDA approval.

Regulation in the United States
New Drug Applications
The FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act or FDCA. The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any of our products will ever obtain approval. The FDA approval process for new drugs generally includes the following to enable the FDA to evaluate the product’s safety and effectiveness:

•
pre-clinical laboratory evaluations, including formulation and stability testing, and animal tests performed under the FDA's Good Laboratory Practices regulations to assess potential safety and effectiveness;

•
submission and approval of an Investigational New Drug Application, or IND, including results of pre-clinical studies, manufacturing information, and protocols for clinical studies, which must become effective before clinical trials may begin in the U.S.;

•	obtaining approval of Institutional Review Boards, or IRBs, to administer the product candidates to human subjects in clinical trials;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;
•	development of manufacturing processes that conform to FDA current Good Manufacturing Practices, or cGMPs, as confirmed by FDA inspection;
•	submission of results from pre-clinical and clinical studies, and chemistry, manufacturing and controls, or CMC, information on the product to the FDA in a New Drug Approval Application, or NDA; and
•	FDA review and approval of a NDA prior to any commercial sale or shipment of a product.

We cannot commence any clinical trials for our product candidates in the U. S. before we file an IND. Clinical trials may begin 30 days after an IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, an IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

Clinical trials involve the administration of the product candidate that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Each clinical trial must be reviewed and approved by an IRB, which will consider, among other things, ethical factors, and safety of human subjects. Also, clinical trials must be performed according to good clinical practices, which are enumerated in FDA regulations and guidance documents. The FDA or the IRB may require that we suspend clinical trials at any time on various grounds, including if the FDA makes a finding that the subjects participating in the trial are being exposed to an unacceptable health risk.

Clinical trials typically are conducted in sequential phases that may overlap: Phases 1, 2, 3 and 4.

In Phase 1 clinical trials, a drug is introduced into a small number of healthy human subjects or patients and tested for safety and dosage tolerance. Absorption, metabolism, distribution, and excretion testing is generally performed at this stage.

In Phase 2 clinical trials, a drug is usually tested on a limited number (generally up to several hundred) of subjects with the disease or medical condition for which the new drug is intended to be used, in order to determine dosage tolerance and optimal effective dose. Phase 2 studies evaluate the efficacy of the drug for specific, targeted indications, identify possible adverse effects and safety risks, and confirm the parameters to be used in expanded testing in Phase 3.

In Phase 3 clinical trials, a drug is usually tested on a larger number of subjects (up to several thousand), in an expanded patient population and at multiple clinical sites to demonstrate substantial evidence of clinical efficacy and safety to secure marketing approval.

In Phase 4 clinical trials or other post-approval commitments, additional studies and patient follow-up are conducted to gain experience from the treatment of patients in the intended therapeutic indication. Post-approval studies may be a requirement of NDA approval, or as part of a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of the product outweigh the risks.  Additionally, FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. When an accelerated approval is based upon a surrogate endpoint, postmarketing studies are ordinarily required to verify and describe the drug's clinical benefit and to resolve remaining uncertainty as to the relation of the surrogate endpoint upon which approval was based to clinical benefit, or the observed clinical benefit to ultimate outcome. Failure to promptly conduct Phase 4 clinical trials could result in FDA withdrawing approval granted under accelerated approval regulations.

We cannot assure you that we will successfully complete clinical testing of our product candidates within any specific time period, if at all.

The NDA is the request to market and commercially distribute the product, and must contain results of laboratory testing and clinical trials, as well as detailed information about the manufacturing process, quality control methods, and product composition to demonstrate that the product is safe and effective for its intended use. The facilities, procedures and operations for any of our contract manufacturers must be determined to be adequate by the FDA before product approval. Manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications and other FDA regulations before and after a NDA has been approved. Foreign manufacturing facilities are also subject to periodic FDA inspections or inspections by foreign regulatory authorities. Among other things, the FDA may withhold approval of NDAs or other product applications if deficiencies are found at the facility. Vendors that may supply us with finished products or components used to manufacture, package and label products are also subject to similar regulations and periodic inspections.

Each NDA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. According to the FDA’s fee schedule, effective on October 1, 2010 for the fiscal year 2011, the user fee for an application requiring clinical data, such as an NDA, is $1,542,000.  The FDA adjusts the user fees on an annual basis. PDUFA also imposes an annual product fee for prescription drugs ($86,520), and an annual establishment fee ($497,200) on facilities used to manufacture prescription drugs.  A written request can be submitted for a waiver for the application fee for the first human drug application that is filed by a small business, but there are no waivers for product or establishment fees.

After product approval, there are continuing significant regulatory requirements imposed by the FDA, including record-keeping requirements, obligations to report adverse side effects in patients using the products, and restrictions on advertising and promotional activities, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. Quality control and manufacturing procedures must continue to conform to cGMPs, and the FDA periodically inspects facilities to assess cGMP compliance. Additionally, post-approval changes in ingredient composition, manufacturing processes or facilities, product labeling, new indications for use, or other areas will require submission of an NDA Supplement to FDA for review and approval.

Failure to comply with FDA and other governmental regulations may result in an enforcement action by FDA, including Warning Letters, product recalls, suspension or revocation of product approval, seizure of product to prevent distribution, impositions of injunctions prohibiting product manufacture or distribution, and civil and criminal penalties and fines.

Section 505(b)(2) New Drug Applications
An NDA is submitted pursuant to Section 505(b)(1) or 505(b)(2) of the FDCA. A 505(b)(1) application requires full reports of safety and effectiveness. A 505(b)(2) application relies on information for which the applicant does not have a right of reference. For example, the applicant may rely, in part, on the safety and efficacy data of a product approved by FDA, or published medical literature, in support of its application. A 505(b)(2) application may provide an abbreviated pathway to FDA approval for new or improved formulations or new uses of previously approved products. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Thus, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

We expect that the majority of our product candidates in development will require the filing of 505(b)(2) NDAs because, although such products contain previously approved chemical entities, we or our licensees may seek to make new claims regarding therapeutic effects or lessened side effects, or both.

Regulation Outside the United States
If we market our products in foreign countries, we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required for FDA approval.  There is no assurance that any future FDA approval of any of our clinical trials or drugs will result in similar foreign approvals or vice versa.

Additional Regulation
Third-Party Reimbursement
In the United States, physicians, hospitals and other healthcare providers, including pharmacies, that purchase pharmaceutical products generally rely on third-party payors, principally private health insurance plans, pharmacy benefits managers, Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and when used in an institutional setting or a physician’s office, the procedure for which the product is being used. Even if a product is approved for marketing by the FDA, there is no assurance that third-party payors will cover the product, or fully reimburse the cost of the product if covered and related medical procedures. If they do not, purchasers of the drug would incur a financial loss on purchase and administration or dispensing of the drug, and our ability to market any such drug would be materially and adversely impacted.

Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis. In many foreign markets, including markets in which we hope to sell our products, the pricing of prescription pharmaceuticals is subject to government pricing control. In these markets, once marketing approval is received, pricing negotiations could take significant additional time. As in the United States, the lack of satisfactory reimbursement or inadequate government pricing of any of our products would limit their widespread use and lower potential product revenues.

Fraud and Abuse Laws
Federal and state anti-kickback and anti-fraud and abuse laws, as well as the federal Civil False Claims Act may apply to certain drug and device research and marketing practices. The Civil False Claims Act prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the United States. Actions under the Civil False Claims Act may be brought by the Attorney General or by a private individual acting as an informer or whistleblower in the name of the government. Violations of the Civil False Claims Act can result in significant monetary penalties and other potential sanctions. A judgment involving a finding of liability under the False Claims Act could also trigger the threat of permissive exclusion of the entity by the Department of Health and Human Services or the Office of Inspector General.  The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of healthcare providers, suppliers and drug and device manufacturers throughout the country for a wide variety of drug and device marketing and research practices, and has obtained multi-million dollar settlements. The federal government may continue to devote substantial resources toward investigating healthcare providers’, suppliers’ and drug and device manufacturers’ compliance with the Anti-Kickback Law, Civil False Claims Act and other fraud and abuse laws. We may have to expend significant financial resources and management attention if we ever become the focus of such an investigation, even if no illegal conduct occurred.

HIPAA
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires that covered entities, including many healthcare care providers, health plans and healthcare clearinghouses, use certain standard electronic transactions and safeguard the privacy and security of protected health information.  The Department of Health and Human Services has promulgated regulations implementing these HIPAA standards in the United States.  Additional regulations are to be promulgated to implement amendments to the HIPAA privacy and security standards pursuant to the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, which is part of the American Recovery and Reinvestment Act of 2009.

Employees
As of March 1, 2011, we had 4 employees, all of whom were full-time employees.

Company Information
We were incorporated in the state of Delaware in 1982.  Our corporate offices are located at 1200 Route 22 East, Suite 2000, Bridgewater, New Jersey, 08807.  Our telephone number is (908) 203-4640.  Our website address is www.novadel.com.  Information contained on, or accessible through, our website is not part of this report or our other filings with the Securities and Exchange Commission, or SEC.  We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we electronically file such reports with the SEC.  Our SEC filings are also available to the public from the SEC’s website at www.sec.gov.

Item 1A.    Risk Factors.

Risks Related to Our Business

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2010, were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report on our 2010 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We will require significant additional capital to fund our operations.

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, and preclinical studies.

Since 2007, we significantly reduced expenditures on our approved products and our product candidate pipeline.  During 2010, we utilized capital primarily to maintain the FDA approvals for NitroMist and Zolpimist, our two approved products, and to progress development for our product candidate Duromist.  In 2010, we initiated and completed a pilot PK study of Duromist.  During 2011, we intend to use additional capital to complete the clinical trials for Duromist and file a New Drug Application for product approval.  We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing, to complete the development of this product and other products in our product development pipeline.

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

During 2010, we recorded net proceeds of $1,514,000 from public and private offerings of our securities.
We are seeking to raise additional capital in 2011 to fund our operations and future development. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.

As of December 31, 2010, we had $900,000 in cash and cash equivalents, and $744,000 in receivables.  We collected the entire $744,000 of receivables in January and February 2011.  In February 2011, we sold 1,667 shares of our preferred stock for gross proceeds of approximately $1.6 million.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through June 30, 2011.

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

Since 2007, we significantly reduced expenditures on our approved products and our product candidate pipeline.  During 2010, we utilized capital primarily to maintain the FDA approvals for NitroMist and Zolpimist, our two approved products, and to progress development for our product candidate Duromist.  In 2010, we initiated and completed a pilot PK study of Duromist.  During 2011, we intend to use additional capital to complete the clinical trials for Duromist and file a New Drug Application for product approval.  We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing, to complete the development of this product and other products in our product development pipeline. There can be no assurances that we will be able to secure additional capital, and as a result, there can be no assurances as to whether, and when, we will be able to resume our clinical development activities.

We have incurred losses since inception and we may continue to incur losses for the foreseeable future.  Product revenues for products which we license out are dependent upon the commercialization efforts of our partners, including the sales and marketing efforts of Akrimax relating to NitroMist and HiTech Pharmacal relating to Zolpimist.

We are a specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our proposed products, however our licensees for NitroMist and Zolpimist commercially launched these products in January 2011. We cannot be certain as to when to anticipate commercializing and marketing any of our other product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future.

We had an accumulated deficit as of December 31, 2010 of approximately $85,432,000. We incurred losses in each of our last three fiscal years, including net losses of approximately $2,666,000 for the year ended December 31, 2010, $7,577,000 for the year ended December 31, 2009 and $9,586,000 for the year ended December 31, 2008. Additionally, we have reported negative cash flows from operations of $3,280,000 for the year ended December 31, 2010, $1,578,000 for the year ended December 31, 2009 and $5,533,000 for the year ended December 31, 2008. We anticipate that, even with our limited research and development activities, we could incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and administrative costs associated with operating as a SEC registrant.  We expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels.  Our ability to receive product revenue from the sale of products and achieve profitability is dependent on a number of factors, including our ability to complete the development of our product candidates, obtain the required regulatory approvals and the successful commercialization of our product candidates by commercial partners.

The uncertainty created by current economic conditions and possible terrorist attacks and military responses thereto could have a material adverse effect on our ability to sell our products, and to secure additional financing.

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

We have no experience in marketing or distribution at the consumer level of our product candidates. Moreover, we do not have the financial or other resources to undertake extensive marketing and advertising activities. Accordingly, we intend generally to rely on marketing arrangements, including possible joint ventures or license or distribution arrangements with third-parties. Except for our agreements with Kwang Dong, Mist, ECR, BioAlliance, Par, Velcera and Talon, we have not entered into any significant agreements or arrangements with respect to the marketing of our product candidates. We may not be able to enter into any such agreements or similar arrangements in the future and we may not be able to successfully market our products. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements, it could impair our ability to commercialize our products.

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

With respect to other suppliers, we operate primarily on a purchase order basis beyond which there is no contract memorializing our purchasing arrangements. The inability to enter into agreements or otherwise arrange for adequate or timely supplies of principal raw materials and the possible inability to secure alternative sources of raw material supplies, or the failure of DPT Laboratories to comply with their supply obligations to us, could have a material adverse effect on our ability to arrange for the manufacture of formulated products. In addition, development and regulatory approval of our products are dependent upon our ability to procure active ingredients and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier would be required if active ingredients or such packaging materials were no longer available from the originally specified supplier, which may result in manufacturing delays. If we do not maintain important manufacturing relationships, we may fail to find a replacement manufacturer or to develop our own manufacturing capabilities. If we cannot do so, it could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete any profit margins. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

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

The development, manufacture and commercialization of pharmaceutical products is generally subject to extensive regulation by various federal and state governmental entities. The FDA, which is the principal U.S. regulatory authority over pharmaceutical products, has the power to seize adulterated or misbranded products and unapproved new drugs, to request their recall from the market, to enjoin further manufacture or sale, to publicize certain facts concerning a product and to initiate criminal proceedings. As a result of federal statutes and FDA regulations pursuant to which new pharmaceuticals are required to undergo extensive and rigorous testing, obtaining pre-market regulatory approval requires extensive time and expenditures. Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, as amended (21 U.S.C. 301 et. seq.), a new drug may not be commercialized or otherwise distributed in the U.S. without the prior approval of the FDA or pursuant to an applicable exemption from the FFDCA. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit an NDA which includes complete reports of pre-clinical, clinical and laboratory studies to prove such product’s safety and efficacy. Prior to submission of the NDA, it is necessary to submit an Investigational New Drug, or IND, to obtain permission to begin clinical testing of the new drug. Such clinical trials are required to meet good clinical practices under the FFDCA. Given that our current product candidates are based on a new technology for formulation and delivery of active pharmaceutical ingredients that have been previously approved and that have been shown to be safe and effective in previous clinical trials, we believe that we will be eligible to submit what is known as a 505(b)(2). We estimate that the development of new formulations of pharmaceutical products, including formulation, testing and NDA submission, generally takes two to three years under the 505(b)(2) NDA process. Our determinations may prove to be inaccurate or pre-marketing approval relating to our proposed products may not be obtained on a timely basis, if at all. The failure by us to obtain necessary regulatory approvals, whether on a timely basis or at all, would have a material adverse effect on our business. The filing of an NDA with the FDA is an important step in the approval process in the U.S. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted.

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

We have entered into strategic license agreements with: (i) Talon, for the development and marketing rights in the U.S. and Canada which were subsequently sublicensed to Par for our ondansetron oral spray Zensana, (ii) Velcera, in connection with veterinary applications for currently marketed veterinary drugs, (iii) BioAlliance Pharma SA, for the European rights for ondansetron oral spray Zensana, (iv) Mist Acquisition, LLC, for the manufacturing and commercialization rights in the United States, Canada and Mexico for our lingual spray version of nitroglycerine, NitroMist, (v) ECR Pharmaceuticals Company, for the manufacturing and commercialization rights in the United States and Canada for our oral spray formulation of zolpidem tartrate, Zolpimist, (vi) Kwang Dong Pharmaceuticals, for the South Korean rights for ondansetron oral spray Zensana.

Our success depends upon obtaining additional collaboration partners and maintaining our relationships with our current partners. In addition, we may depend on our partners’ expertise and dedication of sufficient resources to develop and commercialize proposed products. For example, in November 2008, Par announced that it had completed bioequivalence studies on Zensana with mixed results and, as a result, it had ceased development of the product. Since such time, we have had numerous meetings and discussions with both Par and Talon regarding the development of Zensana. We cannot assure you that Par or Talon will perform under our license agreements.

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

Section 505(b)(2) of the FFDCA was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of a NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For example, the Hatch-Waxman Act permits an applicant to rely upon the FDA’s findings of safety and effectiveness for an approved product. The FDA may also require companies to perform one or more additional studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or some of the label indications for which the referenced product has been approved, or a new indication sought by the Section 505(b)(2) applicant.

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

Furthermore, the life of our patents is limited. Such patents, which include relevant foreign patents, expire on various dates. We have filed, and when possible and appropriate, will file, other patent applications with respect to our product candidates and processes in the U.S. and in foreign countries. We may not be able to develop additional products or processes that will be patentable or additional patents may not be issued to us. See also “Risk Factors—If We Cannot Meet Requirements Under our License Agreements, We Could Lose the Rights to our Products.”

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

There are certain interlocking relationships and potential conflicts of interest.

Mr. Steven B. Ratoff, our Chairman, President, and Chief Executive Officer, has a relationship, both with us as well as with certain of our affiliates, which creates the potential for a perceived conflict of interest.  As of December 31, 2010, ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P., collectively referred to herein as ProQuest, directly and indirectly, beneficially owns approximately 42% of our outstanding common stock (assuming full exercise of the warrants held by ProQuest). As such, ProQuest may be deemed to be our affiliate.  Mr. Ratoff has served as a venture partner with ProQuest since December 2004.  However, he has no authority for investment decisions by ProQuest.

As a result of this and other relationships, the potential for perceived conflicts of interest exists. In addition, in the event that we become involved in stockholder litigation regarding these potential conflicts, we might be required to devote significant resources and management time defending the company from these claims, which could adversely affect our results of operations.

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

Provisions of our certificate of incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. Our certificate of incorporation allows us to issue shares of preferred stock without any vote or further action by our common stockholders. For example, on February 11, 2011, we authorized 1,667 shares of Series A Preferred Stock in connection with our public offering of Series A Preferred Stock and accompanying warrants. Our Board has the authority to fix and determine the relative rights and preferences of such preferred stock.  As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of our common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

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

Risk Related to Our Common Stock

Because our common stock is quoted on the Over-the-Counter Bulletin Board, the liquidity of our common stock may be impaired.

Because our common stock is quoted on the Over-the-Counter Bulletin Board, or OTCBB, the liquidity of the common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was listed on NYSE Amex LLC or another national securities exchange.

We are influenced by current stockholders, officers and directors.

Our directors, executive officers and principal stockholders and certain of our affiliates have the ability to influence the election of our directors and most other stockholder actions. As of December 31, 2010, management and our affiliates currently beneficially own, including shares they have the right to acquire, approximately 47% of the common stock on a fully-diluted basis. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Specifically, ProQuest has the ability to exert significant influence over matters submitted to our stockholders for approval. Such positions may discourage or prevent any proposed takeover of us, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices. Our directors, executive officers and principal stockholders may influence corporate actions, including influencing elections of directors and significant corporate events.

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

During the year ended December 31, 2010, the closing price of our common stock has ranged from $0.14 to $0.29. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. Our relatively low volume and low number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

Additional authorized shares of our common stock and preferred stock available for issuance may result in dilution or adversely affect the market.

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our common stockholders. As of December 31, 2010, there were 98,681,029 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of December 31, 2010, we had outstanding stock options and warrants to purchase approximately 29.9 million shares of common stock, the exercise prices of which range between $0.17 per share and $3.18 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. In addition, as of December 31, 2010, 470,000 and 10,281,000 shares remain available for issuance under the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, respectively.

To the extent we issue additional equity securities or such options or warrants are exercised, the holders of our common stock will experience further dilution.

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

In addition, on February 11, 2011, we authorized 1,667 shares of Series A Preferred Stock in connection with our public offering of Series A Preferred Stock and accompanying warrants.  As of the closing of this transaction, we did not have a sufficient number of shares of our common stock authorized to permit the full exercise of the accompanying warrants.  As a result, we have agreed to hold a stockholders’ meeting no later than July 31, 2011 to approve an increase in the authorized shares of our common stock to permit the full exercise of such warrants.

While we have no present plans to issue any additional shares of preferred stock, our Board has the authority, without stockholder approval (other than approval by the holders of the Series A Preferred Stock), to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of our common stock.

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

As of December 31, 2010, we have 98,681,029 shares of common stock issued and outstanding and approximately 29.9 million shares of common stock issuable upon the exercise of outstanding stock options and warrants.

In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval.  For example, we have agreed to hold a stockholders’ meeting no later than July 31, 2011 to approve an increase in the authorized shares of our common stock to permit the full exercise of certain of the warrants issued in our public offering of Series A Preferred Stock and accompanying warrants in February 2011. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

We have entered into agreements with the holders of our common stock that requires us to continuously maintain as effective, a registration statement covering the underlying shares of common stock. Such registration statements were declared effective on May 30, 2006 and July 28, 2005 and must continuously remain effective for a specified term. If we fail to continuously maintain such a registration statement as effective throughout the specified term, we may be subject to liability to pay liquidated damages.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of February 1, 2010, we lease four offices in Bridgewater, New Jersey, pursuant to a lease agreement that expires in January 2012.  We believe that our current facilities are adequate for our needs through January 2012.

Before February 1, 2010, we leased approximately 31,800 square feet of laboratory, warehouse, and office space in Flemington, NJ.  We no longer lease that facility.

Item 3.    Legal Proceedings.

We are not a named party in any material legal proceedings.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “NVDL.OB” since December 24, 2009. It was previously listed on the NYSE Amex LLC since May 11, 2004.  The following table sets forth the range of high and low closing sales prices of our common stock as reported by the NYSE Amex LLC and OTCBB during the year ended December 31, 2009 and December 31, 2010.

	Closing Sale Prices ($)
	High	Low
Year Ended December 31, 2009
First Quarter	0.40	0.20
Second Quarter	0.42	0.20
Third Quarter	0.32	0.23
Fourth Quarter	0.32	0.13

Year Ended December 31, 2010
First Quarter	0.16	0.28
Second Quarter	0.18	0.23
Third Quarter	0.15	0.20
Fourth Quarter	0.16	0.25

Holders

The number of record holders of our common stock as of March 24, 2011 was approximately 62.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never paid dividends on our common stock.  We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

Information regarding our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated by reference herein.

Performance Graph

The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from July 31, 2006 through December 31, 2010 of an initial investment of $100 invested in (a) NovaDel Pharma Inc.’s common stock, (b) the Total Return Index for the Russell Micro Cap Index and (c) the Research Data Group (RDG) Microcap Pharmaceutical Index. Total Return Index values are prepared by the Research Data Group. The stock price performance is not included to forecast or indicate future price performance.

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*

Among NovaDel Pharma Inc., the Russell MicroCap Index
and the RDG MicroCap Pharmaceutical Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
7/06
12/06
12/07
12/08
12/09
12/10
NovaDel Pharma Inc.
Russell MicroCap
RDG MicroCap Pharmaceutical

*$100 invested on 7/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	7/06	12/06	12/07	12/08	12/09	12/10

NovaDel Pharma Inc.	100.00	136.67	20.00	26.67	14.33	15.42
Russell MicroCap	100.00	113.67	104.58	62.98	80.28	103.48
RDG MicroCap Pharmaceutical	100.00	106.23	95.16	42.32	40.50	36.16

Item 6.    Selected Financial Data

The following Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, and the financial statements and the notes to those statements beginning on page F-1 of this Annual Report on Form 10-K. The data set forth below for the year ended December 31, 2006 is unaudited, and there were no seasonal or other significant factors which affect comparability.  The data set forth below with respect to our Balance Sheet data as of July 31, 2006 is derived from our Financial Statements, which are not included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,					Five Months Ended December 31,	Year Ended July 31,
Statement of Operations Data:	2010	2009	2008	2007	2006	2006	2006
	(In thousands, except per share amounts)
					(unaudited)
Total revenue	$2,826	$422	$361	$469	$3,280	$2,067	$1,890
Total expense	5,794	6,517	8,951	18,656	13,544	6,519	12,454
Loss from operations	(2,968)	(6,095)	(8,590)	(18,187)	(10,264)	(4,452)	(10,564)
Other income (expense), net	302	(385)	—	(66)	—	—	—
Interest expense	1	2,160	1,868	—	—	—	—
Interest income	1	6	137	632	337	180	224
Income tax benefit	—	(1,057)	(735)	(658)	(467)	(467)	(256)
Net loss	$(2,666)	$(7,577)	$(9,586)	$(16,963)	$(9,460)	$(3,805)	$(10,084)

Basic and diluted loss per common share	$(0.03)	$(0.12)	$(0.16)	$(0.29)	$(0.20)	$(0.08)	$(0.23)
Weighted average common shares outstanding – basic and diluted	95,618	61,346	59,592	59,497	46,732	49,522	43,000

	December 31,					July 31,
Balance Sheet Data:	2010	2009	2008	2007	2006	2006
	(In thousands)
Cash, cash equivalents, and short-term investments	$900	$2,663	$4,328	$6,384	$20,276	$10,138
Total assets	2,218	4,453	7,316	10,363	24,316	14,822
Total current liabilities	4,372	4,588	5,563	4,211	3,146	2,200
Total liabilities	8,061	8,794	10,057	6,189	5,718	4,777
Accumulated deficit	(85,432)	(82,766)	(74,829)	(65,243)	(48,280)	(44,475)
Total stockholders’ equity (deficiency)	$(5,843)	$(4,341)	$(2,741)	$4,174	$18,598	$10,045

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

Overview

Company Overview
NovaDel Pharma Inc. is a specialty pharmaceutical company that develops oral spray formulations of marketed pharmaceutical products. Our patented oral spray drug delivery technology seeks to improve the efficacy, safety, patient compliance, and patient convenience for a broad range of prescription medications.  Our products and product candidates are as follows:

	Active Ingredient	Indications	Stage of Development	Partner

Products
NitroMist®	Nitroglycerin	Angina Pectoris	Market	Akrimax Pharmaceuticals
ZolpimistTM	Zolpidem	Insomnia	Market	Hi-Tech Pharmacal

Product Candidates
DuromistTM	Sildenafil	Erectile Dysfunction	Clinical development	—
ZensanaTM	Ondansetron	Nausea/Vomiting	Clinical development	Talon Therapeutics
Par Pharmaceuticals
BioAlliance Pharma
Kwang Dong Pharma.
NVD-201	Sumatriptan	Migraine headache	Clinical development	—
NVD-301	Midazolam	Pre-Procedure Anxiety	Preclinical development	—

NitroMist®
NitroMist, our oral spray formulation of nitroglycerin, has been approved by the United States Food and Drug Administration, or FDA, for acute relief of an attack of angina pectoris, or acute prophylaxis of angina pectoris, due to coronary artery disease. In October 2009, we entered into an exclusive license and distribution agreement with Akrimax Pharmaceuticals LLC, through its affiliate Mist Acquisition LLC, to manufacture and commercialize NitroMist in North America. Under the terms of the agreement, we received an upfront payment of $1,000,000, a milestone payment of $500,000 in October 2010 and a milestone payment of $500,000 in January 2011. We are eligible to receive royalty payments of up to 17% of net sales. Akrimax Pharmaceuticals began marketing NitroMist in January 2011.

ZolpimistTM
Zolpimist, our oral spray formulation of zolpidem, has been approved by the FDA for short-term treatment of insomnia. Zolpidem is the active ingredient in Ambien®, a leading prescription medication for the treatment of insomnia, marketed by Sanofi-Aventis. In November 2009, we entered into an exclusive license and distribution agreement with Hi-Tech Pharmacal Co., Inc., through its wholly owned subsidiary ECR Pharmaceuticals Company, Inc., to manufacture and commercialize Zolpimist in the U.S. and Canada. Under the terms of the agreement, we received an upfront payment of $3,000,000. We are eligible to receive royalty payments of up to 15% of net sales. ECR Pharmaceuticals began marketing Zolpimist in February 2011.

DuromistTM
Duromist, our oral spray formulation of sildenafil, is being developed for the treatment of erectile dysfunction. Sildenafil is the active ingredient in Viagra®, a leading prescription medication for the treatment of erectile dysfunction, marketed by Pfizer. The patent for Viagra is expected to expire in the second quarter of 2012. We believe that an oral spray version of sildenafil may afford faster onset of therapeutic action, and may allow for a lower dose compared to tablets.

The preclinical work has been completed, and a prototype formulation with satisfactory stability has been developed. In July 2010, we initiated a non-IND pilot pharmacokinetic, or PK, clinical trial comparing Duromist to Viagra. The trial was designed to assess the relative bioavailability and safety of one, two and three doses of 10 mg/0.12ml of Duromist, compared to that of the 25 mg Viagra tablet. The trial was a single-center, open-label, single-dose, randomized, four-period, four-treatment, crossover study under fasting conditions. The total number of healthy adult male subjects enrolled in the study was 24. All subjects were required to stay at the clinical site for at least 24 hours after each treatment period.

In October 2010, we announced positive data from this trial. The preliminary data demonstrated that the 20 mg dose (two sprays) of Duromist is bioequivalent to the 25 mg Viagra tablet with respect to systemic exposure (AUC0-inf). The mean AUC0-inf for the 10 mg dose (one spray) was approximately 40% of the 25 mg Viagra tablet, as expected. The mean AUC0-inf for the 30 mg dose (three sprays) was approximately 40% higher than the 25 mg Viagra tablet, which is about 20% higher than expected. The increased systemic exposure observed with the 20 and 30 mg oral spray doses compared to the 25 mg Viagra tablet is suggestive of absorption of sildenafil via the oral transmucosal route.

A slightly lower maximum measured plasma concentration (Cmax) than that of the 25 mg Viagra tablet was observed with the 20 mg oral spray dose. The Tmax (or time point at Cmax) for the 20 mg oral spray dose was essentially the same as the 25 mg Viagra tablet (1.10 and 1.04 hours, respectively). Duromist demonstrated an excellent safety profile and was well tolerated in the pilot PK study.

In February 2011, we had a pre-IND meeting with the FDA.  At that meeting we discussed the requirements for opening an IND, as well as the entire clinical and nonclinical development plan for a new drug application, or NDA, for Duromist.  In 2011, we plan to open the IND, complete the required clinical and nonclinical work, and file a NDA.  In order to do this we will need to secure additional funding or a development partner.

ZensanaTM
Zensana is our oral spray formulation of ondansetron. Ondansetron is the active ingredient in Zofran®, a leading prescription medication for the treatment of chemotherapy-induced nausea and vomiting, marketed by GlaxoSmithKline, or GSK. In October 2004, we entered into an exclusive license and development agreement with Talon Therapeutics, Inc. (formerly Hana Biosciences, Inc.), or Talon, to develop and market Zensana in the U.S. and Canada. In July 2007, we entered into an amended and restated license and development agreement with Talon and a product development and commercialization sublicense agreement with Talon and Par Pharmaceutical, Inc., or Par, pursuant to which Talon granted a sublicense to Par to develop and commercialize Zensana. Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana in the United States and Canada. Par had previously announced that it expected to complete clinical development on the revised formulation of Zensana during 2008, and expected to submit a new NDA for Zensana by the end of 2008. However, in November 2008, Par announced that it had completed bioequivalency studies on Zensana with mixed results, and had ceased development of the product.

In January 2007, we entered into an exclusive license agreement with Kwang Dong Pharmaceuticals, or Kwang Dong, to develop and commercialize Zensana in South Korea. Under the terms of the agreement, we received an upfront fee of $100,000. We are eligible to receive additional milestone payments totaling $200,000, as well as royalty payments on net sales. Product development in South Korea is subject to the completion of product development in the U.S.

In May 2008, we entered into an exclusive license and supply agreement with BioAlliance Pharma SA, or BioAlliance, to develop and commercialize Zensana in Europe. Under the terms of the agreement, we received an upfront fee of $3,000,000. We are eligible to receive additional milestone payments totaling approximately $24 million, as well as royalty payments on net sales. Product development in Europe is subject to the completion of product development in the U.S.

NVD-201
NVD-201 is our oral spray formulation of sumatriptan. Sumatriptan is the active ingredient in Imitrex®, a leading prescription medication for the treatment of migraine headache, marketed by GSK. We have completed a series of pilot pharmacokinetic clinical trials evaluating multiple doses of NVD-201 given to healthy adults. The results from these trials demonstrated that NVD-201 was well tolerated, achieved plasma concentrations in the therapeutic range, achieved a statistically significant increase in absorption rate when compared with Imitrex® tablets, and achieved up to a 50% increase in relative bioavailability in comparison with Imitrex® tablets. In September 2008, we announced the results from a pilot efficacy study for NVD-201. As previously announced, we believe this trial demonstrates that treatment with NVD-201 is safe and effective in relieving migraine headaches at a dose lower than that for sumatriptan tablets. In order to pursue further clinical development of this product candidate, we will need to secure project financing, equity financing or a development partner.

NVD-301
NVD-301 is our oral spray formulation of midazolam. Midazolam is a leading prescription medication used for sedation during diagnostic, therapeutic and endoscopic procedures. We believe that NVD-301 has the potential to be an easy-to-use, rapid onset product, useful in the relief of pre-procedure anxiety suffered by many patients prior to undergoing a wide variety of procedures performed in hospitals, imaging centers, ambulatory surgery centers and dental offices. In order to pursue further clinical development of this product candidate, we will need to secure project financing, equity financing or a development partner.

Other Product Candidates
Our veterinary initiatives are being carried out by our partner, Velcera, Inc., or Velcera. In June 2004, we entered into an exclusive license and development agreement with Velcera. In June 2009, Velcera announced it had entered into a global licensing agreement with a multinational animal health company to develop a canine pain management product. In August 2009 and March 2010, we received milestone payments from Velcera of $156,250 and $62,500, respectively. We are eligible to receive additional milestone payments, and royalty payments on sales.

In April 2003, we entered into an exclusive license and development agreement with Manhattan Pharmaceuticals, Inc., or Manhattan, for the development of propofol oral spray. Propofol is the active ingredient in Diprivan®, a leading intravenous anesthetic marketed by AstraZeneca. In July 2007, Manhattan announced its intention to pursue appropriate sub-licensing opportunities for this product candidate. In November 2010, the agreement was terminated.

Going Concern and Management’s Plan
Our independent registered public accounting firm has included an explanatory paragraph in their report on our 2010 financial statements related to the uncertainty and substantial doubt of our ability to continue as a going concern.

We have incurred net losses of $2.7 million, $7.6 million, and $9.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Since inception, and through December 31, 2010, we have accumulated deficit of $85.4 million.

As of December 31, 2010, we had $900,000 in cash and cash equivalents, and $744,000 in receivables.  We collected the entire $744,000 of receivables in January and February 2011.  In February 2011, we sold 1,667 shares of our preferred stock for gross proceeds of approximately $1.6 million.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through June 30, 2011.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Our management plans to address the expected shortfall of working capital by securing additional funding through equity financings, strategic alternatives or similar transactions. There can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures.

Results of Operations

Comparison of the Year ended December 31, 2010 and 2009
License fees, milestone fees and other revenue earned for the year ended December 31, 2010 were $2,826,000 as compared to $422,000 for the year ended December 31, 2009.   The increase was primarily due to license fees and milestone fees of $2,000,000 that were earned by us achieving contractual milestones associated with the launch of NitroMist.  We were also awarded a grant for $244,000 under the Federal Qualifying Therapeutic Discovery Project program.

Total operating expenses decreased by $723,000 or 11% from $6,517,000 in 2009 to $5,794,000 in 2010.

Research and development expenses increased by $313,000, or 13%, from $2,473,000 in 2009 to $2,786,000 in 2010.  Research and development costs consist primarily of fees paid to contract research organizations, manufacturing costs for our product candidates, contractor and consulting fees, salaries and benefits, and allocated facility and administrative costs.  Research and development expenses increased primarily as a result of a $1,838,000 increase in costs associated with the development of Duromist, our sole development focus in 2010.  The costs included all activities related to the planning and execution of our non-IND pilot PK clinical trial.  The increase in cost for the Duromist program was partially offset by a decrease in costs for all other development programs, as well as a decline in personnel costs and facility costs.

General and administrative expenses decreased by $1,036,000, or 26%, from $4,044,000 in 2009 to $3,008,000 in 2010.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, facility costs, and other corporate expenses. The decrease is primarily attributable to reduced personnel costs, due to a decrease in headcount, and reduced facility costs, due to the relocation of our offices.

Other income from a valuation adjustment of a derivative liability was $302,000 in 2010.  The derivative liability is related to warrants issued in conjunction with our common stock offering on March 31, 2010.  The income was due to a gain resulting from the decline in the fair value of the derivative liability at December 31, 2010.  The decline in the fair value of the derivative liability was due to the decrease in the price of our common stock, as well as the expiration of certain warrants on September 30, 2010.  Other income from a valuation adjustment of a derivative liability was $360,000 in 2009.  This derivative liability was related to warrants issued in conjunction with a convertible notes offering in 2008.  The income was recorded upon the expiration of warrants.

In 2009 we incurred a loss on disposition of fixed assets in the amount of $745,000 related to the relocation of facilities.  There was no such activity in 2010.

Interest expense decreased by $2,159,000, or 99%, from $2,160,000 in 2009 to $1,000 in 2010.  The interest was incurred on our convertible notes. This decrease in interest expense reflects the conversion of the convertible notes to common stock in 2009.

The resulting net loss for the year ended December 31, 2010 was $2,666,000 as compared to $7,577,000 for the year ended December 31, 2009.

Comparison of the Year ended December 31, 2009 and December 31, 2008
License fees and milestone fees earned for the year ended December 31, 2009 were $422,000 as compared to $361,000 for the year ended December 31, 2008.

Total operating expenses decreased by $2,434,000, or 27%, from $8,951,000 in 2008 to $6,517,000 in 2009.

Research and development expenses decreased by $1,405,000, or 36%, from $3,878,000 in 2008 to $2,473,000 in 2009.  Research and development costs consisted primarily of salaries and benefits, contractor and consulting fees, drug supplies for preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs.  Research and development expenses in the year ended December 31, 2009 decreased primarily as a result of a $987,000 decrease in internal costs due to restructuring activities and substantially reduced development activities, a $571,000 decrease in product development costs for our Zolpimist™ product candidate, as development efforts were substantially completed during 2007, and a $199,000 decrease in product development costs for our Sumatriptan product candidate, due to delayed activity on this project.  These decreases were offset in part by a $457,000 increase in costs associated with NitroMist, primarily process validation, method transfer activities and lab supplies expenses.

General and administrative expenses decreased by $678,000, or 14% from $4,722,000 in 2008 to $4,044,000 in 2009.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal and administrative personnel, professional fees, facility costs, and other corporate expenses.  The decrease in general and administrative expenses is primarily attributable to a decrease in our employee-related costs and a reduction in stock compensation expense due to a decrease in headcount during the year.

Other income (expense) for the year ended December 31, 2009 relates to the reversal of the warrant liability upon expiration of the related warrants initially recorded upon our adoption of ASC 815-40-15 in the amount of $360,000, and the loss on disposition of fixed assets in the amount of $745,000.

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

Liquidity and Capital Resources
From our inception, our principal sources of capital have been revenue from our partnership agreements, consulting revenue, private placements and public offerings of our securities, as well as loans and capital contributions from our principal stockholders. We have had a history of recurring losses, giving rise to an accumulated deficit as of December 31, 2010 of $85,432,000, as compared to $82,766,000 as of December 31, 2009. We have had negative cash flows from operating activities of $3,280,000 and $1,578,000 for the years ended December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, we had a working capital deficiency of $2,382,000 as compared to working capital deficiency of $495,000 as of December 31, 2009, representing a net decrease in working capital of approximately $1,887,000. The decrease in working capital was primarily attributable to our net loss of for the year ended December 31, 2010 of $2,666,000 offset in part by $1,514,000 in net proceeds from the issuance of common stock through private placements in 2010.

Until and unless our operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through these sources of capital in transactions similar to those described below. Our long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of our equity or debt securities or bridge loans to us from third-party lenders, license payments from current and future partners, and royalty payments from sales of approved drugs by partners. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

During the periods covered by our financial statements, we have financed our operations primarily through the following transactions:

•
In March 2010, we completed a registered direct offering of 9,100,001 shares of our common stock, at a price of $0.165 per share, for net proceeds of $1,323,000. The investors received five-year warrants to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. The exercise price of these warrants are subject to adjustment as provided by such warrants.

•
In July 2009, we entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP would purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3-day volume weighed average price prior to the scheduled closing was greater than or equal to the stated floor price of $0.25 per share.  Through December 31, 2009, we issued 4,500,000 shares of the common stock and received gross proceeds of $1,055,000.  We received net proceeds of $1,183,000 through March 31, 2010 of which $191,000 was received for 1,000,000 shares during the three months ended March 31, 2010.  On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP.

•
In November 2009, we entered into an exclusive license and distribution agreement with Hi-Tech Pharmacal Co., Inc., through its wholly owned subsidiary ECR Pharmaceuticals Company, Inc., to manufacture and commercialize Zolpimist in the U.S. and Canada. Under the terms of the agreement, we received an upfront payment of $3,000,000. We are eligible to receive royalty payments of up to 15% of net sales. ECR Pharmaceuticals began marketing Zolpimist in February 2011.

•
In October 2009, we entered into an exclusive license and distribution agreement with Akrimax Pharmaceuticals LLC, through its affiliate Mist Acquisition LLC, to manufacture and commercialize NitroMist in North America. Under the terms of the agreement, we received an upfront payment of $1,000,000, a milestone payment of $500,000 in October 2010 and a milestone payment of $500,000 in January 2011. We are eligible to receive royalty payments of up to 17% of net sales. Akrimax Pharmaceuticals began marketing NitroMist in January 2011.

•
In August 2009 and March 2010, we received milestone payments from Velcera, Inc. of $156,250 and $62,500, respectively.  We received these payments under the license and development agreement we entered into with Velcera, Inc. in June 2004.

•
In May 2008, we entered into an exclusive license and supply agreement with BioAlliance Pharma SA, or BioAlliance, to develop and commercialize Zensana in Europe. Under the terms of the agreement, we received an upfront fee of $3,000,000. We are eligible to receive additional milestone payments totaling approximately $24 million, as well as royalty payments on net sales.

•
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

In addition, in February 2011, we completed a public offering of 1,667 shares of our Series A Preferred Stock at a price of $1,000 per share, with an original issue discount of 4%, for gross proceeds of $1.6 million.  The investors also received warrants, with a 5 year term from its initial exercise date, to purchase up to 16,670,000 shares of common stock at an exercise price of $0.15 per share; warrants, with a 1 year term, to purchase up to 16,670,000 shares of common stock at an exercise price of $0.10 per share; and warrants, with a 5 year term from its initial exercise date, to purchase up to 16,670,000 shares of common stock at an exercise price of $0.15 per share, which may be exercised by the holder thereof to the extent and in the same percentage that the holder exercises its 1 year warrant. The 1 year warrants are immediately exercisable, while the other warrants are only exercisable on and after February 15, 2012.

We will seek to raise additional capital in 2011 to fund our operations and future development activities through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt.  In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or if we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or, if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.  If we are unable to raise additional capital, and we do not use our existing working capital to fund our development plans, we will have sufficient cash on hand to fund operating costs through June 30, 2011.

Our audited financial statements for the fiscal year ended December 31, 2010 were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. We believe that the cash inflows that have been generated from our financing transactions and our licensing transactions and any additional potential cash inflows that may be received during 2011 will improve our ability to continue our operations as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The following table sets forth our aggregate contractual cash obligations as of December 31, 2010.

			Payments Due By Period
	Total	<1 year	1-3 years	3-5 years	5 years +
Operating leases	$49,712	$45,888	$3,824	—	—
Total contractual cash obligations	$49,712	$45,888	$3,824	$—	$—

We have entered into employment agreements with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. These agreements generally expire upon termination for cause or when the Company has met its obligations under these agreements. As of December 31, 2010, no events have occurred resulting in the obligation of any such payments.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an ongoing basis.  We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results.

Revenue Recognition
We receive revenue from our license agreements. Upfront non-refundable license fees are recognized as earned, or they are deferred and subsequently recognized into revenue on a straight-line basis over the contracted or estimated period of performance, which is typically contractual term.  Milestone payments are recognized on achievement of the milestone, unless the amounts received are creditable against royalties or we have on-going performance obligations.  Royalty payments, if any, will be recognized on sale of the related product, provided the royalty amounts are fixed and determinable, and collection of the related receivable is probable.

Accrued Expenses
We are required to estimate accrued expenses as part of preparing our financial statements. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of services for which we must estimate accrued expenses include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with our preclinical studies and clinical trials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs which have been incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us. To date, we have been able to reasonably estimate these costs; however, if we increase the level of services performed on our behalf, it will become increasingly more difficult for us to estimate these costs, which could result in our reported expenses for future periods being too high or too low.

Stock-Based Compensation
We grant equity based awards under stock-based compensation plans.  We estimate the fair value of stock options granted using the Black-Scholes option valuation model.  This fair value is then amortized over the requisite service periods of the awards.  The Black-Scholes option valuation model requires the input of subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate, and expected dividend rate.  As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

Derivative Financial Instruments
We recognize all derivative financial instruments as assets or liabilities in the financial statements and measure them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants are now accounted for as derivatives.

Recent Accounting Pronouncements
See Note 3 in the accompanying notes to our financial statements beginning on page F-6 in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

We assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents.  Due to the short-term nature of our cash and cash equivalents, we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

Item 8.    Financial Statements and Supplementary Data.

Our financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

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

We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December  31, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm because smaller reporting companies are exempt from this requirement.

Changes in Internal Controls over Financial Reporting

During the fourth quarter 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

As previously disclosed on a Current Report on Form 8-K on December 8, 2006, the Company had entered into an employment agreement with David H. Bergstrom, Ph.D. Dr. Bergstrom's employment agreement expired by its terms on December 4, 2009. On December 31, 2009, the Compensation Committee approved the recommendation to maintain Dr. Bergstrom's services and to continue his employment on the same terms and conditions as the employment agreement effective as of December 4, 2009 for a period of one year from the effective date with one-year renewals thereafter. On March 23, 2011, the Compensation Committee approved the recommendation to further extend Dr. Bergstrom's employment on the same terms and conditions as the original employment agreement through June 30, 2011.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

We have adopted a code of conduct that applies to our Principal Executive Officer, Principal Financial and Accounting Officer, and to all of our other officers, directors and employees. The code of conduct is available at the Corporate Governance section of our website at www.novadel.com. We intend to disclose on our website any amendments to, or waivers from, our code of conduct that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission.

Item 11.    Executive Compensation.

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

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

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
3.1	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB, as filed with the SEC on June 14, 2004.

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2007.

3.3	Amended and Restated By-laws of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on September 9, 2005.

4.1	Form of Warrant issued to certain accredited investors and placement agents	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006.

4.2	Form of Warrant issued to certain accredited investors and the placement agent	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007.

4.3	Form of Warrant	Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2008.

4.4	Form of Series A Warrant	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 31, 2010.

10.1*	1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.2*	Form of Incentive Stock Option Agreement under the 1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.3*	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.4*	Form of Non-Qualified Option Agreement under the 1997 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.5*	1998 Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.6*	Form of Stock Option Agreement under the 1998 Stock Option Plan	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.7*	Form of Non-Qualified Option Agreement	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.8	Second Amendment to License and Development Agreement, dated as of June 22, 2004, by and between the Company and the Veterinary Company, Inc.	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on November 15, 2004.

10.9*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005.

10.10*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005.

10.11*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005.

10.12*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005.

10.13*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Thomas Bonney	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.14*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.15*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Steven Ratoff	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.16*	Employment Agreement dated December 4, 2006 by and between the Company and David H. Bergstrom, Ph.D.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.17*	Incentive Stock Option Award between the Company and David H. Bergstrom dated December 4, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.18*	Nonqualified Stock Option Award between the Company and David H. Bergstrom, dated December 4, 2006	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.19*	Amendment 2007-1 to the NovaDel Pharma Inc. 1998 Stock Option Plan dated March 2, 2007	Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2007.

10.20	Amended and Restated License and Development Agreement, dated as of July 31, 2007, by and between NovaDel Pharma Inc. and Talon Therapeutics, Inc. (formerly known as HANA Biosciences, Inc.)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007.

10.21
Product Development and Commercialization Sublicense Agreement, dated as of July 31, 2007, by and among NovaDel Pharma Inc., Talon Therapeutics, Inc. (formerly known as HANA Biosciences, Inc.) and PAR Pharmaceuticals, Inc.
Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007.

10.22	Securities Purchase Agreement, dated May 6, 2008, by and among the Company, ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P. and ProQuest Investments III, L.P	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2008.

10.23+	License Agreement, dated May 19, 2008, by and among the Company and BioAlliance Pharma SA.	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2008.

10.24+	Supply Agreement, dated July 7, 2008, by and among the Company and BioAlliance Pharma SA.	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2008.

10.25+	License and Distribution Agreement, dated October 27, 2009, between NovaDel Pharma Inc. and Mist Acquisition, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 10, 2009.

10.26+	License and Distribution Agreement, dated November 12, 2009, between NovaDel Pharma Inc. and ECR Pharmaceuticals Company, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 10, 2009.

10.27	Lease Agreement, dated as of December 7, 2009 and effective as of February 1, 2010, by and between Regus Management Group, LLC, as Landlord, and NovaDel Pharma Inc., as Tenant	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2010.

10.28*	Employment Agreement, dated January 8, 2010, by and between the Company and Steven B. Ratoff	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 11, 2010.

10.29	Securities Purchase Agreement, dated March 31, 2010, by and among the Company and certain purchasers	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 31, 2010.

10.30*	Employment Agreement, dated June 8, 2010, by and between the Company and Craig Johnson	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 9, 2010.

10.31*	Amendment 2010 to the NovaDel Pharma Inc. 2006 Equity Incentive Plan, dated April 20, 2010	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2010.

10.32	License Agreement, dated January 5, 2007, between NovaDel Pharma, Inc. and Kwang Dong Pharmaceuticals	Filed herewith.

21.1	Subsidiaries of the Registrant	The registrant has no subsidiaries.

23.1	Consent of J.H. Cohn LLP	Filed herewith.

31.1	Certification of Principal Executive Officer under Rule 13a-14(a) and Rule 15d-14(a)	Furnished herewith.

31.2	Certification of Principal Financial Officer under Rule 13a-14(a) and Rule 15d-14(a)	Furnished herewith.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer under 18 USC 1350	Furnished herewith.

_____________________

*           Compensation Related Contract.

+           Confidential Treatment Requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.
Date: March 29, 2011	By:	/s/ STEVEN B. RATOFF
Steven B. Ratoff
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ STEVEN B. RATOFF	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2011
Steven B. Ratoff
/s/ CRAIG JOHNSON	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	March 29, 2011
Craig Johnson
/S/ MARK J. BARIC	Director	March 29, 2011
Mark J. Baric
/S/ THOMAS E. BONNEY	Director	March 29, 2011
Thomas E. Bonney

/S/ CHARLES NEMEROFF	Director	March 29, 2011
Charles Nemeroff

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and
Board of Directors
NovaDel Pharma Inc.

We have audited the accompanying balance sheets of NovaDel Pharma Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NovaDel Pharma Inc. as of December 31, 2010 and 2009 and its results of operations and cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ J.H. Cohn LLP Roseland, New Jersey March 29, 2011

NovaDel Pharma Inc.
Balance Sheets

Assets	December 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$900,000	$2,663,000
Receivables	744,000	—
Prepaid expenses and other current assets	346,000	1,430,000

Total current assets	1,990,000	4,093,000

Property and equipment, net	221,000	324,000
Other assets	7,000	36,000

Total assets	$2,218,000	$4,453,000

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$356,000	$195,000
Accrued expenses and other current liabilities	146,000	117,000
Current portion of deferred revenue	3,259,000	4,266,000
Derivative liability	611,000	—
Current portion of capital lease obligations	—	10,000
Total current liabilities	4,372,000	4,588,000

Non-current portion of deferred revenue	3,689,000	4,202,000
Non-current portion of capital lease obligations	—	4,000

Total liabilities	8,061,000	8,794,000

Commitments and contingencies

Stockholders’ deficiency
Preferred stock, $.001 par value:
Authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value:
200,000,000 shares authorized, 98,681,029 and 88,343,457 issued and outstanding at December 31, 2010 and 2009, respectively	99,000	89,000
Additional paid-in capital	79,496,000	78,342,000
Accumulated deficit	(85,432,000)	(82,766,000)
Less: Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)

Total stockholders’ deficiency	(5,843,000)	(4,341,000)

Total liabilities and stockholders’ deficiency	$2,218,000	$4,453,000

See accompanying notes.

NovaDel Pharma Inc.
Statements of Operations

	Year Ended December 31,
	2010	2009	2008
Revenue:
License fees	$1,519,000	$266,000	$361,000
Milestone fees	1,063,000	156,000	—
Other	244,000	—	—

Total revenue	2,826,000	422,000	361,000

Operating expenses:
Research and development	2,786,000	2,473,000	3,878,000
General and administrative	3,008,000	4,044,000	4,722,000
Loss on assets held for sale	—	—	351,000

Total operating expenses	5,794,000	6,517,000	8,951,000

Loss from operations	(2,968,000)	(6,095,000)	(8,590,000)

Other income (expense):
Change in derivative liability	302,000	360,000	—
Loss on disposal of fixed assets	—	(745,000)	—
Interest expense	(1,000)	(2,160,000)	(1,868,000)
Interest income	1,000	6,000	137,000

Loss before income tax benefit	(2,666,000)	(8,634,000)	(10,321,000)

Income tax benefit	—	(1,057,000)	(735,000)

Net loss	$(2,666,000)	$(7,577,000)	$(9,586,000)

Basic and diluted loss per common share	$(0.03)	$(0.12)	$(0.16)

Weighted average common shares outstanding - basic and diluted	95,618,000	61,346,000	59,592,000

See accompanying notes.

NovaDel Pharma Inc.
Statements of Changes in Stockholders’ Equity (Deficiency)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficiency)

Balance, December 31, 2007	59,592,260	$59,000	$69,364,000	$(65,243,000)	$(6,000)	$4,174,000
Share-based compensation expense	—	—	771,000	—	—	771,000
Restricted stock issued	1,100,000	1,000	(1,000)	—	—	—
Warrants issued to investors and beneficial conversion feature embedded in convertible notes	—	—	1,900,000	—	—	1,900,000
Net loss	—	—	—	(9,586,000)	—	(9,586,000)
Balance, December 31, 2008	60,692,260	60,000	72,034,000	(74,829,000)	(6,000)	(2,741,000)
Share-based compensation expense	—	—	326,000	—	—	326,000
Cumulative effect for the adoption of ASC 815-40-15 relating to outstanding warrants indexed to the entity’s own stock	—	—	—	(360,000)	—	(360,000)
Restricted stock cancelled	(575,000)	—	—	—	—	—
Cashless exercise of warrants	489,114	1,000	(1,000)	—	—	—
Issuance of common stock	27,737,083	28,000	5,983,000	—	—	6,011,000
Net loss	—	—	—	(7,577,000)	—	(7,577,000)
Balance, December 31, 2009	88,343,457	89,000	78,342,000	(82,766,000)	(6,000)	(4,341,000)
Share-based compensation expense	—	—	563,000	—	—	563,000
Warrant liability	—	—	(913,000)	—	—	(913,000)
Restricted stock cancelled	(60,000)	—	—	—	—	—
Cashless exercise of warrants	297,571	—	—	—	—	—
Issuance of common stock, net of expenses	10,100,001	10,000	1,504,000	—	—	1,514,000
Net loss	—	—	—	(2,666,000)	—	(2,666,000)
Balance, December 31, 2010	98,681,029	$99,000	$79,496,000	$(85,432,000)	$(6,000)	$(5,843,000)

See accompanying notes.

NovaDel Pharma Inc.
Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net loss	$(2,666,000)	$(7,577,000)	$(9,586,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt conversion to common stock expense	—	1,360,000	—
Expiration of warrants	—	(360,000)	—
Share-based compensation expense	563,000	326,000	771,000
Amortization of debt discount and deferred financing fees	—	428,000	1,711,000
Loss on assets held for sale	—	—	351,000
Loss on disposal of fixed assets	—	745,000	19,000
Depreciation and amortization	103,000	369,000	506,000
Change in derivative liability fair value	(302,000)	—	—
Changes in operating assets and liabilities:
Receivable	(744,000)	—	—
Prepaid expenses and other current assets	1,084,000	(472,000)	151,000
Other assets	12,000	223,000	110,000
Accounts payable	161,000	(459,000)	(978,000)
Accrued expenses and other current liabilities	29,000	105,000	(1,344,000)
Deferred revenue	(1,520,000)	3,734,000	2,756,000
Net cash used in operating activities	(3,280,000)	(1,578,000)	(5,533,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	—	(121,000)
Proceeds from sale of fixed assets	—	41,000	—
Return of lease deposit	17,000	—	—
Net cash provided by (used in) investing activities	17,000	41,000	(121,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through private placements, net of expenses	1,514,000	1,007,000	—
Proceeds from issuance of convertible notes	—	—	4,000,000
Deferred financing costs	—	—	(238,000)
Payments of convertible note obligation	—	(1,000,000)	—
Payments of capital lease obligations	(14,000)	(135,000)	(164,000)
Net cash provided by (used in) financing activities	1,500,000	(128,000)	3,598,000
Net decrease in cash and cash equivalents	(1,763,000)	(1,665,000)	(2,056,000)

Cash and cash equivalents at beginning of year	2,663,000	4,328,000	6,384,000

Cash and cash equivalents at end of year	$900,000	$2,663,000	$4,328,000

Supplemental disclosure of cash paid for interest	$1,000	$10,000	$28,000
Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for note conversion	—	$3,000,000	—
Issuance of common stock to convert penalties and interest	—	$657,000	—
Settlement of obligation with transfer of fixed assets	—	$267,000
Derivative liability	$913,000	—	—

See accompanying notes.

NovaDel Pharma Inc.
Notes to Financial Statements

Note 1 – Organization and Business

NovaDel Pharma Inc. is a specialty pharmaceutical company that develops oral spray formulations of marketed pharmaceutical products. Our patented oral spray drug delivery technology seeks to improve the efficacy, safety, patient compliance, and patient convenience for a broad range of prescription medications.  NovaDel Pharma Inc. is a Delaware corporation.  All references to “NovaDel,” “we,” “our,” “us” or the “Company” refer to NovaDel Pharma Inc.

Note 2 – Liquidity and Basis of Presentation

We have incurred net losses of $2.7 million, $7.6 million, and $9.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Since inception, and through December 31, 2010, we have accumulated deficit of $85.4 million.  As of December 31, 2010, we had $900,000 in cash and cash equivalents, and $744,000 in receivables.  We collected the entire $744,000 of receivables in January and February 2011.  In February 2011, we sold 1,667 shares of our preferred stock for gross proceeds of approximately $1.6 million.  Based on our operating plan, our existing working capital is not sufficient to meet our cash requirements to fund our planned operating expenses and working capital requirements through December 31, 2011 without additional sources of cash.

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

Note 3 – Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements, and the disclosures made in the accompanying notes to the financial statements. Actual results could differ materially from those estimates.

Reclassification
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

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line method over the estimated useful lives of the assets (primarily five years).

Impairment of Long-lived Assets
In accordance with GAAP, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and recording the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from actual results.

Revenue Recognition
We receive payments pursuant to our license agreements. Revenue from upfront license fee payments is recognized as earned, or it is deferred and subsequently recognized over the contractual period. Revenue from milestone payments is recognized as earned.  Revenue from government grants is recognized as earned, and in the period the related expenses are incurred.

Research and Development Costs
Research and development costs are expensed as incurred.

Stock-Based Compensation
We grant equity based awards under stock-based compensation plans.  We estimate the fair value of stock options granted using the Black-Scholes option valuation model.  This fair value is then amortized over the requisite service periods of the awards.  The Black-Scholes option valuation model requires the input of subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate, and expected dividend rate.  As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

Derivative Financial Instruments
We recognize all derivative financial instruments as assets or liabilities in the financial statements and measure them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants are now accounted for as derivatives.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Temporary differences between financial statement and income tax reporting result primarily from net operating losses. As a result of these temporary differences, we have recorded a deferred tax asset with an offsetting valuation allowance for the same amount. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is considered more likely than not that some portion or all of the deferred tax asset will not be realized.

Loss Per Share
The Company’s basic loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since potentially dilutive securities from the assumed exercise of all outstanding options and warrants would have an antidilutive effect because the Company incurred a net loss during each period presented. As of December 31, 2010, 2009 and 2008, there were 30.2 million, 28.1 million, and 48.0 million common shares, respectively, issuable upon exercise of options and warrants, and the vesting of non-vested restricted common stock.

Recent Accounting Pronouncements
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

In February 2010, the FASB issued ASU 2010-09 to amend certain recognition and disclosure requirements.  Under this update, an entity that is either (1) a Securities and Exchange Commission (“SEC”) filer or (2) a conduit bond obligor for conduit debt securities that are traded in a public market, must evaluate subsequent events through the date the financial statements are issued. All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. In addition, SEC filers are not required to disclose in their financial statements the date through which subsequent events have been evaluated. However, all other entities, including conduit bond obligors, must both disclose that date and indicate whether it is when the financial statements were issued or were available to be issued.  The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position.

Accounting Standards Updates Not Yet Effective
In December 2010, the FASB issued ASU 2010-27 to address questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. The legislation imposes an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible.  Pharmaceutical manufacturers and importers with less than $5 million in annual sales are exempt from the annual fee.  The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

Note 4 – Significant Agreements

Akrimax Pharmaceuticals LLC, through its affiliate Mist Acquisition LLC
In October 2009, we entered into an exclusive license and distribution agreement with Akrimax Pharmaceuticals LLC, through its affiliate Mist Acquisition LLC, to manufacture and commercialize NitroMist in North America. Under the terms of the agreement, we received an upfront payment of $1,000,000, a milestone payment of $500,000 in October 2010 and a milestone payment of $500,000 in January 2011. We are eligible to receive royalty payments of up to 17% of net sales. Akrimax Pharmaceuticals began marketing NitroMist in January 2011.

Hi-Tech Pharmacal Co., Inc., through its subsidiary ECR Pharmaceuticals Company, Inc.
In November 2009, we entered into an exclusive license and distribution agreement with Hi-Tech Pharmacal Co., Inc., through its wholly-owned subsidiary ECR Pharmaceuticals Company, Inc., to manufacture and commercialize Zolpimist in the U.S. and Canada. Under the terms of the agreement, we received an upfront payment of $3,000,000. We are eligible to receive royalty payments of up to 15% of net sales on branded products. ECR Pharmaceuticals began marketing Zolpimist in February 2011.

Talon Therapeutics, Inc. (formerly Hana BioSciences, Inc.) and Par Pharmaceutical, Inc
In October 2004, we entered into a license and development agreement pursuant to which we granted to Talon Therapeutics, Inc. (formerly Hana Biosciences, Inc.), or Talon, an exclusive license to develop and market Zensana, our oral spray version of ondansetron, in the U.S. and Canada.  Pursuant to the terms of the agreement, in exchange for $1,000,000, Talon purchased 400,000 shares of our common stock at a per share price equal to $2.50, a premium of $0.91 per share or $364,000 over the then market value of our common stock.  We accounted for this premium as deferred revenue related to the license.  In connection with the agreement, Talon issued to us $500,000 worth of common stock of Talon (73,121 shares based on a market value of $6.84 per share).  The fair value of the common stock received from Talon was included in deferred revenue and was being recognized over the 20-year term of the agreement.

In July 2007, we entered into a sublicense agreement with Talon and Par Pharmaceutical, Inc., or Par, pursuant to which Talon granted a non-transferable, non-sublicenseable, royalty-bearing, exclusive sublicense to Par to develop and commercialize Zensana.  In connection therewith, Talon amended and restated their existing license and development agreement, as amended, with us relating to the development and commercialization of Zensana, to coordinate certain of the terms of the sublicense agreement.  Under the terms of the sublicense agreement, Par is responsible for all development, regulatory, manufacturing and commercialization activities of Zensana in the United States and Canada.  We retain our rights to Zensana outside of the United States and Canada.

In addition, under the terms of the amended and restated license agreement, Talon relinquished its right to pay reduced royalty rates to us until such time as Talon had recovered one-half of its costs and expenses incurred in developing Zensana from sales of Zensana, and we agreed to surrender for cancellation all 73,121 shares of the Talon common stock that had been acquired by us in connection with execution of the original license agreement with Talon.

We may receive additional license fees and royalties over the term of the agreement.

Kwang Dong Pharmaceuticals
In January 2007, we entered into an exclusive license agreement with Kwang Dong Pharmaceuticals, or Kwang Dong, to develop and commercialize Zensana in South Korea. Under the terms of the agreement, we received an upfront fee of $100,000. We are eligible to receive additional milestone payments totaling $200,000, as well as royalty payments on net sales. Product development in South Korea is subject to the completion of product development in the U.S.

BioAlliance Pharma SA
In May 2008, we entered into a 19.5-year exclusive license and supply agreement with BioAlliance Pharma SA or BioAlliance, to develop and commercialize Zensana in Europe. Under the terms of the agreement, we received an upfront fee of $3,000,000. We are eligible to receive additional milestone payments totaling approximately $24 million, as well as royalty payments on net sales. We anticipate collaborating with BioAlliance in the completion of development activities for Europe, with BioAlliance responsible for regulatory and pricing approvals and then commercialization throughout Europe. We will be responsible for supplying the product.

Velcera, Inc.
In June 2004, we entered into a 20-year exclusive license agreement with Velcera, Inc., or Velcera, to develop and commercialize our patented oral spray drug delivery technology in animals. Under the terms of the agreement, we received an upfront payment of $1,500,000, as well as 529,500 shares of common stock in Velcera.  We recorded the upfront payment in deferred revenue and are recognizing it as revenue over the 20-year term of the agreement The value of the shares of common stock was de minimis, and was valued at $0.  We are eligible to receive additional milestone payments, as well as royalty payments on sales.  In June 2009, Velcera announced it had entered into a global licensing agreement with a multinational animal health company to develop a canine pain management product. In August 2009 and March 2010, we received milestone payments from Velcera of $156,250 and $62,500, respectively.

Manhattan Pharmaceuticals, Inc.
In April 2003, we entered into a 20-year exclusive license and development agreement with Manhattan Pharmaceuticals, Inc., or Manhattan, to develop propofol oral spray for the treatment of pre-procedural sedation. Under the terms of the agreement, we received a license fee payment of $125,000 in June 2003, and $375,000 in November 2003.  We recorded these license fee payments in deferred revenue and are recognizing them as revenue over the 20-year term of the license.  We are eligible to receive additional milestone payments, and royalty payments on sales. In July 2007, Manhattan announced that as part of a change in its strategic focus it intends to pursue appropriate sub-licensing opportunities for this product candidate. In November 2010, the agreement was terminated, and the remaining deferred revenue of $247,000 was recognized in the fourth quarter of 2010.

Note 5 – Receivables

Our receivables consist of a $500,000 contractual milestone payment and a $244,000 grant under the Federal Qualifying Therapeutic Discovery Project program, which was provided under new section 48D of the Internal Revenue Service, as enacted as part of the Patient Protection and Affordable Care Act of 2010.  The receivables were collected in 2011.

Note 6 – Property and Equipment

Property and equipment are summarized as follows:

	December 31, 2010	December 31, 2009
Equipment	$514,000	$514,000
Less: Accumulated depreciation and amortization	293,000	190,000
	$221,000	$324,000

Depreciation and amortization expense, which includes amortization of equipment under a capital lease, for December 31, 2010, 2009 and 2008 was $103,000, $369,000, and $506,000, respectively.  As of December 31, 2010 and 2009, we had total gross fixed assets recorded under a capital lease of $34,000, with accumulated depreciation of $24,000 and $17,000, respectively.

In 2008, the Company wrote off $129,000 in inventory, $183,000 of the net property, plant and equipment, and incurred $39,000 in disposal costs. These expenses were due to the Company changing one of its contract manufacturers. The total loss on assets held for sale was $351,000.

Note 7 – Derivative Liability

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives.  These requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Warrants with such provisions are no longer recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective warrant agreements. We determined that the Series A and Series B Warrants contained such provisions, thereby concluding they were not indexed to the Company’s own stock and were treated as derivative liabilities.

The Company estimated the fair value of the Series A and Series B Warrants as of March 31, 2010 to be $913,000 by recording a corresponding reduction in additional paid-in capital. The Series A Warrants have a term of 5 years and expire on March 31, 2015.  The Series B Warrants had a term of 0.5 years and expired on September 30, 2010.  The exercise price for the Series A and B Warrants are $0.25 per share. In accordance with this pronouncement, the Company estimated the fair value of the Series A and Series B Warrants at $913,000 as of March 31, 2010.  As of December 31, 2010, the fair value of these warrants were $611,000 resulting in a reduction in the derivative liability and a corresponding recognition of $302,000 in other income in 2010.

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

The assumptions used in the December 31, 2010 fair value measurement are as follows:

	Series A Warrants	Series B Warrants
Discount Rate	1.93%	1.93%
Volatility	113%	113%
Expected Term	4.25 years	0 years(expired)
Dividend Yield	0%	0%

 The assumptions used in the March 31, 2010 fair value measurement are as follows:

	Series A Warrants	Series B Warrants
Discount Rate	2.00%	2.00%
Volatility	140%	131%
Expected Term	5 years	0.5 years
Dividend Yield	0%	0%

For the year ended December 31, 2009, the Company recorded income of $360,000 relating to the reversal of a warrant liability that was originally recorded in accordance with ASC 815-40-15. The reversal of the warrant liability was recorded in conjunction with the conversion of convertible promissory notes into common stock (see Note 9).

Note 8 – Commitments and Contingencies

Employment Agreements
At December 31, 2010, the Company had an employment agreement with one officer of the Company providing for an aggregate salary of $300,000 in each of the years ended December 31, 2009 and 2010, excluding potential Company matching contributions to the officer’s 401(k) plan for 2009. Effective January 1, 2010, the Company matching contributions to the 401(k) plan were discontinued.  Effective January 1, 2010, the Company entered into an employment agreement with the newly appointed President and Chief Executive Officer providing an aggregate salary of $350,000 for the year ended December 31, 2010.  This agreement has no defined expiration date. Effective June 16, 2010, the Company entered into an employment agreement with the newly appointed Senior Vice President and Chief Financial Officer providing an aggregate salary of $150,000 for the year ended December 31, 2010.  This agreement has no defined expiration date.

All of the foregoing employment agreements provide for the potential issuance of bonuses based on certain factors. Such agreements also provide for the grant of options to purchase shares of the Company’s common stock.

Operating Leases
In January 2010, the Company terminated its existing lease and relocated its corporate office to Bridgewater, NJ and entered into a one-year lease effective February 1, 2010.  The Bridgewater lease was renewed for another year, effective February 1, 2011.

Future minimum rental payments subsequent to December 31, 2010 are as follows:

Years Ending December 31,

2011	$45,888
2012	3,824
$49,712

During the years ended December 31, 2010, 2009, and 2008, the rent expense approximated $61,000, $257,000, and $453,000, respectively.

Note 9 – Stockholders’ Deficiency

Common Stock
On May 6, 2008, the Company entered into a binding Securities Purchase Agreement by and among ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P., referred to herein as the Purchasers, as amended pursuant to Amendment No. 1 to the Securities Purchase Agreement, dated May 28, 2008, by and among the Company and the Purchasers, to sell up to $4,000,000 of secured convertible promissory notes, referred to herein as the convertible notes, and accompanying warrants to such Purchasers, referred to herein as the 2008 Financing.  On May 30, 2008, the Company closed the initial portion of the transaction, referred to herein as the Initial Closing, for $1,475,000, representing 5,000,000 shares of the common stock underlying the convertible notes. On October 17, 2008, the Company closed the Subsequent Closing, for gross proceeds of $2,525,000, representing 10,744,681 shares of the common stock underlying the convertible notes.  In April 2009, the Company paid Purchasers $1,000,000 in satisfaction of $1,000,000 of the convertible note.

On December 31, 2009, the Company announced an amendment agreement with ProQuest Investments L.P. and its affiliates (collectively, "ProQuest") to convert the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued interest, in an aggregate amount equal to $3,657,000 to 23,237,083 shares of the Company's common stock as of December 31, 2009.  Related to the amended agreement and conversion of the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued interest, the Company recorded additional interest expense and paid in capital of approximately $1,360,000.

On July 17, 2009, the Company entered into a common stock purchase agreement with Seaside 88, LP, whereby Seaside 88, LP would purchase 500,000 shares of common stock in a series of closings occurring every two weeks for a total of up to 26 closings, provided that the 3-day volume weighed average price prior to the scheduled closing was greater than or equal to the stated floor price of $0.25 per share.  Through December 31, 2009, the Company issued 4,500,000 shares of the common stock and received gross proceeds of $1,055,000.  The Company received net proceeds of $1,183,000 through March 31, 2010 of which $191,000 was received for 1,000,000 shares during the three months ended March 31, 2010.  On March 26, 2010, we mutually agreed to terminate the common stock purchase agreement with Seaside 88, LP.

On March 31, 2010, the Company entered a registered direct offering (the “Offering”) of 9,100,001 shares of common stock, par value $0.001 per share (the “Common Shares”), at a price of $0.165 per share. The investors received five-year warrants (the “Series A Warrants”) to purchase 4,550,001 shares of common stock with an exercise price of $0.25 per share and six-month warrants (the “Series B Warrants,” together with the Common Shares and the Series A Warrants, the “Securities”) to purchase 3,033,334 shares of common stock at an exercise price of $0.25 per share. The exercise price of the Series A and Series B Warrants are subject to adjustment as provided by such warrants. The Offering closed on March 31, 2010 and the Company sold the Securities pursuant to an effective registration statement. As of December 31, 2010, the Company recorded net proceeds of $1,323,000 relating to the Offering.

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

Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of Preferred Stock. None of the Preferred Stock has been designated or issued through December 31, 2010. The Board is authorized to issue shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion and voting rights, and terms of redemption and liquidation.

Note 10 – Stock Options and Warrants

Stock Options
At December 31, 2010, the Company had two plans which allow for the issuance of stock options and other awards: the 1998 Stock Option Plan and the 2006 Equity Incentive Plan (the “Plans”). On January 17, 2006, the stockholders of the Company, upon recommendation of the Board of Directors of the Company, approved the NovaDel Pharma Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the grant of several types of stock-based awards, including stock options, stock appreciation rights and stock (including restricted stock).  The number of shares of common stock originally reserved for issuance under the 2006 Plan was 6 million shares.  The shareholders amended and restated the Company’s 2006 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance from 6 million to 16 million.  These Plans are administered by the Compensation Committee of the Board of Directors. Incentive Stock Options (“ISOs”) may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors, employees and officers of the Company. Options to purchase the Company’s common stock may not be granted at a price less than the fair market value of the common stock at the date of grant and will expire not more than 10 years from the date of grant, and vesting is determined by the Compensation Committee of the Board of Directors. ISOs granted to a 10% or more stockholder may not be for less than 110% of fair market value or for a term of more than five years.  As of December 31, 2010, there were approximately 10.8 million shares available for issuance under the Plans.

At December 31, 2010, there were approximately 581,000 non-plan options outstanding.

Information with respect to stock option activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	8,429	$1.69	—	—
Grants	338	.24	—	—
Exercises	—	—	—	—
Forfeitures/Cancellations	(3,300)	1.72	—	—

Outstanding at December 31, 2008	5,467	$1.59	5.4	$—

Exercisable at December 31, 2008	3,102	$1.74	4.2	$—

Outstanding at January 1, 2009	5,467	$1.59	—	—
Grants	5,103	.25
Exercises	—	—	—	—
Forfeitures/Cancellations	(2,291)	1.41

Outstanding at December 31, 2009	8,279	$0.81	4.1	—

Exercisable at December 31, 2009	4,148	$1.16	3.2	$—

Outstanding at January 1, 2010	8,279	$0.81	4.1	—
Grants	900	0.19	—	—
Exercises	—	—	—	—
Forfeitures/Cancellations	(620)	1.22	—	—

Outstanding at December 31, 2010	8,559	$0.72	3.4	—

Exercisable at December 31, 2010	6,423	$0.84	3.1	—

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (000)	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable (000)	Weighted- Average Exercise Price
$0.17 - $0.24	4,178	4.0	$0.19	2,306	$0.20
$0.32 - $0.34	1,688	3.1	0.34	1,671	0.34
$0.63 - $0.75	385	0.9	0.69	385	0.69
$1.27 - $1.54	772	1.0	1.46	772	1.46
$1.65 - $1.81	915	5.9	1.71	668	1.71
$1.98 - $2.69	221	1.5	2.58	221	2.58
$3.02 - $3.18	400	1.3	3.12	400	3.12

	8,559	3.4	$0.72	6,423	$0.84

Stock-Based Compensation
The Company calculates the fair value of stock-based compensation using the Black-Scholes method. Stock-based compensation costs are recorded as earned for all unvested stock options outstanding. The charge is being recognized in research and development and consulting, general and administrative expenses over the remaining service period based on the original estimate of fair value of the options as of the grant date. The Company recorded share-based compensation of approximately $563,000, $326,000, and $771,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The Company will continue to incur share-based compensation charges in future periods. As of December 31, 2010, unamortized stock-based compensation expense of $384,000 remains to be recognized, which is comprised of $211,000 related to non performance-based stock options to be recognized over a weighted average period of 0.9 years, $7,000 related to restricted stock to be recognized over a weighted average period of 0.1 years, and $166,000 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.

In 2010 the Company granted 900,000 additional stock options.  The exercise price of such options ranged from $0.19 per share to $0.20 per share.

The Company used the following weighted average assumptions in determining fair value under the Black-Scholes model for grants in the respective periods:

	Year Ended
	2010	2009	2008

Expected volatility	113%	85%	83%
Dividend yield	0%	0%	0%
Expected term until exercise (years)	2.7-2.84	2.6	3.7
Risk-free interest rate	2.0%	1.8%	2.3%

Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option.  In addition, the fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company is utilizing a 5% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, the effects of such resulting adjustment will be recorded in the period estimates are revised.  The weighted average grant date fair value of options granted was $0.19,  $0.25, and $0.15 during the years ended December 31, 2010, 2009, and 2008.  The total intrinsic value of options exercised was $0, $0, and $172,000 during the years ended December 31, 2010, 2009, and 2008, respectively. There were no options exercised during the year ended December 31, 2010.

Restricted Stock
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

A summary of the status of the Company’s non-vested restricted common stock as of December 31, 2010 and changes during the twelve months ended December 31, 2010 is presented below:

Non-Vested Restricted Common Stock	Shares (000)	Weighted Average Grant-Date Fair Value
January 1, 2010	525	$0.47
Vested	—
Forfeited	(60)	$0.47
Granted	—
December 31, 2010	465	$0.47

Warrants
The following table summarizes information related to warrants outstanding at December 31, 2010:

Number of Warrants Outstanding and Exercisable (000)	Exercise Price	Expiration Date

207	$0.19	April 19, 2011
385	$0.19	December 27, 2011
3,000	$0.19	May 30, 2013
6,447	$0.19	October 17, 2013
4,550	$0.25	March 31, 2015
21	$0.75	May 1, 2011
2,689	$1.60	April 19, 2011
3,999	$1.70	December 27, 2011
21,298

Note 11 – Income Taxes

The significant components of the Company’s net deferred tax asset are summarized as follows:

	Years Ending December 31,
	2010	2009

Stock-based compensation	$565,000	$374,000
Net operating loss (“NOL”) carryforwards	24,291,000	23,035,000
Deferred revenue	2,486,000	3,387,000
Property and equipment	(88,000)	(27,000)
Research and development credit	1,641,000	1,568,000
Capital loss carryforwards	200,000	200,000
Accrued expenses and other reserves	17,000	—
Total gross deferred tax assets	29,112,000	28,537,000
Valuation allowance	(29,112,000)	(28,537,000)
Net deferred tax assets	$—	$—

At December 31, 2010, the Company had federal and state net operating loss carryforwards for financial reporting and income tax purposes of approximately $ 68.4 million and $17.4 million, respectively, which can be used to offset current and future federal and state taxable income, if any, and will expire beginning 2009. In addition, the Company has federal and state research and development tax credit of $ 1.1 million and $0.5 million, respectively, which will expire beginning 2020 and 2013, respectively. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided valuation allowances to offset its deferred tax assets due to the significant uncertainties related to its ability to generate future taxable income. The net increases in the total valuation allowance for the years ended December 31, 2010 and 2009 were $0.6 million and $2.2 million, respectively.

The tax benefits recognized in the years ended December 31, 2010, 2009 and 2008 of $0, $1,055,000 and, $732,000, respectively, relate solely to the sale of certain of the Company’s state net operating loss carryforwards.

The following is a reconciliation of the income tax benefit computed at the statutory rate to the provision for income taxes:

	Years Ending December 31,
	2010	2009	2008
Federal tax at statutory rate	(34.0%)	(34.0%)	(34.0%)
State income tax	0.8%	3.4%	(6.0%)
Other	(5.7%)	(1.2%)	2.0%
Sale of net operating losses	—	(8.1%)	(7.1%)
Amortization of convertible debt discount	—	1.6%	5.4%
Cancelled stock option	—	—	5.7%
Provision to return true up	16.1%	—	—
Expired federal NOL	1.2%	0.3%	1.1%
Increase in valuation allowance	21.6%	25.8%	25.8%
Total	0.0%	(12.2%)	(7.10%)

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

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or net operating loss carryforwards, in order to obtain tax benefits. The Company recorded an income tax benefit of $0, $1,057,000 and $732,000, for the years ended December 31, 2010, 2009 and 2008, respectively, from the sale of its New Jersey net operating loss carryforwards. If still available under New Jersey law and we qualify to do so, the Company may attempt to sell its remaining New Jersey net operating loss carryforwards of $17.4 million. The Company cannot estimate, however, what percentage of its saleable net operating loss carryforwards New Jersey will permit it to sell, how much money will be received in connection with the sale, if the Company will be able to find a buyer for its net operating loss carryforwards or if such funds will be available in a timely manner or at all.

The Company files income tax returns in the U.S. Federal jurisdiction and in the State of New Jersey.  With certain exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2007.  However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.  The Company adopted ASC 740-10 (Formerly FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of ASC 740 (Formerly FASB statement No. 109) on January 1, 2007 with no material impact to the financial statements.  The Company had no unrecognized tax benefits at December 31, 2010, 2009, or 2008 that would affect the annual effective tax rate.  Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Note 12 – Defined Contribution Retirement Plan

In 2004, the Company established a 401(k) retirement plan that is available to all employees and requires matching contributions by the Company. The Company suspended matching contributions effective December 31, 2009. During the years ended December 31, 2010, 2009 and 2008, the Company contributed approximately $0, $38,000 and $69,000, respectively.

Note 13 – Related Party Transactions

In September 2006, the Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement was on a month-to-month basis, and ended in December 2009.  Mr. Ratoff was compensated at a rate of between $10,000 and $17,500 per month depending upon the amount of his involvement at the Company. In January 2010, our Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer effective January 1, 2010, and the Company and Mr. Ratoff entered into an employment agreement in connection therewith (See Note 8).

In May 2008, the Company entered into a binding Securities Purchase Agreement with ProQuest Investments (see Note 9), as amended, to sell up to $4,000,000 of secured convertible promissory notes and accompanying warrants to ProQuest Investments.  On December 31, 2009, the Company entered into an amendment agreement with ProQuest Investments L.P. and its affiliates (collectively, "ProQuest") to convert the outstanding aggregate principal balance of all convertible notes and all liquidated damages notes, in each case, plus all accrued interest, in an aggregate amount equal to $3,657,000 to 23,237,083 shares of the Company's common stock. As such, ProQuest Investments may be deemed to be our affiliate.  Mr. Steven B. Ratoff, our President and Chief Executive Officer, has served as a venture partner with ProQuest Investments since December 2004, although he has no authority for investment decisions by ProQuest Investments.

Note 14 – Subsequent Events

On February 14, 2011, we entered into a securities purchase agreement with institutional investors to raise $1.6 million in gross proceeds through the sale of 1,667 shares of our Series A Convertible Preferred Stock having a stated value of $1,000 per share for a price of $960 per share, resulting in an original issue discount of 4%. The shares of Series A Convertible Preferred Stock are initially convertible into 16,670,000 shares of our common stock at a conversion price of $0.10 per share.  The investors also received Series A Warrants, with a 5 year term, to purchase up to 16,670,000 shares of our common stock in the aggregate at an exercise price of $0.15 per share; Series B Warrants, with a 1 year term, to purchase up to 16,670,000 shares of our common stock in the aggregate at an exercise price of $0.10 per share; and Series C Warrants, with a 5 year term, to purchase up to 16,670,000 shares of our common stock in the aggregate at an exercise price of $0.15 per share.  The Series B Warrants are immediately exercisable, while the Series A Warrants and Series C Warrants are only exercisable on and after February 15, 2012. The Series C Warrants may only be exercised by the holder thereof to the extent and in the same percentage that the holder exercises its Series B Warrant.  The offering closed on February 14, 2011 simultaneously with the execution of the securities purchase agreement.

Note 15 – Quarterly Results of Operations (Unaudited)

Unaudited quarterly financial data for the years ended December 31, 2010 and 2009 as follows:

	Three Months Ended				Year Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010

Total revenues	$129,000	$66,000	$66,000	$2,565,000	$2,826,000
Total expenses	1,421,000	1,372,000	1,589,000	1,412,000	5,794,000
Profit (loss) from operations	(1,292,000)	(1,306,000)	(1,523,000)	1,153,000	(2,968,000)
Other, net	—	181,000	210,000	(89,000)	302,000
Interest expense	—	1,000	—	—	1,000
Interest income	—	—	1,000	—	1,000

Net income (loss)	$(1,292,000)	$(1,126,000)	$(1,312,000)	$1,064,000	$(2,666,000)

Basic and diluted income (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$0.01	$(0.03)

Weighted average common shares outstanding – basic and diluted	88,372,000	97,918,000	97,918,000	98,083,000	95,618,000

	Three Months Ended				Year Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009

Total revenues	$66,000	$67,000	$223,000	$66,000	$422,000
Total expenses	2,084,000	1,560,000	1,503,000	1,370,000	6,517,000
Loss from operations	(2,018,000)	(1,493,000)	(1,280,000)	(1,304,000)	(6,095,000)
Other, net	360,000	(59,000)	—	(686,000)	(385,000)
Interest expense	486,000	150,000	81,000	1,443,000	2,160,000
Interest income	5,000	1,000	—	—	6,000
Income tax benefit	—	—	—	1,057,000	1,057,000

Net loss	$(2,139,000)	$(1,701,000)	$(1,361,000)	$(2,376,000)	$(7,577,000)

Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.02)	$(0.04)	$(0.12)

Weighted average common shares outstanding – basic and diluted	59,892,000	60,081,000	61,386,000	65,282,000	61,346,000

The sum of the quarters may not equal the full year basic and diluted loss per share since each period is calculated separately.

INDEX TO EXHIBITS

The following exhibits are included with this Annual Report on Form 10-K. All management contracts or compensatory plans or arrangements are marked with an asterisk.

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
3.1	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB, as filed with the SEC on June 14, 2004.

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2007.

3.3	Amended and Restated By-laws of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on September 9, 2005.

4.1	Form of Warrant issued to certain accredited investors and placement agents	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the SEC on April 17, 2006.

4.2	Form of Warrant issued to certain accredited investors and the placement agent	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2007.

4.3	Form of Warrant	Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2008.

4.4	Form of Series A Warrant	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 31, 2010.

10.1*	1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.2*	Form of Incentive Stock Option Agreement under the 1992 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.3*	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.4*	Form of Non-Qualified Option Agreement under the 1997 Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the SEC on August 8, 1997 (File No. 333-33201).

10.5*	1998 Stock Option Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.6*	Form of Stock Option Agreement under the 1998 Stock Option Plan	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.7*	Form of Non-Qualified Option Agreement	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, as filed with the SEC on June 18, 2004 (File No. 333-116665).

10.8	Second Amendment to License and Development Agreement, dated as of June 22, 2004, by and between the Company and the Veterinary Company, Inc.	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on November 15, 2004.

10.9*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005.

10.10*	Disclosure and Release Agreement Related to the Exchange of Non-Plan Options for Stock Options under the NovaDel Pharma Inc. 1998 Stock Option Plan by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, as filed with the SEC on August 2, 2005.

10.11*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Thomas E. Bonney	Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005.

10.12*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated July 28, 2005, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-KSB for the period ended July 31, 2005, as filed with the SEC on October 31, 2005.

10.13*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Thomas Bonney	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.14*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Charles Nemeroff	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.15*	1998 Stock Option Plan Nonqualified Stock Option Agreement dated January 17, 2006, by and between the Company and Steven Ratoff	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on March 15, 2006.

10.16*	Employment Agreement dated December 4, 2006 by and between the Company and David H. Bergstrom, Ph.D.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.17*	Incentive Stock Option Award between the Company and David H. Bergstrom dated December 4, 2006	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.18*	Nonqualified Stock Option Award between the Company and David H. Bergstrom, dated December 4, 2006	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006.

10.19*	Amendment 2007-1 to the NovaDel Pharma Inc. 1998 Stock Option Plan dated March 2, 2007	Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2007.

10.20	Amended and Restated License and Development Agreement, dated as of July 31, 2007, by and between NovaDel Pharma Inc. and Talon Therapeutics, Inc. (formerly known as HANA Biosciences, Inc.)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007.

10.21
Product Development and Commercialization Sublicense Agreement, dated as of July 31, 2007, by and among NovaDel Pharma Inc., Talon Therapeutics, Inc. (formerly known as HANA Biosciences, Inc.) and PAR Pharmaceuticals, Inc.
Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007.

10.22	Securities Purchase Agreement, dated May 6, 2008, by and among the Company, ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P. and ProQuest Investments III, L.P	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 3, 2008.

10.23+	License Agreement, dated May 19, 2008, by and among the Company and BioAlliance Pharma SA.	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2008.

10.24+	Supply Agreement, dated July 7, 2008, by and among the Company and BioAlliance Pharma SA.	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 7, 2008.

10.25+	License and Distribution Agreement, dated October 27, 2009, between NovaDel Pharma Inc. and Mist Acquisition, LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 10, 2009.

10.26+	License and Distribution Agreement, dated November 12, 2009, between NovaDel Pharma Inc. and ECR Pharmaceuticals Company, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on December 10, 2009.

10.27	Lease Agreement, dated as of December 7, 2009 and effective as of February 1, 2010, by and between Regus Management Group, LLC, as Landlord, and NovaDel Pharma Inc., as Tenant	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 14, 2010.

10.28*	Employment Agreement, dated January 8, 2010, by and between the Company and Steven B. Ratoff	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on January 11, 2010.

10.29	Securities Purchase Agreement, dated March 31, 2010, by and among the Company and certain purchasers	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on March 31, 2010.

10.30*	Employment Agreement, dated June 8, 2010, by and between the Company and Craig Johnson	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 9, 2010.

10.31*	Amendment 2010 to the NovaDel Pharma Inc. 2006 Equity Incentive Plan, dated April 20, 2010	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 10, 2010.

10.32	License Agreement, dated January 5, 2007, between NovaDel Pharma, Inc. and Kwang Dong Pharmaceuticals	Filed herewith.

21.1	Subsidiaries of the Registrant	The registrant has no subsidiaries.

23.1	Consent of J.H. Cohn LLP	Filed herewith.

31.1	Certification of Principal Executive Officer under Rule 13a-14(a) and Rule 15d-14(a)	Furnished herewith.

31.2	Certification of Principal Financial Officer under Rule 13a-14(a) and Rule 15d-14(a)	Furnished herewith.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer under 18 USC 1350	Furnished herewith.

_____________________

*           Compensation Related Contract.

+           Confidential Treatment Requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.