Form 10-K/A
period 2010-12-31
NOVADEL PHARMA INC
filed 2011-04-25
CIK 1043873

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

NOVADEL PHARMA INC.

ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2010

EXPLANATORY NOTE

NovaDel Pharma Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 29, 2011 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This report does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include NovaDel Pharma Inc., or NovaDel.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K/A includes “forward-looking statements,”  including statements regarding NovaDel Pharma Inc.’s (the “Company,” “we,” “us” or “NovaDel”) expectations, beliefs, intentions or strategies for the future and the Company’s internal controls and procedures and outstanding financial reporting obligations and other accounting issues. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect the Company’s views as of the date they are made with respect to future events and financial performance. In particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part II, Item 7 of the Annual Report on Form 10-K filed on March 29, 2011 includes forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. The Company uses words such as “expect,” “anticipate,” “believe,” “intend” and similar expressions to identify forward-looking statements. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. A number of important risks and uncertainties could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to: the ability to develop products of the type the Company is developing (independently and through collaborative arrangements); the ability of third parties to commercialize the Company’s products; the ability to complete clinical trials, including pilot pharmacokinetic feasibility studies; successful completion of preclinical studies; possible changes in the Company’s financial condition; the progress of the Company’s research and development; the ability to obtain adequate supplies of drug substance and drug product for clinical and preclinical studies, which may be difficult or uneconomical to procure or manufacture; timely obtaining sufficient patient enrollment in the Company’s clinical trials; the impact of development of competing therapies and/or technologies by other companies; the Company’s ability to obtain additional required financing to fund its research programs; the Company’s ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with the Company; the progress of the U.S. Food and Drug Administration, or FDA, approvals in connection with the conduct of the Company’s clinical trials and the marketing of the Company’s products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; acceptance for filing by the FDA does not mean that the New Drug Application, or NDA, has been or will be approved, nor does it represent an evaluation of the adequacy of the data submitted; the risks related to the Company’s internal controls and procedures; and the risks identified under the section entitled “Risk Factors” included as Item 1A in Part I of the Annual Report on Form 10-K filed on March 29, 2011 and other reports, including this report and other filings filed with the Securities and Exchange Commission from time to time.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, named executive officers and beneficial owners of more than 10% of our Common Stock are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted and to furnish us with copies of the reports. Other than as set forth below, based solely on a review of the copies of such forms furnished to us, we believe that from January 1, 2010 to December 31, 2010 all Section 16(a) filing requirements applicable to our named executive officers, Directors and greater than 10% holders of our Common Stock were in compliance.

Mr. Ratoff did not timely file a Form 4 with respect to a grant of options to purchase 2,000,000 shares of our Common Stock on December 31, 2009. This transaction was reported on a Form 4 dated January 7, 2010. ProQuest Investments did not timely file a Form 4 with respect to the conversion of its convertible notes and issuance of certain warrants on December 31, 2009. This transaction was reported on a Form 4 dated January 5, 2010.  ProQuest Investments did not timely file a Form 4 with respect to the exercise of certain warrants on November 10, 2010. This transaction was reported on a Form 4 dated November 19, 2010.

Information Regarding Board of Directors

Pursuant to our By-Laws, generally the number of Directors is fixed and may be increased or decreased from time to time by resolution of our Board. Currently, our By-Laws provide that the number of Directors must be not less than three (3) nor more than nine (9). The Board has fixed the number of Directors at four (4) members. Proxies cannot be voted for a greater number of persons than the number of nominees named. In the event one or more of the named nominees is unable to serve, the persons designated as proxies may cast votes for other persons as substitute nominees.

The ages, principal occupations, current directorships and any directorship held during the past 5 years, and certain other information with respect to the nominees, are shown below as of March 31, 2011.

NAME	AGE	DIRECTOR SINCE	POSITION WITH NOVADEL
Mark J. Baric	52	2007	Director
Thomas E. Bonney, CPA	46	2005	Director
Charles B. Nemeroff, M.D., Ph.D.	61	2003	Director
Steven B. Ratoff	68	2006	Director and Chairman of the Board, President and Chief Executive Officer

Mark J. Baric. Since 2005, Mr. Baric has been the President and co-founder of CeNeRx BioPharma, Inc., a privately-held development company with a therapeutic focus on diseases of the central nervous system. In 2001 he co- founded and served, until 2005, as Chief Executive Officer and Chairman of 2ThumbZ Entertainment Inc., a privately-held company which develops and markets entertainment applications for users of handheld wireless devices and networks. From 1996 to 2001, Mr. Baric was Chairman and Chief Executive Officer of Virtus Entertainment Corporation, an emerging company in the fast-growing interactive entertainment industry. From 1990 to 1996, Mr. Baric held various leadership positions, including Chief Operating Officer and Chief Financial and Administrative Officer of Seer Technologies Inc. (now known as Cicero, Inc.), a provider of business integration software. Prior to 1990, Mr. Baric held various leadership positions at several firms, including CS First Boston and Coopers and Lybrand. Mr. Baric serves on the boards of CeNeRx BioPharma, Inc. and 2ThumbZ Entertainment Inc. Mr. Baric received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. from Clarion University. He is our chair of our Corporate Governance and Nominating Committee, and a member of our Audit and Compensation Committees.

Thomas E. Bonney, CPA. From 2002 to the present, Mr. Bonney has been Managing Director of CMF Associates, LLC, a financial and management consulting firm. Since December 2006, Mr. Bonney has been a General Partner in West Place LLC, and West Place Restaurant Group, LLC, privately-held companies that invest in and manage hotels and real estate. Since June 2005, Mr. Bonney has been a Director of Leblon Holdings LLC, a privately-held beverage supplier and from June 2005 through July 2007 was the Chief Financial Officer of Leblon Holdings, LLC. From 2001 to 2002, he was Chief Financial Officer of Akcelerant Holdings, Inc., a technology holding company. From 1995 to 2001, Mr. Bonney was President and a Director of Polaris Consulting & Information Technologies, a technology solutions provider. Mr. Bonney was at Deloitte & Touche from 1987 to 1995 in various positions including Senior Manager. Mr. Bonney received his B.S. in Accounting at the Pennsylvania State University and is a member of the Pennsylvania Institute of Certified Public Accountants. He is our lead director, chair of our Audit Committee and a member of our Compensation and Corporate Governance and Nominating Committees.

Charles B. Nemeroff, M.D., Ph.D. Dr. Nemeroff is the Leonard M. Miller Professor and Chairman of the Department of Psychiatry and Behavioral Sciences and the Director of the Center on Aging at the University of Miami Leonard M. Miller School of Medicine in Miami, Florida since 2009. Previously, he served as the Reunette W. Harris Professor and Chairman of the Department of Psychiatry and Behavioral Sciences at Emory University School of Medicine in Atlanta, Georgia. Dr. Nemeroff has served on the Scientific Advisory Board of numerous publicly-traded pharmaceutical companies. In 2002, he was elected to the Institute of Medicine of the National Academy of Sciences. Dr. Nemeroff received his B.S. from the City College of New York, his M.S. from Northeastern University, and his M.D., Ph.D. and post doctoral training from the University of North Carolina. Dr. Nemeroff is chair of our Scientific Advisory Board. He is also chair of our Compensation Committee and a member of our Audit and Corporate Governance and Nominating Committees.

Steven B. Ratoff. Mr. Ratoff was appointed as Interim President and Chief Executive Officer of NovaDel on July 23, 2007. On December 31, 2009, he was appointed President and Chief Executive Officer. Mr. Ratoff is a private investor and since December 2004 has served as a venture partner with ProQuest, a health care venture capital firm. Mr. Ratoff served as director, since May 2005, and was Chairman of the Board, from September 2005 to October 2006, of Torrey Pines Therapeutics Inc. (formerly Axonyx Inc.), a NASDAQ development stage pharmaceutical company which has recently merged with Raptor. Mr. Ratoff served as a director of Inkine Pharmaceuticals, Inc. from February 1998 to its sale to Salix, Inc. in September 2005. He also served as a board member since March 1995 and as Chairman of the Board and Interim Chief Executive Officer of CIMA Labs, Inc. from May 2003 to its sale to Cephalon, Inc. in August 2004. Mr. Ratoff also served as a director, since 1998 and as President and Chief Executive Officer of MacroMed, Inc. from February to December 2001. From December 1994 to February 2001, Mr. Ratoff served as Executive Vice President and Chief Financial Officer of Brown-Forman Corporation, a publicly-traded manufacturer and marketer of alcoholic beverages. Mr. Ratoff also was employed by Bristol Myers Squibb from 1975 to 1991, serving in a number of executive positions, the last of which was as Senior Vice President and Chief Financial Officer of the Pharmaceutical Group. Mr. Ratoff received his B.S. in Business Administration from Boston University and an M.B.A. with Distinction from the University of Michigan.

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors and director nominees, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. Our Board is composed of a diverse group of leaders in their respective fields. Many of the current directors have leadership experience at major domestic and international companies with operations inside and outside the United States, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing boards and other companies. Further, our directors also have other experience that makes them valuable members, such as prior experience with financing transactions or mergers and acquisitions that provides insight into issues faced by companies.

The following highlights the specific experience, qualification, attributes and skills of our individual Board members, or nominees for the Board, that have led our Corporate Governance and Nominating Committee to conclude that these individuals should serve on our Board:

Mark J. Baric, brings his extensive background in the biotechnology and information technology industry acquired through a variety of management positions at several privately-held and publically held companies.   He currently serves on the board of several companies including CeNeRx Biopharma Inc, and 2ThumbZ Entertainment, Inc.  Previously he has served on the boards of Concert Technologies and Virtual Scopics, a company established in partnership with the University of Rochester. Mr. Baric has a CPA and an MBA from the Wharton School of Business.

Thomas E. Bonney, CPA, our lead independent director, brings his extensive accounting and financial background to the Board, as well as expertise in mergers and acquisitions, financing transactions, and the life sciences industry from his experience as a managing partner of a financial and management consulting firm.  Furthermore, from 2004 to 2008, Mr. Bonney was an adjunct professor at Temple University teaching business case study capstone courses to graduating undergraduates.

Charles B. Nemeroff, M.D., Ph.D., brings his extensive background in the pharmaceutical and biotechnology industry.  He has served on various Scientific Advisory Boards and has been chairman of the department of psychiatry and behavioral sciences at various universities.

Steven B. Ratoff, our chairman of the board, president and chief executive officer, brings over 30 years of experience in the pharmaceutical industry.  His experience as an operating executive in a number of companies as well as his board experience in small development stage companies well qualifies him as a board member of the Company.

Audit Committee

The Audit Committee currently consists of Mr. Bonney (Chair), Mr. Baric and Dr. Nemeroff. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. In the opinion of the Board, and as the term “independent” is defined in Section 803(A)(2) of the NYSE Amex Company Guide, Mr. Baric, Mr. Bonney, and Dr. Nemeroff are independent of management and free of any relationship that would interfere with the exercise of independent judgment as members of the Audit Committee. Members of the Audit Committee also all meet the independence requirements set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. Our Board has determined that Mr. Bonney qualifies as an “audit committee financial expert” and “independent director” as those terms are defined by the regulations of the Securities and Exchange Commission and the NYSE Amex Company Guide.

Code of Ethics

Our Board adopted a Business Conduct Policy that is applicable to all of our employees, officers and Directors. The Business Conduct Policy is intended to be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Business Conduct Policy satisfies the definition of “code of ethics” under the rules and regulations of the Securities and Exchange Commission and the NYSE Amex Company Guide.  The Board adopted the Business Conduct Policy in 2003 and a subsequent revised Business Conduct Policy was adopted by the Board in 2004. A copy of the Business Conduct Policy can be obtained and will be provided to any person without charge upon written request to our Secretary at our executive offices, 1200 Route 22 East, Suite 2000, Bridgewater, New Jersey 08807.

The Business Conduct Policy can also be obtained on our website, www.novadel.com.  We intend to disclose on our website any amendments to, or waivers from, our Business Conduct Policy.  Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K/A.

Information Regarding Executive Officers

The names, ages, principal occupations during the past 5 years, and certain other information with respect to our named executive officers for 2010 are shown below as of March 31, 2011. To the extent that any named executive officer is also serving as a member of the Board, then such named executive officer’s biography is set forth under “Information Regarding Board of Directors” above.

The named executive officers are elected annually by the Board and serve at the pleasure of the Board. The Board has determined that the following individuals are our named executive officers for 2011: Mr. Ratoff, Dr. Bergstrom and Mr. Johnson.

Name	Age	Position with NovaDel
Steven B. Ratoff	68	President, Chief Executive Officer, and Chairman of the Board
David H. Bergstrom, Ph.D.	57	Senior Vice President and Chief Operating Officer
Craig A. Johnson(1)	49	Senior Vice President, Chief Financial Officer and Secretary
Joseph Warusz(2)	53	Principal Accounting Officer

(1)	On June 8, 2010, the Company appointed Mr. Johnson to serve as Senior Vice President, Chief Financial Officer and Secretary of the Company effective June 16, 2010.
(2)
On April 28, 2009, the Company appointed Mr. Warusz as Principal Accounting Officer. Simultaneously with the appointment of Mr. Johnson as Chief Financial Officer, Mr. Warusz resigned from the position of Principal Accounting Officer. Mr. Warusz continued in his capacity as a consultant to the Company until July 31, 2010.

David H. Bergstrom, Ph.D.. Dr. Bergstrom joined NovaDel in December 2006 as Senior Vice President and Chief Operating Officer. From 1999 to November 2006, Dr. Bergstrom served in several capacities at Cardinal Health, Inc., including Vice President, Research & Development and Senior Vice President and General Manager, where he gained extensive experience in biopharmaceutical research and development. From 1998 to 1999, Dr. Bergstrom was Vice President of Pharmaceutical & Chemical Development at Guilford Pharmaceuticals Inc. Dr. Bergstrom was employed by Hoechst Marion Roussel, Inc. as the Director of Pharmaceutical and Analytical Sciences from 1996 to 1998. Dr. Bergstrom served as Director of Pharmaceutical and Analytical Development for the predecessor company, Hoechst-Roussel Pharmaceuticals Inc., from 1991 to 1996, and Group Manager, Formulations, Pharmaceutical Research from 1990 to 1991. Prior thereto, Dr. Bergstrom held various positions at Ciba-Geigy Corporation. Dr. Bergstrom received his Ph.D. in Pharmaceutics at the University of Utah in 1985. In addition, he received his M.S. in Pharmaceutical Chemistry at the University of Michigan in 1982 and his B.S. degree in Pharmacy in 1978 at Ferris State University.

Craig A. Johnson. Mr. Johnson joined NovaDel in June 2010 as Senior Vice President, Chief Financial Officer and Secretary. Prior to joining NovaDel, Mr. Johnson served as Vice President and Chief Financial Officer of TorreyPines Therapeutics from 2004 until its sale to Raptor Pharmaceutical Corp. in September 2009. Following the sale, he served as Vice President of TPTX, Inc., a subsidiary of Raptor Pharmaceutical Corp., until April 2010. From 1994 to 2004, Mr. Johnson was employed by MitoKor, Inc. where he last held the position of Chief Financial Officer and Senior Vice President of Operations. Prior to MitoKor, he served as a senior financial executive for several early-stage technology companies, and he also practiced as a Certified Public Accountant with Price Waterhouse. Currently, Mr. Johnson is a member of the board of directors of Ardea Biosciences and Adamis Pharmaceuticals, which are both publicly-traded biotechnology companies.  He also serves as chairman of the audit committee for each company. Mr. Johnson received his BBA in accounting from the University of Michigan and is a certified public accountant.

Joseph M. Warusz. Mr. Warusz joined NovaDel as a consultant in April, 2009, serving as Principal Accounting Officer. Since March 2006, Mr. Warusz has been providing consulting services to a broad range of clients in the life sciences sector. From August 2005 to March 2006, Mr. Warusz was Vice President, Finance, of Orchid Biosciences, Inc. (now known as Orchid Cellmark Inc.), which provided public company finance experience. From May 2000 to June 2005, Mr. Warusz held several senior executive positions at Bristol-Meyers Squibb. Prior to October 1983, Mr. Warusz acted as Senior Auditor at KPMG, LLP. Mr. Warusz is a Certified Public Accountant and holds an undergraduate degree in accounting and an MBA from Drexel University. Simultaneously with the appointment of Mr. Johnson as Chief Financial Officer, Mr. Warusz resigned from the position of Principal Accounting Officer. Mr. Warusz continued in his capacity as a consultant to the Company until July 31, 2010.

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

Pursuant to its charter, the Compensation Committee may engage the services of outside advisors, experts, and others to assist them. During 2010, the Compensation Committee did not engage the services of outside advisors, experts or others to assist in setting Director compensation.

The following table shows amounts earned by each Director during the year ended December 31, 2010.

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mark J. Baric	$50,000	—	$6,563	—	—	—	$56,563
Thomas E. Bonney, CPA	$50,000	—	$6,563	—	—	—	$56,563
Charles B. Nemeroff, M.D., Ph.D.(3)	$52,000	—	$6,563	—	—	—	$58,563

(1)	Reflects the amount of fees earned during the year ended December 31, 2010. Of such amount, $12,500 for each director that was earned in 2010 was paid in 2009.

(2)
Represents estimated fair value of the option award on the grant date using a Black-Scholes option pricing model that assumes the following: expected volatility of 113%; dividend yield of 0%; expected term until exercise of 2.7 years; and a risk-free interest rate of 2.0%.

(3)	Fees earned includes $2,000 earned for participation on the Company’s Scientific Advisory Board.

The following table shows the options granted to each non-employee Director during the year ended December 31, 2010.

Director	Number of Shares Underlying Options Granted	Grant Date	Exercise Price Per Share
Mark J. Baric	50,000	6/10/2010	$0.20
Thomas E. Bonney, CPA	50,000	6/10/2010	$0.20
Charles B. Nemeroff, M.D., Ph.D.	50,000	6/10/2010	$0.20

The Board followed the recommendation of the Compensation Committee and determined non-employee Director compensation as follows for 2010:

Equity Compensation—Each new non-employee Director will, upon initially joining the Board, receive options to purchase 100,000 shares of our Common Stock pursuant to our 2006 Equity Incentive Plan, referred to herein as the 2006 Plan, and thereafter, each non-employee Director will receive an annual grant of options to purchase 50,000 shares of our Common Stock upon re-election to the Board.

                Cash Compensation—Each non-employee Director will receive an annual retainer of $50,000 to be paid quarterly in installments of $12,500 at the beginning of each quarter during such year.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our named executive officers during 2010 and as anticipated for 2011. Our Chief Executive Officer, Chief Financial Officer and the other named executive officers included in the Summary Compensation Table will be referred to as the “named executive officers” for purposes of this discussion.

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

Setting Executive Compensation

The Committee oversees the design, development and implementation of the compensation program for the Chief Executive Officer and the other named executive officers. The Committee evaluates the performance of the Chief Executive Officer and determines the Chief Executive Officer’s compensation in light of the goals and objectives of the compensation program. The Chief Executive Officer and the Committee together assess the performance of the other named executive officers employed by us as of December 31 and determine their compensation, based on initial recommendations from the Chief Executive Officer. Our Chief Executive Officer provided the Committee with a detailed review of the performance of the other named executive officers and made recommendations to the Committee with respect to the compensation packages for those officers for 2010.

The other named executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives and results with the Chief Executive Officer.

We have not used the services of any compensation consultant in matters affecting the compensation of named executive officers or Directors during 2010. In the future, we, or the Committee, may engage or seek the advice of a compensation consultant.

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

Components of Compensation

The key components of NovaDel’s executive compensation package are cash compensation (salary & annual bonuses), long-term equity incentive awards and change in control and other severance agreements. These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by our named executive officers.

Base Salary. It is the Committee’s objective to set a competitive rate of annual base salary for each named executive officer. The Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their named executive officers with a guaranteed annual component of compensation that is not subject to performance risk. The Committee works with outside consultants as necessary to establish salary ranges for the named executive officers, with minimum to maximum opportunities that cover the normal range of market variability. The actual base salary for each named executive officer is then derived from those salary ranges based on his responsibility, tenure and past performance and market comparability. Annual base salaries for the named executive officers are reviewed and approved by the Committee in the first quarter following the end of the previous performance year. Changes in base salary are based on the scope of an individual’s current job responsibilities, individual performance in the previous performance year, target pay position relative to the peer group, and our salary budget guidelines. The Committee reviews established goals and objectives, and determines an individual’s achievement of those goals and objectives and considers the recommendations provided by the Chief Executive Officer to assist it in determining appropriate salaries for the named executive officers other than the Chief Executive Officer. For any given performance year, actual salary increases may range from 0% to 10% of the salary guidelines based on individual performance. This broad range allows for meaningful differentiation on a pay for performance basis.

The base salary information for our named executive officers for 2010 is set forth in the tables below. As a result of the Company’s financial condition, the Chief Executive Officer and the Committee recommended to the Board that no merit increases be granted to our named executive officers for 2011.

Annual Bonuses.  As part of their compensation package, our named executive officers have the opportunity to earn annual bonuses. Annual bonuses are designed to reward superior executive performance while reinforcing our short-term strategic operating goals. Pursuant to the individual employment agreements, the Committee establishes each year a target award for each named executive officer based on a percentage of base salary. Annual bonus targets as a percentage of salary increase with executive rank so that for the more senior executives, a greater proportion of their total cash compensation is contingent upon annual performance.

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

2010 Performance Measures and Payouts—In 2010, annual bonus targets ranged from 30% to 50% of base salary for the named executive officers and were payable based on the Committee’s subjective review of both the performance of NovaDel as well as individual performance. The Committee utilizes annual bonuses to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will vary depending on the individual executive, but will relate generally to (i) operational goals such as the development of our product candidates and the identification and advancement of additional product candidates, (ii) strategic goals such as the establishment of operating plans and budgets, review of organization and staff, and (iii) the enhancement of stockholder value.

For each of our named executive officers for 2010, the Compensation Committee has provided the following corporate performance targets, as well as the weighting of each component as a percentage of such named executive officer’s target bonus amount:

		Weighting of Components as a Percentage of Target Bonus
Performance Milestone:		Steven Ratoff	David Bergstrom	Craig Johnson
•	Achieve 2010 budgeted cash plan as of December 31, 2010.	25%	50%	25%

•	Complete pilot PK, FDA meeting and pivotal study for a product candidate by a specific date.	25%	50%	25%

•	Meet defined finance and business development objectives by a specific date.	50%	—	50%

For the 2010 awards, the potential payout may range from 0–100% of target, or higher under certain circumstances. The Committee has also retained the discretion to reduce the dollar amount of the awards otherwise payable to the named executive officers.

At the end of each year, the Committee determines the level of achievement with respect to each corporate goal, and decides the overall percent of corporate goal achievement for purposes of annual bonuses. For this assessment, the Committee evaluates the status of NovaDel’s development programs and clinical progress, corporate development and regulatory compliance activities. These qualitative factors are also typically used by comparable companies to evaluate performance and involve a subjective assessment of corporate performance by the Committee. Moreover, the Committee does not base its considerations on a single performance factor, but rather considers a mix of factors and evaluates company and individual performance against that mix. The Chief Executive Officer provides written evaluations for the named executive officers, other than himself, to the Committee along with his recommendations for each individual performance factor. The Committee reviews the performance and assessment of each named executive officer and then evaluates the Chief Executive Officer and assigns a weight to each individual achievement factor. The table below details 2010 annual bonus targets for each of our named executives.

Name	Title	2010 Target Bonus ($)	2010 Target Bonus (% Salary)	2010 Actual Bonus ($)	2010 Actual Bonus (% Salary)
Steven B. Ratoff	President and Chief Executive Officer	$175,000	50%	— (3)	— (3)

David H. Bergstrom, Ph.D.	Senior Vice President and Chief Operating Officer	$90,000	30%	— (3)	— (3)

Craig A. Johnson(1)	Senior Vice President, Chief Financial Officer and Secretary	$45,000	30%	— (3)	— (3)

Joseph Warusz(2)	Principal Accounting Officer	$0	0%	— (3)	— (3)

(1)
On June 8, 2010, the Company appointed Mr. Johnson to serve as Senior Vice President, Chief Financial Officer and Secretary of the Company effective June 16, 2010.  As a result, Mr. Johnson would only be eligible to receive a pro rata portion of the 2010 Target Bonus amount based on his partial year of service.

(2)
Mr. Warusz provided services to the Company pursuant to a consulting agreement, under which Mr. Warusz received a monthly retainer of $20,000 and an hourly rate of $180 for hours in excess of 160 hours per month.  As a result, Mr. Warusz was not eligible under the Company’s Bonus program.

(3)	As a result of the Company’s financial condition, the Chief Executive Officer and the Committee determined not to grant bonus to the named executive officers for 2010.

2011 Performance Measures—As in 2010, annual bonuses for 2011, if any, will be based on achievement of pre-established company objectives and individual goals for each named executive officer and, for each named executive officer other than the Chief Executive Officer, a subjective review of that individual’s performance. Corporate performance targets may include such measures as strategic plan metrics while individual performance targets may include operational and financial metrics, regulatory compliance metrics, and delivery of specific programs, plans, and budgetary objectives identified and documented at the beginning of each year. It is the Committee’s intention to base a greater percentage of the annual award payout on corporate as opposed to individual performance for higher level executives, with 100% of the Chief Executive Officer’s annual bonus tied to the attainment of corporate performance objectives.

For each of our named executive officers for 2011, the Compensation Committee has provided the following corporate performance targets, as well as the weighting of each component as a percentage of such named executive officer’s target bonus amount:

		Weighting of Components as a Percentage of Target Bonus
Performance Milestone:		Steven Ratoff	David Bergstrom	Craig Johnson
•	Achieve 2011 budgeted cash plan as of December 31, 2011.	25%	50%	25%

•	File the Duromist NDA by a specific date.	25%	50%	25%

•	Meet defined finance and business development objectives by a specific date.	50%	—	50%

For the 2011 awards, the potential payout may range from 0 – 100% of target, or higher under certain circumstances. The Committee has also retained the discretion to reduce the dollar amount of the awards otherwise payable to the named executive officers.

The table below shows the dollar amount of the 2010 and 2011 annual target bonus for each named executive officer, together with percentage of base salary represented by that target:

Name	Title	2010 Target Bonus ($)	2010 Target Bonus (% Salary)	2011 Target Bonus ($)	2011 Target Bonus (% Salary)
Steven B. Ratoff	President and Chief Executive Officer	$175,000	50%	$175,000	50%

David H. Bergstrom, Ph.D..	Senior Vice President and Chief Operating Officer	$90,000	30%	$90,000	30%

Craig A. Johnson(1)	Senior Vice President, Chief Fnancial Officer and Secretary	$45,000	30%	$45,000	30%

Joseph Warusz(2)	Principal Accounting Officer	—	—	—	—

(1)
On June 8, 2010, the Company appointed Mr. Johnson to serve as Senior Vice President, Chief Financial Officer and Secretary of the Company effective June 16, 2010.  As a result, Mr. Johnson would only be eligible to receive a pro rata portion of the 2010 Target Bonus amount based on his partial year of service.

(2)
Mr. Warusz provided services to the Company pursuant to a consulting agreement, under which Mr. Warusz received a monthly retainer of $20,000 and an hourly rate of $180 for hours in excess of 160 hours per month.  As a result, Mr. Warusz was not eligible under the Company’s Bonus program.

Based on the Chief Executive Officer’s broader range of responsibilities, the Compensation Committee deemed it appropriate to set the Chief Executive Officer’s 2010 and 2011 Target Bonus at a greater percentage of base salary than the other named executive officers.

Long-Term Incentive Equity Awards. We believe that long-term performance is achieved through an ownership culture that encourages high performance by our named executive officers through the use of stock-based awards. Our equity plans have been established to provide our employees, including our named executive officers, with incentives to help align employees’ interests with the interests of our stockholders. The Committee believes that the use of stock-based awards offers the best approach to achieving our compensation goals. We have historically elected to use stock options as the primary long-term equity incentive vehicle; however, the Committee has used restricted stock and may in the future utilize restricted stock as part of our long-term incentive program. We have selected the Black-Scholes method of valuation for share-based compensation effective August 1, 2005. Due to the early stage of our business and our desire to preserve cash, we expect to provide a greater portion of total compensation to our named executive officers through stock options and restricted stock grants than through cash-based compensation.

Stock Options. Our stock plans authorize us to grant options to purchase shares of Common Stock to our employees, Directors and consultants. The Committee generally oversees the administration of our stock option plans. In 2010, the Committee delegated the authority to our Chief Executive Officer to make initial option grants to certain new employees within an approved range. All new employee grants in excess of the Chief Executive Officer’s limit and any grant to a named executive officer are approved by the Committee. Stock options may be granted at the commencement of employment, annually, occasionally following a significant change in job responsibilities or to meet other objectives.

The Committee reviews and approves stock option awards to named executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each named executive officer’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Committee to eligible employees and, in appropriate circumstances, the Committee considers the recommendations of members of management, such as Steven B. Ratoff, our President and Chief Executive Officer.

In 2010, certain named executive officers were awarded stock options in the amounts included in the Grants of Plan-Based Awards table. Stock options granted by us have an exercise price equal to the fair market value of our Common Stock on the day of grant, typically vest annually over a three-year period or upon the achievement of certain performance-based milestones and are based upon continued employment, and generally expire ten (10) years after the date of grant. The fair value of the options granted to the named executive officers in the Summary Compensation Table is determined in accordance with the Black-Scholes method of valuation for share-based compensation. The Committee has also granted performance based options to certain of our named executive officers. Incentive stock options also include certain other terms necessary to ensure compliance with the Internal Revenue Code of 1986, as amended.

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

Restricted Stock. Our 2006 Equity Incentive Plan authorizes us to grant restricted stock. No restricted stock grants were awarded during 2010. In order to implement our long-term incentive goals, we anticipate that we may grant shares of restricted stock in the future.

Executive Benefits and Perquisites

Our named executive officers, who are parties to employment agreements, will continue to be parties to such employment agreements in their current form until the expiration of the employment agreement or until such time as the Committee determines in its discretion that revisions to such employment agreements are advisable. In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our named executive officers, including medical, dental and life insurance and the ability to contribute to a 401(k) plan; however, the Committee in its discretion may revise, amend or add to the officer’s executive benefits if it deems it advisable. We believe these benefits are currently comparable to benefit levels for comparable companies. We have no current plans to change either the employment agreements (except as required by law or as required to clarify the benefits to which our named executive officers are entitled as set forth herein) or level of benefits.

Severance and Change in Control Arrangements

The specific terms of our severance and change in control arrangements are discussed in detail below under the headings “Potential Payments Upon Termination or Change in Control” and “Employment Agreements.” As a general matter, however, we believe that reasonable severance and change in control protection for our named executive officers is necessary in order for us to recruit and retain qualified executives.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during the year ended December 31, 2010 or at any other time an officer or employee of ours. No executive officer has served as a director or member of the Board or the Compensation Committee (or other committee serving an equivalent function) of any other entity while an executive officer of that other entity served as a director of or member of our Board or our Compensation Committee. Mr. Ratoff, our Chairman of the Board, and our President and Chief Executive Officer participated in discussions and decisions regarding salaries and incentive compensation for all of our named executive officers, except he was excluded from discussions regarding his own salary and incentive stock compensation.

Compensation Committee Report

The Compensation Committee evaluates and establishes compensation for the named executive officers, NovaDel’s stock plans, and other management incentive, benefit and perquisite programs. Management has the primary responsibility for our financial statements, including the disclosure of executive compensation. With this in mind, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section of this Annual Report on Form 10-K/A. The Compensation Committee is satisfied that the Compensation Discussion and Analysis fairly and completely represents the philosophy, intent, and actions of the Compensation Committee with regard to executive compensation. The Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for filing with the Securities and Exchange Commission.

Compensation Committee

Charles B. Nemeroff, M.D., Ph.D., Chair
Mark J. Baric
Thomas J. Bonney

Summary Compensation Table

The following table sets forth a summary for the years ended December 31, 2010, 2009 and 2008 of the cash and non-cash compensation awarded, paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and our three most highly compensated officers other than the Chief Executive Officer and Chief Financial Officer who served in such capacities in 2010 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)		Total ($)
Steven B. Ratoff	2010	350,000		—		—		—		—	—	1,194		351,194
President and Chief Executive Officer	2009	210,000	(3)	—		—		434,188	(4)	—	—	67,500	(5)	711,688
	2008	210,000		—		141,000	(7)	6,899	(4)	—	—	20,000	(5)	377,899

David H. Bergstrom, Ph.D.	2010	300,000		—		—		127,800	(8)	—	—	19,761		447,561]
Senior Vice President and Chief Operating Officer	2009	302,598		—		—		165,887		—	—	24,986		493,471
	2008	311,538		50,000	(6)	70,000	(7)	—		—	—	25,156		456,694

Craig A. Johnson, CPA	2010	81,250		—		—		95,278		—	—	19,821		196,349
Senior Vice President,Chief Financial Officer and Secretary(9)

Joseph Warusz	2010	139,790		—		—		—		—	—	—		139,790
Principal Accounting Officer(10)	2009	206,640		—		—		—		—	—	—		206,640

(1)
Option awards reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, based on the fair value of the option on the grant date as estimated using the Black-Scholes model. For a discussion of assumptions used to estimate fair value, please see Note 10, “Stock Options and Warrants”, to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. The actual amount ultimately realized from the equity awards will likely vary based on a number of factors, including, but not limited to, NovaDel’s actual performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

(2)
During 2010, premiums paid on behalf of Mr. Ratoff for dental, life and long term disability insurance were $1,194.  Premiums paid on behalf of Dr. Bergstrom and Mr. Johnson for medical, dental, life and long term disability insurance were $19,761 and $19,821, respectively.

(3)	Amount represents fees paid to Mr. Ratoff as part of his consulting agreement with NovaDel.

(4)
Reflects the aggregate grant date fair value of options granted to Mr. Ratoff in his capacity as a director and a named executive officer of NovaDel during 2009 and 2008. In 2010, Mr. Ratoff received no option grants. In 2009, the aggregate grant date fair value of Mr. Ratoff’s options was $429,121 for options granted to Mr. Ratoff in his capacity as a named executive officer and $5,067 for options granted to Mr. Ratoff in his capacity as a director. In 2008, Mr. Ratoff was only granted options in his capacity as a director.

(5)	Amounts represent Board fees paid to Mr. Ratoff during 2009 and 2008, as previously discussed under director compensation. Mr. Ratoff did not receive any Board fees during 2010.

(6)
Dr. Bergstrom received a one-time special cash bonus of $50,000, paid in January 2009, in recognition of his individual efforts in 2008 in connection with the Company’s research and development efforts and clinical activities including, but not limited to, the U.S. Food and Drug Administration’s approval of the New Drug Application for ZolpimistTM for the short-term treatment of insomnia.

(7)
Stock awards reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, based on the closing price of the Company’s common stock on the grant date. Certain named executives received restricted stock awards in February 2008: Mr. Ratoff received 300,000 restricted shares, and Dr. Bergstrom received 150,000 restricted shares. The restrictions on the restricted stock awarded in February 2008 shall lapse over a three-year period, subject to reduction as follows: (1) in the event of a $5 million non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-and-one-half year period; (2) in the event of an additional $5 million (or $10 million in the aggregate) non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-year period; and (3) in the event of a $20 million (or $20 million in the aggregate) non-dilutive financing by the Company, the restrictions shall immediately lapse. Additionally, the Board, upon the recommendation of the Compensation Committee, agreed that, in the case of the Company’s Chief Executive Officer, an additional 200,000 shares of restricted stock shall be granted as follows: (1) upon achieving a $5 million non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted; and (2) upon achieving an additional $5 million (or $10 million in the aggregate) in non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted. The restrictions on such additional shares shall lapse over a three-year period. Neither of these events occurred on or before December 31, 2008. Neither of the restricted stock criteria was met on or before December 31, 2008.

(8)	Represents the grant date fair value associated with a performance based option granted to Dr. Bergstrom in December 2006. The related performance milestone was achieved during 2010.

(9)
On June 8, 2010, the Company appointed Mr. Johnson to serve as Senior Vice President, Chief Financial Officer and Secretary of the Company effective June 16, 2010.  During 2010, Mr. Johnson received a pro rata portion of his annual base salary of $150,000 based on his partial year of service.

(10)
Mr. Warusz provided services to the Company pursuant to a consulting agreement, under which Mr. Warusz received a monthly retainer of $20,000 and an hourly rate of $180 for hours in excess of 160 hours per month.

Grants of Plan-Based Awards

The following table sets forth information with respect to the named executive officers concerning stock options granted during the year ended December 31, 2010. There were no grants of restricted stock to the named executive officers during the year ended December 31, 2010.

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Steven B. Ratoff	—	—	—	—	—	—	—	—	—	—	—
David H. Bergstrom, Ph.D.	—	—	—	—	—	—	—	—	—	—	—
Craig A. Johnson, CPA	6/16/10	—	—	—	—	—	—	—	750,000	0.19	—
Joseph Warusz	—	—	—	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at December 31, 2010 for each of our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven B. Ratoff	100,000		—	—	$1.36	1/16/2011	300,000	(5)	$57,000	—	—
	29,645		—	—	$1.52	1/15/2012	—		—	—	—
	50,000		—	—	$1.52	1/15/2012	—		—	—	—
	33,333	(1)	16,667	—	$0.24	9/7/2013	—		—	—	—
	50,000		—	—	$0.23	10/15/2014	—		—	—	—
	1,250,000		—	—	$0.34	1/22/2014	—		—	—	—
	1,000,000	(2)	1,000,000	—	$0.17	12/31/2014	—		—	—	—
David H. Bergstrom, Ph.D.	42,401	(3)	16,078	—	$1.71	12/3/2016	150,000	(5)	$28,500	—	—
	610,099	(3)	231,422	—	$1.71	12/3/2016	—		—	—	—
	383,333	(2)	16,667	—	$0.34	1/22/2014	—		—	—	—
	379,167	(2)	320,833	—	$0.23	11/24/2014	—		—	—	—
Craig A. Johnson, CPA	291,662	(4)	458,338	—	$0.19	6/16/2015	—		—	—	—
Joseph Warusz	—		—	—	—	—	—		—	—	—

(1)	The options vest annually in equal installments over a three year period from the date of grant.

(2)	The options vest monthly in equal installments over a two-year period from the date of grant.

(3)
These options are performance based and vest 12.5% upon acceptance by the Food & Drug Administration (FDA) of our New Drug Application (NDA) submission for our product candidate zolpidem; 12.5% upon FDA acceptance of a NDA submission for our product candidate sumatriptan; 12.5% upon Board approval and successful implementation of portfolio plan for next generation compounds; 12.5% upon Chief Executive Officer approval and successful implementation of organization plan to address issues in analytical, clinical and regulatory; 15% upon completion of a Board approved licensing deal for our product candidate zolpidem; 15% upon completion of a Board approved licensing deal for our product candidate sumatriptan; and 20% at Board discretion upon completion of approved licensing deal for our product candidates zolpidem or sumatriptan.

(4)	The options vest monthly in equal installments over an eighteen-month period from the date of grant.

(5)
Certain named executives received restricted stock awards in February 2008: Mr. Ratoff received 300,000 restricted shares, and Dr. Bergstrom received 150,000 restricted shares. The restrictions on the restricted stock awarded in February 2008 shall lapse over a three-year period, subject to reduction as follows: (1) in the event of a $5 million non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-and-one-half year period; (2) in the event of an additional $5 million (or $10 million in the aggregate) non-dilutive financing by the Company on or before December 31, 2008, the three-year restriction shall be accelerated such that the restrictions on the restricted stock shall lapse over a two-year period; and (3) in the event of a $20 million (or $20 million in the aggregate) non-dilutive financing by the Company, the restrictions shall immediately lapse.

Additionally, the Board, upon the recommendation of the Compensation Committee, agreed that, in the case of the Company’s Chief Executive Officer, an additional 200,000 shares of restricted stock shall be granted as follows: (1) upon achieving a $5 million non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted; and (2) upon achieving an additional $5 million (or $10 million in the aggregate) in non-dilutive financing by the Company on or before December 31, 2008, an additional 100,000 shares of restricted stock shall be granted. The restrictions on such additional shares shall lapse over a three-year period. Neither of the restricted stock criteria was met on or before December 31, 2008.

Option Exercises and Stock Vested During 2010

There were no options or other derivative securities exercised in 2010 by our named executive officers. In addition, there were no shares acquired by our named executive officers upon the vesting of restricted stock.

Employment Agreements

In 2010, we had employment agreements with Mr. Ratoff, Dr. Bergstrom and Mr. Johnson. The individual agreements of the named executive officers are summarized below.

David H. Bergstrom, Ph.D.

In March 2011, the Compensation Committee approved a further extension of Dr. Bergstrom's employment on the same terms and conditions as the original employment agreement through June 30, 2011.  His original agreement provided for:

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

Steven B. Ratoff

Mr. Ratoff’s agreement became effective January 1, 2010 and does not have an expiration date. His agreement currently provides for:

•	annual base salary of $350,000, subject to periodic and customary review for increase by the Board or Compensation Committee;
•	an annual bonus of equal to 50% of base salary, with a maximum equal to 150% of the target award; and
•	options to purchase 2,000,000 shares of Common Stock pursuant to our 2006 Equity Incentive Plan.

Upon a termination of the Agreement by Mr. Ratoff for good reason (as defined in the agreement), Mr. Ratoff will continue to receive his annual base salary for a period of twelve months following such termination. In addition, Mr. Ratoff shall be entitled to receive a monthly severance payment during the twelve month period following his termination in an amount equal to one-twelfth of the greater of (a) the average of the annual incentive bonuses paid to Mr. Ratoff prior to the date of termination, (b) the last annual incentive bonus paid to Mr. Ratoff prior to termination, or (c) if the termination occurs within the first twelve months following the effective date of the employment agreement, the target annual incentive bonus. All previously awarded equity grants shall immediately vest upon such termination and Mr. Ratoff shall have a period of twelve months following such termination to exercise any unexercised stock options.

If Mr. Ratoff’s employment is terminated without cause (as defined in the agreement) or by us upon a change in control (as defined in the agreement), Mr. Ratoff will be entitled to receive an amount equal to the greater of (i) twelve months base salary at the time of termination or (ii) the intrinsic value of any unvested and vested, but unexercised, stock grants on the date of termination. In the event the value of the equity grants is less than twelve months base salary, all unvested and vested, but unexercised, stock grants shall immediately be forfeited. In addition, Mr. Ratoff shall be entitled to receive the pro rata portion of the annual incentive bonus to the extent performance measures were met.

If Mr. Ratoff’s employment is terminated by (i) us as a result of Mr. Ratoff’s disability, (ii) mutual agreement of the parties, or (iii) Mr. Ratoff for a change of control (as defined in the agreement), Mr. Ratoff will be entitled to receive his base salary through the date of termination, the pro rata portion of his annual incentive bonus for that year and all other amounts to which he was entitled for portion of the year up to his termination. In the event of Mr. Ratoff’s death, Mr. Ratoff’s legal representatives will be entitled to receive the same amounts that Mr. Ratoff would have been entitled to receive for a termination as a result of the foregoing events.

The agreement also contains provisions prohibiting Mr. Ratoff, during the term of his employment and for a period of two (2) year following his employment from soliciting for hiring, or hiring, any employee, consultant or independent contractor employed or affiliated with us. Mr. Ratoff shall also refrain either directly or indirectly from approaching or attempting to solicit any of our business.

Craig A. Johnson

Mr. Johnson’s agreement became effective June 16, 2010 and does not have an expiration date. His agreement currently provides for:

•	annual base salary of $150,000, subject to periodic and customary review for increase by the Board or Compensation Committee;
•	an annual bonus of equal to 30% of base salary, with a maximum equal to 150% of the target award; and
•	options to purchase 750,000 shares of Common Stock pursuant to our 1998 Equity Incentive Plan and our 2006 Equity Incentive Plan.

If Mr. Johnson’s employment is terminated without cause (as defined in the agreement) or by us upon a change in control (as defined in the agreement), Mr. Johnson will be entitled to receive an amount equal to six months base salary at the time of termination. In addition, Mr. Johnson shall be entitled to receive the pro rata portion of the annual incentive bonus to the extent performance measures were met. All previously awarded equity grants would immediately vest upon such termination and Mr. Johnson will have a period of twelve months following such termination to exercise any unexercised stock options.

If Mr. Johnson’s employment is terminated by (i) us as a result of Mr. Johnson’s disability, (ii) mutual agreement of the parties, or (iii) Mr. Johnson for a change of control (as defined in the agreement), Mr. Johnson will be entitled to receive his base salary through the date of termination, the pro rata portion of his annual incentive bonus for that year and all other amounts to which he was entitled for portion of the year up to his termination. In the event of Mr. Johnson’s death, Mr. Johnson’s legal representatives will be entitled to receive the same amounts that Mr. Johnson would have been entitled to receive for a termination as a result of the foregoing events. All previously awarded equity grants shall immediately vest upon such termination and Mr. Johnson shall have a period of twelve months following such termination to exercise any unexercised stock options.

The Agreement also contains provisions prohibiting Mr. Johnson, during the term of his employment and for a period of two years following his employment from soliciting for hiring, or hiring, any employee, consultant or independent contractor employed or affiliated with the Company. Mr. Johnson shall also refrain either directly or indirectly from approaching or attempting to solicit any business of the Company.

Potential Payments Upon Termination or Change in Control

The following table shows the potential payments upon death or disability, termination, resignation or a change of control of NovaDel for each of the named executive officers. For purposes of disclosure, the table assumes that the death or disability, termination, resignation or a change of control occurred as of December 31, 2010.

Name	Executive Benefits and Payments Upon Termination	Death or Disability ($)	Termination for Cause or Resignation ($)	Termination by Company Without Cause or in Connection With Change in Control, or by Executive For Good Reason ($)	Termination by Executive in Connection With Change in Control ($)
Steven B. Ratoff	Base Salary	—	—	350,000	—
	Bonus(1)	262,500	—	262,500	262,500
	Stock Options/Restricted
	Stock Accelerated(2)	77,000	—	77,000	77,000
	Health Care Continuation	—	—	—	—
	Accrued Vacation Pay(3)	20,192	20,192	20,192	20,192
	Life Insurance Benefits(4)	100,000	—	—	—
David H. Bergstrom, Ph.D.	Base Salary	—	—	300,000	300,000
	Bonus(1)	90,000	—	90,000	90,000
	Stock Options/Restricted
	Stock Accelerated(2)	28,500	—	—	28,500
	Health Care Continuation	11,256	—	11,256	11,256
	Accrued Vacation Pay(3)	28,846	28,846	28,846	28,846
	Life Insurance Benefits(4)	100,000	—	—	—
Craig A. Johnson, CPA	Base Salary	—	—	75,000	—
	Bonus(1)	67,500	—	67,500	67,500
	Stock Options/Restricted
	Stock Accelerated(2)	—	—	—	—
	Health Care Continuation	39,684	—	39,684	39,684
	Accrued Vacation Pay(3)	8,654	8,654	8,654	8,654
	Life Insurance Benefits(4)	100,000	—	—	—
Joseph Warusz		—	—	—	—
TOTAL ($)		934,132	57,692	1,330,632	934,132

(1)	Assumes the named executive officer has earned 100% of the potential bonus payable per the individual employment agreement.

(2)	Represents the intrinsic value of the options or restricted stock as of December 31, 2010 (the difference between the market value of $0.19 as of December 31, 2010 and the exercise price).

(3)	Represents maximum amount vacation payable to such executive. Vacation time accrues ratably throughout the calendar year, and lapses as of December 31 of each year if not otherwise utilized.

(4)	Pursuant to our current benefit plans, each named executive officer would receive a $50,000 death benefit plus an additional $50,000 for an accidental death or a maximum benefit of $100,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 31, 2011, regarding beneficial ownership of the Common Stock to the extent known to us by each person known to be the beneficial owner of 5% or more of the Common Stock. Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

Title of Class	Name and Address or Number in Group	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	ProQuest Investments, II, L.P.(1)	47,113,426(2)	37.4%

(1)	The address for ProQuest Investments II, L.P., ProQuest Investments III, L.P. and ProQuest Investments II Advisors Fund, LP is 90 Nassau Street, 5th Floor, Princeton, NJ 08542.
(2)
Based on information disclosed on a report on Schedule 13D/A filed with the SEC on November 19, 2010 with respect to ownership as of November 10, 2010 and consists of (i) 10,852,852 shares of Common Stock, and warrants to purchase 4,446,724 shares of Common Stock held in the name of ProQuest Investments II, L.P., (ii) 23,653,314 shares of Common Stock, and warrants to purchase 7,967,303 shares of Common Stock held in the name of ProQuest Investments III, L.P., and (iii) 144,543 shares of Common Stock, and warrants to purchase 48,690 shares of Common Stock. ProQuest Associates III LLC (“Associates III”) is the General Partner of ProQuest Investments III, L.P. ProQuest Associates II LLC (“Associates II”) is the general partner of ProQuest Investments II, L.P. and of ProQuest Investments II Advisors Fund, L.P. Jay Moorin and Alain Schreiber, Managing Members of Associates III and Associates II, have voting, dispositive and investment power with respect to the securities. Each of Mr. Moorin and Mr. Schreiber disclaim beneficial ownership of such securities except to the extent of each such person’s respective pecuniary interest in such securities.

Stock Ownership of Directors and Management

The following table sets forth information, as of March 31, 2011, regarding beneficial ownership of the Common Stock to the extent known to us, by (i) each person who is a director; (ii) each named executive officer in the Summary Compensation Table; and (iii) all directors and named executive officers as a group. Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

Title of Class	Name and Address or Number in Group(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Common Stock	Mark J. Baric	239,067(3)	*
Common Stock	David H. Bergstrom, Ph.D.	1,867,500(4)	1.62%
Common Stock	Thomas E. Bonney, CPA	248,934(5)	*
Common Stock	Charles B. Nemeroff, M.D., Ph.D.	199,167(6)	*
Common Stock	Steven B. Ratoff	4,428,372(7)	3.80%
Common Stock	Craig Johnson	500,000(8)	*
Common Stock	Joseph Warusz	-	*
Common Stock	All Directors and Named Executive Officers as a group (7 persons)	7,483,040(9)	6.28%
_____________________________________________
*Less than 1%.
(1)	The address of all holders listed herein is c/o NovaDel Pharma Inc., 1200 Route 22 East, Suite 2000, Bridgewater, New Jersey 08807.
(2)
For each of the following persons, the numbers set forth in this column includes the number of shares of Common Stock immediately succeeding such person’s name, which such person has the right to acquire within 60 days through the exercise of stock options:

(3)
Includes 9,900 shares of Common Stock owned of record and 229,167 shares of Common Stock subject to options which were exercisable as of March 31, 2011 or 60 days after such date. Excludes 20,833 shares of Common Stock underlying options, which become exercisable over time after such period.

(4)
Includes 290,000 shares of Common Stock owned of record and 1,577,500 shares of Common Stock subject to options which were exercisable as of March 31, 2011 or 60 days after such date. Excludes 422,500 shares of Common Stock underlying options which become exercisable or vest over time after such period.

(5)
Includes 25,300 shares of Common Stock owned of record and 223,634 shares of Common Stock subject to options which were exercisable as of March 31, 2011 or 60 days after such date. Excludes 20,833 shares of Common Stock underlying options, which become exercisable over time after such period.

(6)
Includes 15,000 shares of Common Stock owned of record and 184,167 shares of Common Stock subject to options which were exercisable as of March 31, 2011 or 60 days after such date. Excludes 23,333 shares of Common Stock underlying options, which become exercisable over time after such period.

(7)
Includes 1,560,000 shares of Common Stock owned of record,, 38,727 shares of Common Stock subject to warrants which were exercisable as of March 31, 2011 or 60 days after such date and 2,829,645 shares of Common Stock subject to options which were exercisable as of March 31, 2011 or 60 days after such date. Excludes 600,000 shares of Common Stock underlying options, which become exercisable or vest over time after such period.

(8)
Includes 500,000 shares of Common Stock subject to options which were exercisable as of March 31,  2011 or 60 days after such date. Excludes 250,000 shares of Common Stock underlying options, which become exercisable over time after such period.

(9)
Includes 1,900,200 shares of Common Stock owned of record, 38,727 shares of Common Stock subject to warrants which were exercisable as of March 31, 2011 or 60 days after such date and 5,544,113 shares of Common Stock subject to options which were exercisable as of January 6, 2011 or 60 days after such date. Excludes 1,337,499 shares of Common Stock underlying options which become exercisable or vest over time after such period.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans that have been approved by security holders……………...	7,978,000	$0.60	10,751,000
Equity compensation plans not approved by security holders...	581,000	$2.38	—
Total………..	8,559,000	$0.72	10,751,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

To the best of management’s knowledge, other than (i) compensation for services as named executive officers and Directors or (ii) as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or were to be a party, in which the amount involved exceeds $120,000 during 2010, and in which any Director or named executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

On March 31, 2010, we announced a registered direct offering in which ProQuest Investments participated and received 4,848,485 shares of the Company’s common stock and five-year warrants, Series A Warrants, to purchase 2,424,243 shares of common stock with an exercise price of $0.25 per share and six-month warrants, Series B Warrants, to purchase 1,616,162 shares of common stock with an exercise price of $0.25 per share.  As a result of the 2010 equity financing and as of March 31, 2011, ProQuest Investments beneficially owns 37.4% of our total outstanding common stock. As such, ProQuest Investments may be deemed to be our affiliate. Mr. Steven B. Ratoff, our President and Chief Executive Officer, has served as a venture partner with ProQuest Investments since December 2004, although he has no authority for investment decisions by ProQuest Investments.

Review, Approval and Ratification of Transactions with Related Persons

The Audit Committee is responsible for reviewing, approving or ratifying all transactions between us and any related person. Related persons can include any of our directors or executive officers, certain of our stockholders, and any of their immediate family members. This obligation is set forth in our Audit Committee Charter. In evaluating related person transactions, the members of the Audit Committee apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the Board of the Directors and as individual directors. The Audit Committee will approve a related person transaction when, in its good faith judgment, the transaction is in the best interest of the Company. To identify related person transactions, each year, we require each of our directors, director nominees and executive officers to complete a disclosure questionnaire identifying any transactions with us in which the officer or director or their family members have an interest.

Independence of Directors

The Board annually determines the independence of each Director based on a review by the Board and our Corporate Governance and Nominating Committee. The Company continues to follow the NYSE Amex LLC Corporate Governance Standards requiring that a majority of the Board be independent and that for a Director to qualify as independent, the Board must affirmatively determine that the Director has no material relationship with NovaDel, either directly or as a partner, shareholder or officer of an organization that has a relationship with us. In determining whether a material relationship exists, the Board and our Corporate Governance and Nominating Committee broadly consider all relevant facts and circumstances brought to their attention through the processes described below.

The NovaDel Corporate Governance Guidelines, adopted by the Board in September 2005 and amended in June 2006, are available on the Corporate Governance section of our website at www.novadel.com.  Pursuant to the Corporate Governance Guidelines, the Board reviewed the independence of each of our Directors in March 2011, taking into account potential conflicts of interest, transactions or other relationships that would reasonably be expected to compromise any of our Directors’ independence. In performing this review, the Board, together with our Corporate Governance and Nominating Committee, reviewed the responses received from each Director to a questionnaire inquiring about, among other things, their relationships with us (and those of their immediate family members), their affiliations and other potential conflicts of interest.

As a result of this review, the Board, based on the recommendation of the Corporate Governance and Nominating Committee, affirmatively determined that all of our Directors are independent of NovaDel and management under the standards set forth in the NYSE Amex Company Guide, with the exception of our Chairman, Mr. Steven B. Ratoff, who is not independent because of his role as President and Chief Executive Officer.  In addition, the Board affirmatively determined each of the Company’s Committees consist entirely of independent directors.

              ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fee Summary

The following table sets forth fees billed to us by J.H. Cohn LLP, our independent registered public accounting firm, during the years ended December 31, 2010 and  2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2010	2009

Audit Fees	$157,000	$140,000
Audit Related Fees	$14,600	$13,900
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$171,600	$153,900

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

PART IV

ITEM 15. EXHIBITS

(a)	Schedules

3.	List of Exhibits

INDEX TO EXHIBITS

The following exhibits are included with this Amendment to our Annual Report on Form 10-K/A:

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)	Furnished herewith

31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(b)	Furnished herewith

32.1	Certifications of the Principal Executive Officer and Principal Financial and Accounting Officer under 18 USC 1350	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.
Date: April 25, 2011	By:	/s/ STEVEN B. RATOFF
Steven B. Ratoff
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ STEVEN B. RATOFF	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 25, 2011
Steven B. Ratoff
/s/ CRAIG A. JOHNSON	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	April 25, 2011
Craig A. Johnson
/s/ MARK J. BARIC	Director	April 25, 2011
Mark J. Baric
/s/ THOMAS E. BONNEY	Director	April 25, 2011
Thomas E. Bonney

/s/ CHARLES B. NEMEROFF	Director	April 25, 2011
Charles B. Nemeroff