Form 10-Q
period 2011-03-31
NOVADEL PHARMA INC
filed 2011-05-16
CIK 1043873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 9, 2011, the issuer had 131,550,932 shares of common stock, $0.001 par value, outstanding.

NovaDel Pharma Inc.

Form 10-Q
For the Quarterly Period Ended March 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NovaDel Pharma Inc.
Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$2,081,000	$900,000
Receivables	—	744,000
Convertible preferred stock issuance costs	174,000	—
Prepaid expenses and other current assets	242,000	346,000
Total current assets	2,497,000	1,990,000

Property and equipment, net	195,000	221,000
Other assets	7,000	7,000

Total assets	$2,699,000	$2,218,000

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$514,000	$356,000
Accrued expenses and other current liabilities	286,000	146,000
Convertible preferred stock (net of unamortized discount of $701,000)	—	—
Conversion feature liability	169,000	—
Derivative liability	1,588,000	611,000
Current portion of deferred revenue	3,259,000	3,259,000
Total current liabilities	5,816,000	4,372,000

Non-current portion of deferred revenue	3,625,000	3,689,000
Total liabilities	9,441,000	8,061,000

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares recorded as stockholders’ equity	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 113,523,192 and 98,681,029 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	114,000	99,000
Additional paid-in capital	81,160,000	79,496,000
Accumulated deficit	(88,010,000)	(85,432,000)
Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)
Total stockholders’ deficiency	(6,742,000)	(5,843,000)

Total liabilities and stockholders’ deficiency	$2,699,000	$2,218,000

See accompanying notes.

NovaDel Pharma Inc.
Condensed Statements of Operations

 (Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue
License fees	$65,000	$66,000
Milestone fees	—	63,000
Total revenue	65,000	129,000

Operating expenses
Research and development	620,000	447,000
General and administrative	682,000	974,000
Total operating expenses	1,302,000	1,421,000

Loss from operations	(1,237,000)	(1,292,000)

Other income (expense):
Change in derivative liability	6,111,000	—
Change in fair value of conversion feature	821,000	—
Interest expense	(8,273,000)	—
Total other income (expense)	(1,341,000)	—

Net loss	$(2,578,000)	$(1,292,000)

Basic and diluted loss per common share	$(0.03)	$(0.01)

Weighted average common shares outstanding – basic and diluted	102,697,281	88,372,000

See accompanying notes.

NovaDel Pharma Inc.
Condensed Statement of Changes in Stockholders’ Deficiency

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficiency

Balance, December 31, 2010	98,681,029	$99,000	$79,496,000	$(85,432,000)	$(6,000)	$(5,843,000)

Share-based compensation expense			72,000			72,000

Conversion of convertible preferred stock	14,842,163	15,000	1,540,000			1,555,000

Warrants issued			52,000			52,000

Net loss for the three month period				(2,578,000)		(2,578,000)

Balance, March 31, 2011	113,523,192	$114,000	$81,160,000	$(88,010,000)	$(6,000)	$(6,742,000)

See accompanying notes.

NovaDel Pharma Inc.
Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(2,578,000)	$(1,292,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	72,000	205,000
Depreciation and amortization	26,000	26,000
Change in derivative liability fair value	(6,111,000)	—
Interest expense	8,273,000	—
Change in conversion feature liability	(821,000)	—
Changes in operating assets and liabilities:
Accounts receivable	744,000	—
Prepaid expenses and other current assets	104,000	1,162,000
Accounts payable	158,000	27,000
Accrued expenses and other current liabilities	141,000	40,000
Deferred revenue	(64,000)	(66,000)
Net cash provided by (used in) operating activities	(56,000)	102,000

Investing activities
Return of lease deposits	—	17,000
Net cash provided by investing activities	—	17,000

Financing activities
Net proceeds from issuance of common stock and warrants	—	867,000
Net proceeds from issuance of convertible preferred stock and warrants	1,237,000
Payments of capital lease obligations	—	(2,000)
Net cash provided by financing activities	1,237,000	865,000

Net increase in cash and cash equivalents	1,181,000	984,000

Cash and cash equivalents at beginning of period	900,000	2,663,000

Cash and cash equivalents at end of period	$2,081,000	$3,647,000

Supplemental disclosure of cash flow information
Common stock issued from convertible preferred stock conversion	$1,555,000	—
Placement agent warrants issued	$52,000
Derivative liability	—	$913,000
Note receivable related to financing	—	$800,000
Accrued financing costs	—	$125,000

See accompanying notes.

NovaDel Pharma Inc.
Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Basis of Presentation
The accompanying unaudited condensed financial statements of NovaDel Pharma Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accrual adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2011.  The December 31, 2010 condensed balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in the Form 10-K filing. For more complete information, these unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Form 10-K filed with the Securities and Exchange Commission.  References in this report to “NovaDel,” “Company,” “we,” “us,” and “our” refer to NovaDel Pharma Inc.

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

Note 3 – Liquidity and Going Concern
Our independent registered public accounting firm has included an explanatory paragraph in their report on our 2010 financial statements related to the uncertainty and substantial doubt of our ability to continue as a going concern.

As of March 31, 2011, we had cash and cash equivalents of $2.1 million, negative working capital of $3.3 million, and an accumulated deficit of $88.0 million.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through June 30, 2011.

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

Note 4 – Loss Per Share
Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per share is calculated by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period.  For the purposes of this calculation, restricted stock, stock options and warrants are considered to be common share equivalents, and are determined using the treasury stock method.  Common share equivalents are only included in the calculation of diluted loss per share when their effect is dilutive.  Because we have incurred a net loss for all the periods presented, the effect of common share equivalents is anti-dilutive, and there is no difference between basic loss per share and diluted loss per share.  For the three months ended March 31, 2011 and 2010, the number of restricted stock, stock options and warrants not included in the computation totaled 95.9 million and 35.9 million, respectively. Also excluded from the computation is convertible preferred stock, which is convertible into common shares, that we estimate to be 14.8 million for the three months ended March 31, 2011.

Note 5 – Convertible Preferred Stock
On February 14, 2011 we completed a public offering of 1,667 shares of our convertible preferred stock at a price of $1,000 per share, with an original issue discount of 4%, for gross proceeds of $1.6 million. The convertible preferred stock is convertible into 16,670,000 shares of common stock at a conversion price of $0.10 per share.  The conversion price is also subject to adjustment if the Company issues equity securities (other than certain excluded securities) at a price per share less than the conversion price, such that the conversion price will equal the price per share of such equity securities.  The convertible preferred stock is subject to automatic conversion, subject to the satisfaction of certain customary equity conditions, in four equal monthly installments commencing with March 17, 2011. The conversion price on each automatic conversion date will be equal to the lower of (i) the conversion price then in effect or (ii) 85% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading day period prior to automatic conversion date.  The Company may elect, at its option but subject to the satisfaction of certain conditions, to redeem the shares of convertible preferred stock in lieu of an automatic conversion occurring.  In accordance with Accounting Standards Codification ("ASC") 480, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company’s convertible preferred stock is classified as a current liability since it is convertible for a variable number of shares of common stock based on a fixed monetary value known at the issuance date and the settlement will occur by June 13, 2011.

The estimated fair value of the convertible preferred stock and related conversion feature at issuance was $3,250,000.   In accordance with FASB ASC 815 Derivatives and Hedging, the original fair value of the embedded conversion feature of $1,579,000 has been recorded as conversion feature liability. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of .33 years; (2) volatility of 116%; (3) risk free interest of 2.26% and dividend rate of 0%. In addition, the Company is required to report the conversion liability at fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.

When convertible preferred stock is converted into common stock, the Company derecognizes the fair value of the conversion feature attributable to the convertible preferred shares converted and records the value as additional paid in capital. During the three months ended March 31, 2011, the Company derecognized $589,000 of the conversion feature liability in connection with the shares converted.

The change in the fair value of the conversion feature liability resulted in gains of $821,000 for the three months ended March 31, 2011.  The fair value of conversion feature outstanding at March 31, 2011 was $169,000.  The fair value of conversion feature outstanding at March 31, 2011 was computed using the Black-Scholes model under the following assumptions: (1) expected life of .20 years; (2) volatility of 116%, (3) risk free interest of 2.62% and dividend rate of 0%.

The investors also received Series PA Warrants, with a 5 year term from its initial exercise date, to purchase up to 16,670,000 shares of common stock at an exercise price of $0.15 per share; Series PB Warrants, with a 1 year term, to purchase up to 16,670,000 shares of common stock at an exercise price of $0.10 per share; and Series PC Warrants, with a 5 year term from its initial exercise date, to purchase up to 16,670,000 shares of common stock at an exercise price of $0.15 per share.  The Series PC Warrants may be exercised by the investors only to the extent and in the same percentage that the investors exercise its Series PB Warrants.  The Series PB Warrants are immediately exercisable, while the other warrants are only exercisable after February 14, 2012.  As discussed in Note 6, the Company estimated the fair value of the Series PA, PB and PC Warrants on the grant date of February 14, 2011 to be $7,087,000.

The original fair value of the embedded conversion feature of $1,579,228, the original fair value of the warrants of $7,087,000 and the original issue discount of $67,000 were recorded as discounts to the convertible preferred stock. As a result, the value of the convertible preferred stock liability was reduced to zero. Discounts exceeding the fair value of the convertible preferred stock of $7,066,000 were recorded as interest expense.  The discounts to the convertible preferred stock are accreted to interest expense as the convertible preferred stock is converted into common shares.  The discount accreted to interest expense for the three months ended March 31, 2011 was $966,000.

In addition, the Company incurred $415,000, of direct costs including warrants issued to our placement agent as part of their compensation for the transaction.  The warrants allow for the purchase of up to 333,400 shares of our common stock at an exercise price of $0.15 per share, are only exercisable after February 14, 2012, and expire on February 14, 2017.  The fair value of placement agent warrants were computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 116%, (3) risk free interest of 2.26% and dividend rate of 0%.  The fair value of the warrants was $52,000. The placement agent warrants do not contain provisions that would require liability classification in accordance with ASC 815 – Derivatives and Hedging.   The direct costs are recorded as convertible preferred stock issuance costs in other assets.  The convertible preferred stock issuance costs are amortized to interest expense as the convertible preferred stock is converted into common stock.  Total costs amortized to interest expense for the three months ended March 31, 2011 were $240,000.

Between February 14, 2011 and March 31, 2011, 966 shares of the convertible preferred stock were converted into 14,842,163 shares of common stock.  As of March 31, 2011, there were 701 shares of convertible preferred stock outstanding.  Subsequent to March 31, 2011, 701 shares of the convertible preferred stock were converted into 14,777,519 shares of common stock. Through May 9, 2011, 18,027,740 shares have been converted to common stock.

Note 6 – Derivative Liability
ASC 815 – Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are to be considered derivatives.  This guidance can affect the accounting for warrants and other convertible instruments that contain provisions to protect holders from a decline in the stock price, or down-round provisions. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new warrants or convertible instruments that have a lower exercise price. We have determined that the following warrants contain such provisions and should be treated as derivative liabilities.

	Exercise	Number of	Expiration	Fair Value
Warrant	Price	Warrants	Date	March 31, 2011
Series A	$0.056	20,495,500	March, 31, 2015	$593,000
Series PA	$0.15	16,670,000	Feb 14, 2017	438,000
Series PB	$0.10	16,670,000	Feb 14, 2012	119,000
Series PC	$0.15	16,670,000	Feb 14, 2017	438,000
Total				$1,588,000

The Company estimated the fair value of the Series PA, PB and PC Warrants on the grant date of February 14, 2011 to be $7,087,000. As discussed in Note 5, the Company immediately recognized the value of the warrants that exceeded the fair value of the convertible preferred stock as interest expense and recorded a corresponding derivative liability.   As of March 31, 2011, the fair value of the warrants deemed to be derivatives was $1,588,000, as compared to the December 31, 2010 fair value of $611,000, resulting in a reduction in the derivative liability and a corresponding recognition of $6,110,000 in gain in the change in derivative liability for the three months ended March 31, 2011.

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

The Company values its financial assets and liabilities on a recurring basis and effective January 1, 2009 certain nonfinancial assets and nonfinancial liabilities on a nonrecurring basis based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy that prioritizes observable and unobservable inputs is used to measure fair value into three broad levels, which are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2:
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in inactive markets; or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial liabilities carried at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are classified in the tables below in one of the three categories described above:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Conversion feature liability	—	$169,000	—	$169,000
Derivative liability	—	1,588,000	—	1,588,000
Total liabilities at fair value		$1,757,000		$1,757,000

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liability	—	$611,000	—	$611,000

The assumptions used in the March 31, 2011 fair value measurement of warrants are as follows:

	Series A	Series PA & PC	Series PB
Discount Rate	2.11%	2.11%	2.11%
Volatility	116%	116%	116%
Expected Term	4.0 years	4.88 years	0.88 years
Dividend Yield	0%	0%	0%

The assumptions used in the February 14, 2011 fair value measurement of warrants are as follows:

	Series PA & PC	Series PB
Discount Rate	2.26%	2.26%
Volatility	116%	116%
Expected Term	5 years	1 year
Dividend Yield	0%	0%

Note 7 – Deferred Revenue from Licensing Agreements
As of March 31, 2011, the Company has the following deferred revenue from licensing agreements:

	Total	Current	Non Current
Hi-Tech Pharmacal Co., Inc.	$3,000,000	$3,000,000	$-
BioAlliance Pharma SA	2,558,000	154,000	2,404,000
Velcera, Inc.	1,010,000	75,000	935,000
Other	316,000	30,000	286,000
Totals	$6,884,000	$3,259,000	$3,625,000

Hi-Tech Pharmacal Co., Inc. - In November 2009, we entered into an exclusive license and distribution agreement with Hi-Tech Pharmacal Co., Inc., through its wholly owned subsidiary ECR Pharmaceuticals Company, Inc., to commercialize and manufacture Zolpimist™ in the United States and Canada.  Under the terms of the agreement, we received an upfront payment of $3,000,000.  The upfront payment has been included in deferred revenue, and we anticipate recognizing it as revenue in the current calendar year.

BioAlliance Pharma SA - In May 2008, we entered into an exclusive license and supply agreement with BioAlliance Pharma SA to develop and commercialize Zensana in Europe. Under the terms of the agreement, we received an upfront fee of $3,000,000.  The upfront fee has been included in deferred revenue, and it is being recognized as revenue over the nineteen and one half-year term of the agreement.

Velcera, Inc. - In June 2004, we entered into an exclusive worldwide license agreement with Velcera, Inc. to develop and commercialize our patented oral spray drug delivery technology for animals.  Under the terms of the agreement, we received an upfront license fee of $1,500,000 in September 2004.  The upfront license fee has been included in deferred revenue, and it is being recognized as revenue over the twenty year term of the agreement.

Note 8 – Stock Based Compensation
The Company recorded share-based compensation expense of $72,000 for the three months ended March 31, 2011 and $205,000 for the three months ended March 31, 2010. We will continue to incur share-based compensation charges in future periods. As of March 31, 2011, unamortized share-based compensation expense of $311,000 remains to be recognized, which is comprised of $145,000 related to non-performance based stock options to be recognized over a weighted average period of .65 years, and $166,000 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached.  No options were exercised during the three months ended March 31, 2011 or March 31, 2010.

During the three months ended March 31, 2011 and 2010, no stock options were granted under our 1998 and 2006 Stock Option Plans to either employees or non-employee directors of the Company.

Note 9 – Related Party Transactions
In September 2006, the Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement ended in December 2009.  In January 2010, our Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer.

Mr. Ratoff has served as a venture partner with ProQuest Investments, or ProQuest, since December 2004.  Mr. Ratoff has no authority for investment decisions made by ProQuest.  As of March 31, 2011, ProQuest owns 34.7 million common shares, or 30.5%, of our common stock.

Note 10 – Recent Accounting Pronouncements
There are no new pronouncements that affect the Company.

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
Par Pharmaceutical
BioAlliance Pharma
Kwang Dong Pharma
NVD-201	Sumatriptan	Migraine headache	Clinical development	—
NVD-301	Midazolam	Pre-Procedure Anxiety	Preclinical development	—

NitroMist®
NitroMist is our oral spray formulation of nitroglycerin.  It has been approved by the United States Food and Drug Administration, or FDA, for acute relief of an attack of angina pectoris, or acute prophylaxis of angina pectoris, due to coronary artery disease.  NitroMist is marketed by Akrimax Pharmaceuticals LLC in the U.S.  Akrimax Pharmaceuticals began marketing NitroMist in January 2011.  We received a milestone payment of $500,000 in January 2011, which was a receivable as of December 31, 2010, and we are eligible to receive royalty payments of up to 17% of net sales.

ZolpimistTM
Zolpimist is our oral spray formulation of zolpidem.  It has been approved by the FDA for short-term treatment of insomnia.  Zolpidem is the active ingredient in Ambien®, a leading prescription medication for the treatment of insomnia, marketed by Sanofi-Aventis.  Zolpimist is marketed by Hi-Tech Pharmacal Co., Inc., through its wholly owned subsidiary ECR Pharmaceuticals Company, Inc., in the U.S.  ECR Pharmaceuticals began marketing Zolpimist in February 2011.  We are eligible to receive royalty payments of up to 15% of net sales, however, for an initial period of time, we will not receive royalty payments until a specified amount of net sales are generated.

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

In October 2010, we completed a non-IND pilot pharmacokinetic, or PK, clinical trial comparing Duromist to Viagra. The trial was designed to assess the relative bioavailability and safety of one, two and three doses of 10 mg/0.12ml of Duromist, compared to that of the 25 mg Viagra tablet. The trial was a single-center, open-label, single-dose, randomized, four-period, four-treatment, crossover study under fasting conditions. The total number of healthy adult male subjects enrolled in the study was 24. All subjects were required to stay at the clinical site for at least 24 hours after each treatment period.

The data from the clinical trial demonstrated that the 20 mg dose (two sprays) of Duromist is bioequivalent to the 25 mg Viagra tablet with respect to systemic exposure, or AUC0-inf.  The mean AUC0-inf for the 10 mg dose (one spray) was approximately 40% of the 25 mg Viagra tablet, as expected. The mean AUC0-inf for the 30 mg dose (three sprays) was approximately 40% higher than the 25 mg Viagra tablet, about 20% higher than expected. The increased systemic exposure observed with the 20 and 30 mg oral spray doses, as compared to the 25 mg Viagra tablet, is suggestive of absorption of sildenafil via the oral transmucosal route. The 20 mg dose demonstrated a slightly lower maximum measured plasma concentration, or Cmax, than that of the 25 mg Viagra tablet. The time point at Cmax, or Tmax, for the 20 mg dose was essentially the same as the 25 mg Viagra tablet (1.10 and 1.04 hours, respectively). Duromist demonstrated an excellent safety profile and was well tolerated in the pilot PK study.

In February 2011, we had a pre-IND meeting with the FDA.  At that meeting we discussed the requirements for opening an IND, as well as the clinical and nonclinical development plan for a new drug application, or NDA, for Duromist.  In 2011 and 2012, we plan to open the IND, complete the required clinical and nonclinical work, and file a NDA.  In order to carry out this plan we will need to secure additional funding or a development partner.

ZensanaTM
Zensana is our oral spray formulation of ondansetron.  Ondansetron is the active ingredient in Zofran®, a leading prescription medication for the treatment of chemotherapy-induced nausea and vomiting, marketed by GlaxoSmithKline, or GSK.  We have partnered with Talon Therapeutics, Inc. and Par Pharmaceutical, Inc. for the development and commercialization of Zensana in the U.S. and Canada.  Under these agreements, we are eligible to receive milestone payments and royalty payments.  However, in November 2008, Par Pharmaceutical, Inc. announced it had completed bioequivalency studies on Zensana with mixed results, and that it had ceased development of the product.

We have also partnered with BioAlliance Pharma SA and Kwang Dong Pharmaceuticals for the development and commercialization of Zensana in Europe and South Korea, respectively.  Under these agreements, we are eligible to receive milestone payments and royalty payments.  However, product development in Europe and South Korea is subject to the completion of product development in the U.S.

NVD-201
NVD-201 is our oral spray formulation of sumatriptan.  Sumatriptan is the active ingredient in Imitrex®, a leading prescription medication for the treatment of migraine headache, marketed by GSK. We have completed a series of pilot pharmacokinetic clinical trials evaluating multiple doses of NVD-201 given to healthy adults.  We have also completed a pilot efficacy clinical trial of NVD-201.  We believe the results from these trials demonstrate NVD-201 is safe and effective in relieving migraine headaches at a dose lower than sumatriptan tablets.  In order to pursue further clinical development of this product candidate, we will need to secure project financing, equity financing or a development partner.

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

Veterinary
Our veterinary initiatives are being carried out by our partner, Velcera, Inc., or Velcera.  In June 2009, Velcera announced it had entered into a global licensing agreement with a multinational animal health company to develop a canine pain management product.  Under our agreement with Velcera, we are eligible to receive milestone payments and royalty payments.

Going Concern and Management’s Plan
Our independent registered public accounting firm has included an explanatory paragraph in their report on our 2010 financial statements related to the uncertainty and substantial doubt of our ability to continue as a going concern.

As of March 31, 2011, we had cash and cash equivalents of $2.1 million, negative working capital of $3.3 million, and an accumulated deficit of $88.0 million.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through June 30, 2011.

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

Comparison of the Three Months ended March 31, 2011 and 2010
Revenue earned for the three months ended March 31, 2011 was $65,000 as compared to $129,000 for the three months ended March 31, 2010.  The decrease was due to a decrease in milestone fees.  In 2011 we did not receive any milestone payments.  In 2010 we received a milestone payment of $63,000 from Velcera.

Total operating expenses for the first three months decreased by $119,000 or 8% from $1,421,000 in 2010 to $1,302,000 in 2011.

Research and development expenses increased by $173,000, or 39%, from $447,000 for the three months ended March 31, 2010 to $620,000 for the same period in 2011.  Research and development expense primarily consists of costs to manufacture our product candidates, fees to contract research organizations for preclinical studies and clinical trials, fees to professional service providers for regulatory and other product development services, salaries and benefits, and allocated facility and administrative costs.  The increase is attributable to costs associated with the development of Duromist.  These costs included all activities related to our pre-IND meeting with the FDA, as well as activities related to preparing the IND.

General and administrative expenses decreased by $292,000, or 30%, from $974,000 for the three months ended March 31, 2010 to $682,000 for the same period in 2011.  General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, facility costs, and other corporate expenses. The decrease is primarily attributable to reduced personnel costs, due to a decrease in headcount, as well as reduced facility costs, due to the relocation of our offices.

Change in derivative liability for the three months ended March 31, 2011 was $6,111,000, all of which was non- cash income.  The derivative liability is related to warrants issued in conjunction with our convertible preferred stock offering in February 2011 and our common stock offering in March 2010.  The gain reflects a decline in the fair value of the underlying warrants as of March 31, 2011 and is attributed primarily to a decline the stock price as of March 31, 2011.

Interest expense for the three months ended March 31, 2011 was $8,273,000 and related to our convertible preferred stock offering.  Discounts exceeding the fair value of the convertible preferred stock of $7,066,000 were recorded as interest expense and primarily represent the original fair value of the warrants.  The discounts to the convertible preferred stock are accreted to interest expense as the convertible preferred stock is converted into common shares.  The discount accreted to interest expense for the three months ended March 31, 2011 was $966,000.  Additionally, the convertible preferred stock issuance costs are amortized to interest expense as the convertible preferred stock is converted into common stock.  Total costs amortized to interest expense for the three months ended March 31, 2011 were $241,000.

The resulting net loss for the three months ended March 31, 2011 was $2,578,000 as compared to $1,292,000 for the three months ended March 31, 2010.

Liquidity and Capital Resources
From inception through March 31, 2011, we have incurred a cumulative net loss of $88.0 million.  We have financed our operations primarily through public and private offerings of securities, revenue from partnership and consulting agreements, and proceeds from loans and capital contributions from our principal stockholders.

Our cash provided by (used in) operating activities was $(56,000) and $102,000 for the three months ended March 31, 2011 and 2010, respectively. The increase in cash used was primarily due to the $1,057,000 received from the sale of net operating losses in first quarter 2010 which sale did not reoccur in 2011.  This was partially offset by non cash charges associated with our February 2011 convertible preferred stock financing, the collection of $744,000 in receivables and an increase in accrued expenses in the first quarter of 2011.   Net cash flows provided by financing activities were $1,237,000 for the three months ended March 31, 2011, and resulted from net proceeds received relating to issuance of convertible preferred stock and warrants in the first quarter 2011.

As of March 31, 2011, we had cash and cash equivalents of $2.1 million, and negative working capital of $3.3 million.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through June 30, 2011.

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

Revenue Recognition
We receive revenue from our license agreements. Upfront non-refundable license fees are recognized as earned, or they are deferred and subsequently recognized into revenue on a straight-line basis over the contracted or estimated period of performance, which is typically the contractual term.  Milestone payments are recognized on achievement of the milestone, unless the amounts received are creditable against royalties or we have on-going performance obligations.  Royalty payments, if any, will be recognized on sale of the related product, provided the royalty amounts are fixed and determinable, and collection of the related receivable is probable.

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

Convertible Preferred Stock

In accordance with ASC 480, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company’s convertible preferred stock is classified as a current liability in the accompanying Balance Sheet since it is convertible for a variable number of shares of common stock based on a fixed monetary value known at the issuance date and the settlement will occur by June 13, 2011.

Recent Accounting Pronouncements
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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls Over Financial Reporting
During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our audited financial statements for the year ended December 31, 2010 were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report on our 2010 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We will require significant additional capital to fund our operations.

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, and preclinical studies.

Since 2007, we significantly reduced expenditures on our approved products and our product candidate pipeline.  During the quarter ended March 31, 2011, we utilized capital primarily to progress development for our product candidate Duromist.  During the remainder of 2011, we intend to use additional capital to complete the clinical trials for Duromist and file a New Drug Application for product approval.  We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing, to complete the development of this product and other products in our product development pipeline.

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

During the quarter ended March 31, 2011, we received gross proceeds of approximately $1.6 million from the sale of 1,667 shares of our convertible preferred stock.  In addition, we collected $744,000 of receivables in January and February 2011.  We are seeking to raise additional capital in 2011 to fund our operations and future development. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we may not have sufficient cash on hand to fund operations. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.

As of March 31, 2011, we had $2.1 million in cash and cash equivalents.  Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through June 30, 2011.

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

We are a specialty pharmaceutical company developing oral spray formulations of a broad range of marketed treatments. There are many uncertainties and complexities with respect to such companies. We have not generated any revenue from the commercial sale of our approved products, however, we may receive revenue in the future.  Our licensees for NitroMist and Zolpimist commercially launched these products in January 2011. We cannot be certain as to when to anticipate commercializing and marketing any of our other product candidates in development, if at all, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the near future.

We had an accumulated deficit as of March 31, 2011 of approximately $88 million. We incurred losses in each of our last three fiscal years, including net losses of approximately $2,666,000 for the year ended December 31, 2010, $7,577,000 for the year ended December 31, 2009 and $9,586,000 for the year ended December 31, 2008. Additionally, we have reported negative cash flows from operations of $3,280,000 for the year ended December 31, 2010, $1,578,000 for the year ended December 31, 2009 and $5,533,000 for the year ended December 31, 2008. We anticipate that, even with our limited research and development activities, we could incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our proposed products, and administrative costs associated with operating as a SEC registrant.  We expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels.  Our ability to receive product revenue from the sale of products and achieve profitability is dependent on a number of factors, including our ability to complete the development of our product candidates, obtain the required regulatory approvals and the successful commercialization of our product candidates by us or commercial partners.

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

We have no experience in the marketing or distribution at the consumer level of pharmaceutical products. Moreover, we do not have the financial or other resources to undertake extensive marketing and advertising activities. Accordingly, we intend generally to rely on marketing arrangements, including possible joint ventures or license or distribution arrangements with third-parties. Except for our agreements with Kwang Dong, Mist, ECR, BioAlliance, Par, Velcera and Talon, we have not entered into any significant agreements or arrangements with respect to the marketing of our product candidates. We may not be able to enter into any such agreements or similar arrangements in the future and we may not be able to successfully market our products. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements, it could impair our ability to commercialize our products.

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

With the exception of DPT Laboratories, we operate primarily on a purchase order basis with suppliers where there is no contract memorializing our purchasing arrangements. The inability to enter into agreements or otherwise arrange for adequate or timely supplies of principal raw materials and the possible inability to secure alternative sources of raw material supplies, or the failure of DPT Laboratories to comply with their supply obligations to us, could have a material adverse effect on our ability to arrange for the manufacture of formulated products. In addition, development and regulatory approval of our products are dependent upon our ability to procure active ingredients and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier would be required if active ingredients or such packaging materials were no longer available from the originally specified supplier, which may result in manufacturing delays. If we do not maintain important manufacturing relationships, we may fail to find a replacement manufacturer or to develop our own manufacturing capabilities. If we cannot do so, it could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete any profit margins. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

We face intense competition.

There is intense competition in our market. We, or our licensees, may be competing against established, larger and/or better capitalized pharmaceutical companies with currently marketed products which are equivalent or functionally similar to those we intend to market. In addition, these companies and others are developing or may, in the future, engage in the development of products competitive with our products.  Many of these companies possess greater marketing capabilities than we do, including the resources necessary to enable them to implement extensive advertising campaigns. Additionally, prices of drug products are significantly affected by competitive factors and tend to decline as competition increases.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as enhanced dosage from technologies gain greater acceptance. We may not be able to compete successfully with such competitors.

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

We may be exposed to potential product liability claims by end-users of our products. Although we obtain product liability insurance per contractual obligations, before the commercialization of any of our product candidates, we cannot guarantee such insurance will be sufficient to cover all possible liabilities to which we may be exposed. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development. The mere existence of a product liability claim could affect the market price of our common stock. In addition, certain food and drug retailers require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for retail distribution. Product liability insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. Failure to satisfy such insurance requirements could impede the ability of us or our distributors to achieve broad retail distribution of our product candidates, which could have a material adverse effect on us.

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

We have entered into strategic license agreements with: (i) Talon, for the development and marketing rights in the U.S. and Canada which were subsequently sublicensed to Par for our ondansetron oral spray Zensana, (ii) Velcera, in connection with veterinary applications for currently marketed veterinary drugs, (iii) BioAlliance Pharma SA, for the European rights for ondansetron oral spray Zensana, (iv) Mist Acquisition, LLC, for the manufacturing and commercialization rights in the United States, Canada and Mexico for our lingual spray version of nitroglycerine, NitroMist, (v) ECR Pharmaceuticals Company, for the manufacturing and commercialization rights in the United States and Canada for our oral spray formulation of zolpidem tartrate, Zolpimist, and (vi) Kwang Dong Pharmaceuticals, for the South Korean rights for ondansetron oral spray Zensana.

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

We have filed various U.S. and foreign patent applications with respect to the products and technologies under our development, and the USPTO and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. Our pending patent applications, those we may file in the future and those we may license from third parties, may not result in the USPTO or any foreign patent office issuing patents. Also, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against competitors.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations promulgated by the Securities and Exchange Commission, or SEC, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our recent efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting requires the commitment of financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

There are certain interlocking relationships and potential conflicts of interest.

Mr. Steven B. Ratoff, our Chairman, President, and Chief Executive Officer, has a relationship, both with us as well as with certain of our affiliates, which creates the potential for a perceived conflict of interest.  As of March 31, 2011, ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P., collectively referred to herein as ProQuest, directly and indirectly, beneficially owns approximately 42% of our outstanding common stock (assuming full exercise of the warrants held by ProQuest). As such, ProQuest may be deemed to be our affiliate.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Mr. Ratoff has served as a venture partner with ProQuest since December 2004.  However, he has no authority for investment decisions by ProQuest.

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

Provisions of our certificate of incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. Our certificate of incorporation allows us to issue shares of preferred stock without any vote or further action by our common stockholders. For example, on February 11, 2011, we authorized 1,667 shares of convertible preferred stock in connection with our public offering of convertible preferred stock and accompanying warrants. Our Board has the authority to fix and determine the relative rights and preferences of such preferred stock.  As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of our common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

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

Our directors, executive officers and principal stockholders have the ability to influence corporation actions, including the election of our directors and most other stockholder actions and significant corporate events. As of March 31, 2011, our directors, executive officers and principal stockholders own approximately 37% of our common stock.  Specifically, ProQuest has the ability to exert significant influence over matters submitted to our stockholders for approval.  Such position may discourage or prevent any proposed takeover of us, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices.

The market price of our stock and our earnings may be adversely affected by market volatility.

The market price of our common stock, like that of many other specialty pharmaceutical or biotechnology companies, has been and is likely to continue to be volatile. In addition to general economic, political and market conditions, the price and trading volume of our common stock could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;
•	adverse reactions to products;
•
governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency concerns regarding the safety or effectiveness of our products;

•	changes in the U.S. or foreign regulatory policy during the period of product development;
•	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
•	conditions and trends in the pharmaceutical and other industries;
•	new accounting standards; and
•	the occurrence of any of the risks set forth in these Risk Factors and other reports, including this prospectus and other filings filed with the SEC from time to time.

During the three months ended March 31, 2011, the closing price of our common stock has ranged from $0.04 to $0.21. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. Our relatively low volume and low number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

We are authorized to issue a total of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our common stockholders. As of March 31, 2011, there were 113,523,192 shares of common stock issued and outstanding.  However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants, or upon conversion of the convertible preferred stock issued in February 2011.

As of March 31, 2011, we had outstanding stock options and warrants to purchase approximately 95.9 million shares of common stock, the exercise prices of which range between $0.056 per share and $3.18 per share, and we had 701 shares of convertible preferred stock issued and outstanding which are estimated to be convertible into approximately 14.8 million shares of common stock.  We have reserved shares of our common stock for issuance in connection with the potential exercises or conversions thereof.   In addition, as of March 31, 2011, 720,000 and 10,281,000 shares remain available for issuance under the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, respectively.

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

In addition, as of the closing of the February 2011 financing, we did not have a sufficient number of shares of our common stock authorized to permit the full exercise of the accompanying warrants.  As a result, we have agreed to hold a stockholders’ meeting no later than July 31, 2011 to approve an increase in the authorized shares of our common stock to permit the full exercise of such warrants.

While we have no present plans to issue any additional shares of preferred stock, our Board has the authority, without stockholder approval (other than approval by the holders of the convertible preferred stock), to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of our common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.  A person who has beneficially owned restricted shares of our common stock for at least six months but who is also our affiliate at the time of, or at any time during the three months preceding, a sale would be subject to additional restrictions, by which such person would be entitled to sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  Sales both by affiliates and by non-affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

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

Since May 2005, we have entered into private placements and registered direct offerings whereby we sell large quantities of our common stock or securities convertible into our common stock to investors.

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

As of March 31, 2011, we have 113,523,192 shares of common stock issued and outstanding and approximately 95.9 million shares of common stock issuable upon the exercise of outstanding stock options and warrants.

In the event we wish to offer and sell shares of our common stock in excess of the 200,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval.  For example, we have agreed to hold a stockholders’ meeting no later than July 31, 2011 to approve an increase in the authorized shares of our common stock to permit the full exercise of certain of the warrants issued in our public offering of convertible preferred stock and accompanying warrants in February 2011. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

Exhibit No.	Description	Method of Filing

1.1	Placement Agent Agreement, dated as of February 14, 2011, between NovaDel Pharma Inc. and Roth Capital Partners, LLC as placement agent	Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on February 15, 2011.

3.1	Certificate of Designations of Series A Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 15, 2011.

4.1	Form of Series A Convertible Preferred Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 15, 2011.

4.2	Form of Series PA Warrants	Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 15, 2011.

4.3	Form of Series PB Warrants	Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 15, 2011.

4.4	Form of Series PC Warrants	Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on February 15, 2011.

4.5	Placement Agent Warrant	Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on February 15, 2011.

10.1	Securities Purchase Agreement, dated as of February 14, 2011, among NovaDel Pharma Inc. and the investors set forth therein	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 15, 2011.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer under 18 USC 1350, Section 1330 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: May 16, 2011	By:	/s/ Steven B. Ratoff
Steven B. Ratoff
President and Chief Executive Officer
(principal executive officer)

Date: May 16, 2011	By:	/s/ Craig A. Johnson
Craig A. Johnson
Chief Financial Officer
(principal financial and accounting officer)