Form 10-Q
period 2011-06-30
NOVADEL PHARMA INC
filed 2011-08-12
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 4, 2011, the issuer had 134,690,615 shares of common stock, $0.001 par value, outstanding.

NovaDel Pharma Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NovaDel Pharma Inc.

Condensed Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$865,000	$900,000
Receivables	—	744,000
Prepaid expenses and other current assets	153,000	346,000

Total current assets	1,018,000	1,990,000

Property and equipment, net	170,000	221,000
Other assets	7,000	7,000

Total assets	$1,195,000	$2,218,000

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$122,000	$356,000
Accrued expenses and other current liabilities	150,000	146,000
Derivative liability	3,779,000	611,000
Current portion of deferred revenue	259,000	3,259,000

Total current liabilities	4,310,000	4,372,000

Non-current portion of deferred revenue	6,560,000	3,689,000

Total liabilities	10,870,000	8,061,000

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 133,590,615 and 98,681,029 shares issued at June 30, 2011 and December 31, 2010, respectively	134,000	99,000
Additional paid-in capital	83,226,000	79,496,000
Accumulated deficit	(93,029,000)	(85,432,000)
Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)

Total stockholders’ deficiency	(9,675,000)	(5,843,000)

Total liabilities and stockholders’ deficiency	$1,195,000	$2,218,000

See accompanying notes.

NovaDel Pharma Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Royalties	$127,000	$—	$127,000	$—
Milestone fees	—	—	—	62,000
License fees	65,000	66,000	130,000	133,000

Total revenue	192,000	66,000	257,000	195,000

Operating expenses
Research and development	412,000	559,000	1,032,000	1,006,000
General and administrative	703,000	813,000	1,385,000	1,787,000

Total operating expenses	1,115,000	1,372,000	2,417,000	2,793,000

Loss from operations	(923,000)	(1,306,000)	(2,160,000)	(2,598,000)

Other income (expense):
Change in derivative liability	(2,427,000)	181,000	3,684,000	181,000
Change in conversion feature liability	(794,000)	—	27,000	—
Interest expense	(875,000)	(1,000)	(9,148,000)	(1,000)

Total other income (expense)	(4,096,000)	180,000	(5,437,000)	180,000

Net loss	$(5,019,000)	$(1,126,000)	$(7,597,000)	$(2,418,000)

Basic and diluted loss per common share	$(0.04)	$(0.01)	$(0.07)	$(0.03)

Weighted average common shares outstanding – basic and diluted	129,080,346	97,918,458	115,961,695	93,194,701

See accompanying notes.

NovaDel Pharma Inc.

Condensed Statement of Changes in Stockholders’ Deficiency

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficiency
	Shares	Amount
Balance, December 31, 2010	98,681,029	$99,000	$79,496,000	$(85,432,000)	$(6,000)	$(5,843,000)
Share-based compensation expense			127,000			127,000
Conversion of convertible preferred stock	30,987,052	31,000	3,188,000			3,219,000
Warrants exercised	3,973,406	4,000	372,000			376,000
Warrants issued			52,000			52,000
Restricted stock retired	(50,872)		(9,000)			(9,000)
Net loss for the six month period				(7,597,000)		(7,597,000)

Balance, June 30, 2011	133,590,615	$134,000	$83,226,000	$(93,029,000)	$(6,000)	$(9,675,000)

See accompanying notes.

NovaDel Pharma Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(7,597,000)	$(2,418,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	118,000	323,000
Depreciation and amortization	51,000	52,000
Change in derivative liability	(3,684,000)	(181,000)
Change in conversion feature liability	(27,000)	—
Interest expense	9,148,000	—
Changes in operating assets and liabilities:
Receivables	744,000	—
Other assets	—	12,000
Prepaid expenses and other current assets	193,000	1,178,000
Accounts payable	(234,000)	134,000
Accrued expenses and other current liabilities	4,000	(30,000)
Deferred revenue	(129,000)	(133,000)

Net cash used in operating activities	(1,413,000)	(1,063,000)

Investing activities
Return of lease deposits	—	17,000

Net cash provided by investing activities	—	17,000

Financing activities
Net proceeds from exercise of warrants	141,000	—
Net proceeds from issuance of common stock and warrants	—	1,514,000
Net proceeds from issuance of convertible preferred stock and warrants	1,237,000	—
Payments of capital lease obligations	—	(14,000)

Net cash provided by financing activities	1,378,000	1,500,000

Net (decrease) increase in cash and cash equivalents	(35,000)	454,000
Cash and cash equivalents at beginning of period	900,000	2,663,000

Cash and cash equivalents at end of period	$865,000	$3,117,000

Supplemental disclosure of cash flow information
Common stock issued from convertible preferred stock conversion	$3,219,000	—
Additional paid in capital for exercised warrants	$235,000	—
Placement agent warrants issued	$52,000	—
Derivative liability	—	$913,000
Cash paid for interest	—	$1,000

See accompanying notes.

NovaDel Pharma Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements of NovaDel Pharma Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accrual adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2011. The December 31, 2010 condensed balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in the Form 10-K filing. For more complete information, these unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Form 10-K filed with the Securities and Exchange Commission. References in this report to “NovaDel,” “Company,” “we,” “us,” and “our” refer to NovaDel Pharma Inc.

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

As of June 30, 2011, we had cash and cash equivalents of $865,000, negative working capital of $3.3 million, and an accumulated deficit of $93.0 million. Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through September 30, 2011.

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

Note 4 – Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. For the purposes of this calculation, restricted stock, stock options and warrants are considered to be common share equivalents, and are determined using the treasury stock method. Common share equivalents are only included in the calculation of diluted loss per share when their effect is dilutive. Because we have incurred a net loss for all the periods presented, the effect of common share equivalents is anti-dilutive, and there is no difference between basic loss per share and diluted loss per share. As of June 30, 2011 and 2010, the number of restricted stock, stock options and warrants not included in the computation totaled 103.5 million and 36.5 million, respectively.

Note 5 – Convertible Preferred Stock

On February 14, 2011, we completed a public offering of 1,667 shares of our convertible preferred stock at a price of $1,000 per share, with an original issue discount of 4%, for gross proceeds of $1.6 million. The convertible preferred stock was convertible into 16,670,000 shares of common stock at a conversion price of $0.10 per share. The conversion price was also subject to adjustment if the Company issued equity securities (other than certain excluded securities) at a price per share less than the conversion price, such that the conversion price would equal the price per share of such equity securities. The convertible preferred stock was subject to automatic conversion, subject to the satisfaction of certain customary equity conditions, in four equal monthly installments commencing with March 17, 2011. The conversion price on each automatic conversion date was equal to the lower of (i) the conversion price then in effect or (ii) 85% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading day period prior to automatic conversion date. The Company could elect, at its option but subject to the satisfaction of certain conditions, to redeem the shares of convertible preferred stock in lieu of an automatic conversion occurring.

The estimated fair value of the convertible preferred stock and related conversion feature at issuance was $3,250,000. In accordance with FASB ASC 815 Derivatives and Hedging, the original fair value of the embedded conversion feature of $1,579,000 has been recorded as conversion feature liability. The original fair value was computed using the Black-Scholes model under the following assumptions: (1) expected life of .33 years; (2) volatility of 116%; (3) risk free interest of 2.26%, and (4) dividend rate of 0%. In addition, the Company is required to report the conversion liability at fair value and record the fluctuation to the fair value of the conversion feature liability to current operations.

As convertible preferred stock converted into common stock, the Company reduces the fair value of the conversion feature attributable to the convertible preferred shares converted and records the value as additional paid in capital. During the three months ended June 30, 2011, the Company derecognized the remaining $962,000 of the conversion feature liability in connection with the remaining shares that were converted.

The change in the fair value of the conversion feature liability resulted in losses of $794,000 for the three month period ended June 30, 2011 and a gain of $27,000 for the six month period ended June 30, 2011. The fair value of conversion feature outstanding at June 30, 2011 was $0 since all of the remaining shares were converted during the three month period ended June 30, 2011.

The investors also received Series PA Warrants, with a 5 year term from its initial exercise date, to purchase up to 16,670,000 shares of common stock at an exercise price of $0.15 per share; Series PB Warrants, with a 1 year term, to purchase up to 16,670,000 shares of common stock at an exercise price of $0.10 per share; and Series PC Warrants, with a 5 year term from its initial exercise date, to purchase up to 16,670,000 shares of common stock at an exercise price of $0.15 per share. The Series PC Warrants may be exercised by the investors only to the extent and in the same percentage that the investors exercise its Series PB Warrants. The Series PB Warrants are immediately exercisable, while the other warrants are only exercisable after June 8, 2012. As discussed in Note 6, the Company estimated the fair value of the Series PA, PB and PC Warrants on the grant date of February 14, 2011 to be $7,087,000.

The original fair value of the embedded conversion feature of $1,579,000, the original fair value of the warrants of $7,087,000 and the original issue discount of $67,000 were recorded as discounts to the convertible preferred stock. As a result, the value of the convertible preferred stock liability was reduced to zero. Discounts exceeding the fair value of the convertible preferred stock of $7,066,000 were recorded as interest expense. The discounts to the convertible preferred stock are accreted to interest expense as the convertible preferred stock is converted into common shares. The discount accreted to interest expense for the three month and six month periods ended June 30, 2011 was $701,000 and $1,667,000, respectively.

In addition, the Company incurred $415,000 of direct costs including warrants issued to our placement agent as part of their compensation for the transaction. The warrants allow for the purchase of up to 333,400 shares of our common stock at an exercise price of $0.15 per share, are only exercisable after June 8, 2012, and expire on June 8, 2017. The fair value of placement agent warrants were computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 116%, (3) risk free interest of 2.26%, and (4) dividend rate of 0%. The fair value of the warrants was $52,000. The placement agent warrants do not contain provisions that would require liability classification in accordance with ASC 815 – Derivatives and Hedging. The direct costs are recorded as convertible preferred stock issuance costs in other assets. The convertible preferred stock issuance costs are amortized to interest expense as the convertible preferred stock is converted into common stock. Total costs amortized to interest expense for the three month and six month periods ended June 30, 2011 were $174,000 and $415,000, respectively.

Between April 1, 2011 and June 30, 2011, the remaining 701 shares of the convertible preferred stock were converted into 16,144,889 shares of common stock. As of June 30, 2011, no shares of convertible preferred stock were outstanding.

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

Warrant	Exercise Price	Number of Warrants	Expiration Date	Fair Value June 30, 2011
Series A	$0.04	28,159,369	March, 31, 2015	$1,665,000
Series PA	$0.15	16,670,000	June 8, 2017	898,000
Series PB	$0.10	16,670,000	Feb 14, 2012	318,000
Series PC	$0.15	16,670,000	June 8, 2017	898,000

Total				$3,779,000

The Company estimated the fair value of the Series PA, PB and PC Warrants on the grant date of February 14, 2011 to be $7,087,000. As discussed in Note 5, the Company immediately recognized the value of the warrants that exceeded the fair value of the convertible preferred stock as interest expense and recorded a corresponding derivative liability. As of June 30, 2011, the fair value of the warrants deemed to be derivatives was $3,779,000, as compared to the December 31, 2010 fair value of $611,000, resulting in a reduction in the derivative liability and a corresponding recognition of $3,684,000 in gain in the change in derivative liability for the six months ended June 30, 2011. In addition, the derivative liability was reduced related to warrant exercises by $235,000 with a corresponding increase in additional paid-in capital.

On May 31, 2011, the Company amended the Series PA and PC Warrants issued in February 2011 to extend the initial exercise date of such warrants to the date that is one year and one day from the effective date of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1. As a result, the initial exercise date of the Series PA and PC Warrants was amended from February 14, 2012 to June 8, 2012. Since the Series PA and PC Warrants are exercisable for a period of five years from the initial exercise date, the expiration date of the Series PA and PC Warrants automatically adjusted to June 8, 2017 in connection with such amendment. The accounting impact associated with this modification was evaluated in accordance with ASC 815 – Derivatives and Hedges and it was determined that no accounting charge was needed.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of these derivative instruments. The Company considers them to be Level 2 type instruments in accordance with ASC 820-10 – Fair Value Measurements and Disclosures as the inputs used to estimate their value are observable either directly or indirectly. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the remaining contractual term of the instruments. The expected volatility assumptions were based upon the historical volatility of the Company’s common stock. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected term assumptions were based upon the remaining contractual terms of these instruments.

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

Financial liabilities carried at fair value on a recurring basis at June 30, 2011 and December 31, 2010 are classified in the tables below in one of the three categories described above:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative liability	—	$3,779,000	—	$3,779,000

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liability	—	$611,000	—	$611,000

The assumptions used in the June 30, 2011 fair value measurement of warrants are as follows:

	Series A	Series PA & PC	Series PB
Discount Rate	1.58%	1.58%	1.58%
Volatility	124%	124%	124%
Expected Term	3.75 years	5 years	0.63 years
Dividend Yield	0%	0%	0%

The assumptions used in the February 14, 2011 fair value measurement of warrants are as follows:

	Series PA & PC	Series PB
Discount Rate	2.26%	2.26%
Volatility	116%	116%
Expected Term	5 years	1 year
Dividend Yield	0%	0%

Note 7 – Revenue from Licensing Agreements

Royalty payments are recognized on sale of the related product, provided the royalty amounts are fixed and determinable, and collection of the related receivable is probable.

As of June 30, 2011, the Company has the following deferred revenue from licensing agreements:

	Total	Current	Non Current
Hi-Tech Pharmacal Co., Inc.	$3,000,000	$—	$3,000,000
BioAlliance Pharma SA	2,519,000	154,000	2,365,000
Velcera, Inc.	992,000	75,000	917,000
Other	308,000	30,000	278,000

Totals	$6,819,000	$259,000	$6,560,000

Hi-Tech Pharmacal Co., Inc. – In November 2009, we entered into an exclusive license and distribution agreement with Hi-Tech Pharmacal Co., Inc., through its wholly owned subsidiary ECR Pharmaceuticals Company, Inc., to commercialize and manufacture Zolpimist® in the United States and Canada. Under the terms of the agreement, we received an upfront payment of $3,000,000. The upfront payment has been included in deferred revenue, and the remaining contractual deliverable is not expected in the next twelve months.

BioAlliance Pharma SA – In May 2008, we entered into an exclusive license and supply agreement with BioAlliance Pharma SA to develop and commercialize Zensana in Europe. Under the terms of the agreement, we received an upfront fee of $3,000,000. The upfront fee has been included in deferred revenue, and it is being recognized as revenue over the nineteen and one half-year term of the agreement.

Velcera, Inc. – In June 2004, we entered into an exclusive worldwide license agreement with Velcera, Inc. to develop and commercialize our patented oral spray drug delivery technology for animals. Under the terms of the agreement, we received an upfront license fee of $1,500,000 in September 2004. The upfront license fee has been included in deferred revenue, and it is being recognized as revenue over the twenty year term of the agreement.

Note 8 – Stock Based Compensation

The Company recorded share-based compensation expense of $55,000 and $127,000 for the three and six months ended June 30, 2011, and $118,000 and $323,000 for the three and six months ended June 30, 2010. We will continue to incur share-based compensation charges in future periods. As of June 30, 2011, unamortized share-based compensation expense of $256,000 remains to be recognized, which is comprised of $90,000 related to non-performance based stock options to be recognized over a weighted average period of .46 years, and $166,000 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached. No options were exercised during the six month periods ended June 30, 2011 or June 30, 2010.

During the six months ended June 30, 2011 and 2010, employees and non-employee directors of the Company were granted stock options under our 2006 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value
June 30, 2011	150,000	$0.06	$0.04
June 30, 2010	900,000	$0.19	$0.13

Note 9 – Related Party Transactions

In September 2006, the Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement ended in December 2009. In January 2010, our Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer. Effective as of August 1, 2011, Mr. Ratoff also serves as our Chief Financial Officer, after the resignation of Craig Johnson, our former Chief Financial Officer.

Mr. Ratoff has served as a venture partner with ProQuest Investments, or ProQuest, since December 2004. Mr. Ratoff has no authority for investment decisions made by ProQuest. As of June 30, 2011, ProQuest owns 34.7 million common shares, or 26%, of our common stock.

Note 10 – Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company is in the process of assessing whether the adoption of this ASU will have an impact on its financial statements.

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

Overview

Company Overview

NovaDel Pharma Inc. is a specialty pharmaceutical company that develops oral spray formulations of marketed pharmaceutical products. Our patented oral spray drug delivery technology seeks to improve the efficacy, safety, patient compliance, and patient convenience for a broad range of prescription medications. Our products and product candidates are as follows:

	Active Ingredient	Indications	Stage of Development	Partner
Products
NitroMist®	Nitroglycerin	Angina Pectoris	Market	Akrimax Pharmaceuticals
Zolpimist®	Zolpidem	Insomnia	Market	Hi-Tech Pharmacal

Product Candidates
Duromist®	Sildenafil	Erectile Dysfunction	Clinical development	—
ZensanaTM	Ondansetron	Nausea/Vomiting	Clinical development	Talon Therapeutics
Par Pharmaceutical
BioAlliance Pharma
Kwang Dong Pharma
NVD-201	Sumatriptan	Migraine headache	Clinical development	—
NVD-301	Midazolam	Pre-Procedure Anxiety	Preclinical development	—

NitroMist®

NitroMist is our oral spray formulation of nitroglycerin. It has been approved by the United States Food and Drug Administration, or FDA, for acute relief of an attack of angina pectoris, or acute prophylaxis of angina pectoris, due to coronary artery disease. NitroMist is marketed by Akrimax Pharmaceuticals LLC in the U.S. Akrimax Pharmaceuticals began marketing NitroMist in January 2011. We are eligible to receive royalty payments of up to 17% of net sales. In the second quarter of 2011, we received royalty payments totaling $127,000.

Zolpimist®

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

Duromist®

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

In February 2011, we had a pre-IND meeting with the FDA. At that meeting we discussed the requirements for opening an IND, as well as the clinical and nonclinical development plan for a new drug application, or NDA, for Duromist. In June 2011, we opened the IND, and for the remainder of 2011 and in 2012, we plan to complete the required clinical and nonclinical work, and file a NDA. In order to carry out this plan we will need to secure additional funding or obtain a development partner.

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

NVD-201

NVD-201 is our oral spray formulation of sumatriptan. Sumatriptan is the active ingredient in Imitrex®, a leading prescription medication for the treatment of migraine headache, marketed by GSK. We have completed a series of pilot PK clinical trials evaluating multiple doses of NVD-201 given to healthy adults. We have also completed a pilot efficacy clinical trial of NVD-201. We believe the results from these trials demonstrate NVD-201 is safe and effective in relieving migraine headaches at a dose lower than sumatriptan tablets. In order to pursue further clinical development of this product candidate, we will need to secure project financing, equity financing or a development partner.

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

Veterinary

Our veterinary initiatives are being carried out by our partner, Velcera, Inc., or Velcera. In June 2009, Velcera announced it had entered into a global licensing agreement with a multinational animal health company to develop a pain management product for canines. Under our agreement with Velcera, we are eligible to receive milestone payments and royalty payments.

Going Concern and Management’s Plan

Our independent registered public accounting firm has included an explanatory paragraph in their report on our 2010 financial statements related to the uncertainty and substantial doubt of our ability to continue as a going concern.

As of June 30, 2011, we had cash and cash equivalents of $865,000, negative working capital of $3.3 million, and an accumulated deficit of $93.0 million. Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through September 30, 2011.

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

Comparison of the Six Months ended June 30, 2011 and 2010

Revenue earned for the six months ended June 30, 2011 was $257,000 as compared to $195,000 for the six months ended June 30, 2010. The increase was due to a $127,000 royalty received for NitroMist® in the second quarter of 2011 offset by a decrease in milestone fees. In 2011, we did not receive any milestone payments. In 2010, we received a milestone payment of $62,000 from Velcera.

Total operating expenses for the first six months decreased by $376,000, or 13%, from $2,793,000 in 2010 to $2,417,000 in 2011.

Research and development expenses increased by $26,000, or 3%, from $1,006,000 for the six months ended June 30, 2010 to $1,032,000 for the same period in 2011. Research and development expense primarily consists of costs to manufacture our product candidates, fees to contract research organizations for preclinical studies and clinical trials, fees to professional service providers for regulatory and other product development services, allocated salaries and benefits, and allocated facility and administrative costs.

General and administrative expenses decreased by $402,000, or 22%, from $1,787,000 for the six months ended June 30, 2010 to $1,385,000 for the same period in 2011. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, facility costs, and other corporate expenses. The decrease is primarily attributable to reduced professional fees reflecting reduced usage of outside financial services and lower legal costs. Reductions in personnel costs, due to a decrease in headcount, as well as reduced facility costs, due to the relocation of our offices also contributed to lower expenses.

Change in derivative liability for the six months ended June 30, 2011 was $3,684,000, all of which was non-cash income. The derivative liability is related to warrants issued in conjunction with our convertible preferred stock offering in February 2011 and our common stock offering in March 2010. The income reflects a decline in the fair value of the underlying warrants as of June 30, 2011 and is attributed primarily to a decline in the stock price as of June 30, 2011 from prior valuation dates. For the six months ended June 30, 2010, the change in derivative liability was $181,000 and related to our common stock offering in March 2010.

Interest expense for the six months ended June 30, 2011 was $9,148,000 and related to our convertible preferred stock offering. Discounts exceeding the fair value of the convertible preferred stock of $7,066,000 were recorded as interest expense and primarily represent the original fair value of the warrants. The discounts to the convertible preferred stock are accreted to interest expense as the convertible preferred stock is converted into common shares. The discount accreted to interest expense for the six months ended June 30, 2011 was $1,667,000. Additionally, the convertible preferred stock issuance costs are amortized to interest expense as the convertible preferred stock is converted into common stock. Total costs amortized to interest expense for the six months ended June 30, 2011 were $415,000.

The resulting net loss for the six months ended June 30, 2011 was $7,597,000 as compared to $2,418,000 for the six months ended June 30, 2010.

Comparison of the Three Months ended June 30, 2011 and 2010

Revenue earned for the three months ended June 30, 2011 was $192,000 as compared to $66,000 for the three months ended June 30, 2010. The increase was due to a $127,000 royalty received for NitroMist in the second quarter of 2011.

Total operating expenses for the three months ended June 30, 2011 decreased by $257,000, or 19%, from $1,372,000 in 2010 to $1,115,000 in 2011.

Research and development expenses decreased by $147,000, or 26%, from $559,000 for the three months ended June 30, 2010 to $412,000 for the same period in 2011. Research and development expense primarily consists of costs to manufacture our product candidates, fees to contract research organizations for preclinical studies and clinical trials, fees to professional service providers for regulatory and other product development services, allocated salaries and benefits, and allocated facility and administrative costs. The decrease is attributable to cost containment measures in an effort to preserve cash.

General and administrative expenses decreased by $110,000, or 14%, from $813,000 for the three months ended June 30, 2010 to $703,000 for the same period in 2011. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, facility costs, and other corporate expenses. The decrease is primarily attributable to reduced professional fees reflecting reduced usage of outside financial services and lower legal costs. Reductions in personnel costs, due to a decrease in headcount, as well as reduced facility costs, due to the relocation of our offices also contributed to lower expenses.

Change in derivative liability for the three months ended June 30, 2011 was $2,427,000, all of which was non-cash expense. The derivative liability is related to warrants issued in conjunction with our convertible preferred stock offering in February 2011 and our common stock offering in March 2010. The expense reflects an increase in the fair value of the underlying warrants as of June 30, 2011 as compared to the fair value at March 31, 2011, and is attributed primarily to an increase in the stock price between those periods. For the three months ended June 30, 2010, the change in derivative liability was $181,000 and related to our common stock offering in March 2010.

Interest expense for the three months ended June 30, 2011 was $875,000 and related to our convertible preferred stock offering. The discounts to the convertible preferred stock are accreted to interest expense as the convertible preferred stock is converted into common shares. The discount accreted to interest expense for the three months ended June 30, 2011 was $701,000. Additionally, the convertible preferred stock issuance costs are amortized to interest expense as the convertible preferred stock is converted into common stock. Total costs amortized to interest expense for the three months ended June 30, 2011 were $174,000.

The resulting net loss for the three months ended June 30, 2011 was $5,019,000 as compared to $1,126,000 for the three months ended June 30, 2010.

Liquidity and Capital Resources

From inception through June 30, 2011, we have incurred a cumulative net loss of $93.0 million. We have financed our operations primarily through public and private offerings of securities, revenue from strategic partnership agreements, and proceeds from loans and capital contributions from our principal stockholders.

Our cash used in operating activities was $1,413,000 and $1,063,000 for the six months ended June 30, 2011 and 2010, respectively. The increase in cash used was primarily due to the $1,057,000 received from the sale of net operating losses in first quarter 2010 which sale did not reoccur in 2011. This was partially offset by non-cash charges associated with our February 2011 convertible preferred stock offering, the collection of $744,000 in receivables and an increase in accrued expenses in the first quarter of 2011. Net cash flows provided by financing activities were $1,378,000 for the six months ended June 30, 2011, and resulted from $1,237,000 in net proceeds received relating to issuance of convertible preferred stock and warrants in the first quarter 2011 and $141,000 in proceeds from warrant exercises in the second quarter of 2011.

As of June 30, 2011, we had cash and cash equivalents of $865,000, negative working capital of $3.3 million, and an accumulated deficit of $93.0 million. Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through September 30, 2011.

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

We believe the following accounting policies and estimates are most critical to aid in understanding and evaluating our reported financial results.

Revenue Recognition

We receive revenue from our license agreements. Upfront non-refundable license fees are recognized as earned, or they are deferred and subsequently recognized into revenue on a straight-line basis over the contracted or estimated period of performance, which is typically the contractual term. Milestone payments are recognized on achievement of the milestone, unless the amounts received are creditable against royalties or we have on-going performance obligations. Royalty payments are recognized on sale of the related product, provided the royalty amounts are fixed and determinable, and collection of the related receivable is probable.

Accrued Expenses

We are required to estimate accrued expenses as part of preparing our financial statements. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of services for which we must estimate accrued expenses include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with our preclinical studies and clinical trials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs which have been incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us. Through the date of this filing, we have been able to reasonably estimate these costs; however, if we increase the level of services performed on our behalf, it will become increasingly more difficult for us to estimate these costs, which could result in our reported expenses for future periods being too high or too low.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We invest primarily in short-term, highly-rated investments, including U.S. government securities and certificates of deposit guaranteed by banks. Our market risk exposure consists principally of exposure to changes in interest rates. Because of the short-term maturities of our investments, however, we do not believe that a decrease in interest rates would have a significant negative impact on the value of our cash equivalents.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our audited financial statements as of and for the year ended December 31, 2010 were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report on our 2010 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We will require significant additional capital to fund our operations.

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, and preclinical studies.

Since 2007, we significantly reduced expenditures on our approved products and our product candidate pipeline. During the quarter ended June 30, 2011, we utilized capital primarily to progress development for our product candidate Duromist. During the remainder of 2011, we intend to use additional capital to complete the clinical trials for Duromist and file a New Drug Application for product approval. We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing, to complete the development of this product and other products in our product development pipeline.

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

As of June 30, 2011, we had $865,000 in cash and cash equivalents. Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through September 30, 2011.

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

We have incurred losses since inception and we may continue to incur losses for the foreseeable future. Royalty revenues for products which we license out are dependent upon the commercialization efforts of our partners, including the sales and marketing efforts of Akrimax relating to NitroMist and HiTech Pharmacal relating to Zolpimist.

We had an accumulated deficit as of June 30, 2011 of approximately $93.0 million and we incurred losses in each of our last three fiscal years, including net losses of approximately $2,666,000 for the year ended December 31, 2010, $7,577,000 for the year ended December 31, 2009 and $9,586,000 for the year ended December 31, 2008. Additionally, we have reported negative cash flows from operations of $3,280,000 for the year ended December 31, 2010, $1,578,000 for the year ended December 31, 2009 and $5,533,000 for the year ended December 31, 2008. We anticipate that, even with our limited research and development activities, we could incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our product candidates, and administrative costs associated with operating as a SEC registrant. We expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels.

Our ability to receive royalty revenue from the sale of our products and achieve profitability is dependent on a number of factors, including our ability to complete the development of our product candidates, obtain the required regulatory approvals and the successful commercialization of our product candidates by us or commercial partners. Our licensees for NitroMist and Zolpimist commercially launched these products in January 2011. We have not generated significant royalty revenue from the commercial sale of NitroMist and Zolpimist, and do not expect to generate significant royalty revenue from the sale of these approved products in the future. In addition, we cannot be certain as to when to anticipate commercializing and marketing any of our other product candidates in development, if at all, and cannot be certain whether we will generate any royalty revenue from the sale of these product candidates in the future.

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

Our future growth and profitability will be dependent upon our ability to complete the development of, obtain regulatory approvals for and license out or market our product candidates. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by frequent new product introductions. We anticipate that we will incur substantial operating expenses in connection with the development, testing and approval of our product candidates and expect these expenses to result in continuing and significant operating losses until such time, if ever, that we are able to achieve adequate levels of sales or license revenues.

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

We have no experience in the marketing or distribution of pharmaceutical products at the consumer level. Moreover, we do not have the financial or other resources to undertake extensive marketing and advertising activities. Accordingly, we intend generally to rely on marketing arrangements, including possible joint ventures, license or distribution arrangements with third-parties. Except for our agreements with Kwang Dong, Akrimax, HiTech Pharmacal, BioAlliance, Par, Velcera and Talon, we have not entered into any significant agreements or arrangements with respect to the marketing of our product candidates. We may not be able to enter into any such agreements or similar arrangements in the future and we may not be able to successfully market our products. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements, it could impair our ability to commercialize our products.

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

We are dependent on our suppliers.

We believe that the active ingredients used in the manufacture of our products and product candidates are presently available from numerous suppliers located in the U.S., Europe, India and Japan. We believe that certain raw materials, including inactive ingredients, are available from a limited number of suppliers and that certain packaging materials intended for use in connection with our spray products currently are available only from sole source suppliers. Although we do not believe we will encounter difficulties in obtaining the inactive ingredients or packaging materials necessary for the manufacture of our product candidates, we may not be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such materials.

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

We face intense competition.

There is intense competition in our market. We, or our licensees, may be competing against established, larger and/or better capitalized pharmaceutical companies with currently marketed products which are equivalent or functionally similar to those we intend to market. In addition, these companies and others are developing or may, in the future, engage in the development of products competitive with our products. Many of these companies possess greater marketing capabilities than we do, including the resources necessary to enable them to implement extensive advertising campaigns. Additionally, prices of drug products are significantly affected by competitive factors and tend to decline as competition increases. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as enhanced dosage form technologies gain greater acceptance. We may not be able to compete successfully with such competitors.

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

We may be exposed to potential product liability claims by end-users of our products. Although we obtain product liability insurance before the commercialization of any of our product candidates, we cannot guarantee such insurance will be sufficient to cover all possible liabilities to which we may be exposed. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development. The mere existence of a product liability claim could affect the market price of our common stock. In addition, certain food and drug retailers require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for retail distribution. Product liability insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. Failure to satisfy such insurance requirements could impede the ability of us or our distributors to achieve broad retail distribution of our product candidates, which could have a material adverse effect on us.

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

Furthermore, the life of our patents is limited. Such patents, which include relevant foreign patents, expire on various dates. We have filed, and when possible and appropriate, will file, other patent applications with respect to our product candidates and processes in the U.S. and in foreign countries. We may not be able to develop additional products or processes that will be patentable or additional patents may not be issued to us. See also “Risk Factors – If We Cannot Meet Requirements Under our License Agreements, We Could Lose the Rights to our Products.”

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

Mr. Steven B. Ratoff, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, has a relationship both with us as well as with certain of our affiliates, which creates the potential for a perceived conflict of interest. As of June 30, 2011, ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P., collectively referred to herein as ProQuest, directly and indirectly, beneficially owns approximately 38% of our outstanding common stock (assuming full exercise of the warrants held by ProQuest). As such, ProQuest may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Mr. Ratoff has served as a venture partner with ProQuest since December 2004. However, he has no authority for investment decisions by ProQuest.

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

Because our common stock is quoted on the Over-the-Counter Bulletin Board, or OTCBB, the liquidity of the common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was listed on NYSE Amex Equities or another national securities exchange.

We are influenced by current stockholders, officers and directors.

Our directors, executive officers and principal stockholders have the ability to influence corporation actions, including the election of our directors and most other stockholder actions and significant corporate events. As of June 30, 2011, our directors, executive officers and principal stockholders own approximately 27% of our common stock. Specifically, ProQuest has the ability to exert significant influence over matters submitted to our stockholders for approval. Such position may discourage or prevent any proposed takeover of us, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices.

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

During the six months ended June 30, 2011, the closing price of our common stock has ranged from $0.04 to $0.22. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. Our relatively low volume and low number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

We are authorized to issue a total of 750,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of June 30, 2011, there were 133,590,615 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants.

As of June 30, 2011, we had outstanding stock options and warrants to purchase approximately 103.5 million shares of common stock, the exercise prices of which range between $0.035 per share and $3.18 per share. We have reserved shares of our common stock for issuance in connection with the potential exercises thereof. In addition, as of June 30, 2011, 720,000 and 10,281,000 shares remain available for issuance under the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, respectively.

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

While we have no present plans to issue any additional shares of preferred stock, our Board has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of our common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. A person who has beneficially owned restricted shares of our common stock for at least six months but who is also our affiliate at the time of, or at any time during the three months preceding, a sale would be subject to additional restrictions, by which such person would be entitled to sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Sales both by affiliates and by non-affiliates may also need to comply with the manner of sale, current public information and notice provisions of Rule 144.

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

As of June 30, 2011, we have 133,590,615 shares of common stock issued and outstanding and approximately 103.5 million shares of common stock issuable upon the exercise of outstanding stock options and warrants.

In the event we wish to offer and sell shares of our common stock in excess of the 750,000,000 shares of common stock currently authorized by our certificate of incorporation, we will first need to receive stockholder approval. Such stockholder approval has the potential to adversely affect the timing of any potential transactions.

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

Exhibit No.	Description	Method of Filing

3.1	Certificate of Amendment to the Certificate of Incorporation of the Company	Filed herewith.

10.1	Form of Consent Agreement by and among the Company and certain investors	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 31, 2011.

31.1	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Principal Executive, Financial and Accounting Officer under 18 USC 1350, Section 1330 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: August 12, 2011	By:	/s/ Steven B. Ratoff
Steven B. Ratoff
President, Chief Executive Officer and Interim Chief Financial Officer (principal executive, financial and accounting officer)