Form 10-Q
period 2011-09-30
NOVADEL PHARMA INC
filed 2011-11-01
CIK 1043873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 25, 2011, the issuer had 134,890,615 shares of common stock, $0.001 par value, outstanding.

NovaDel Pharma Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NovaDel Pharma Inc.

Condensed Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$429,000	$900,000
Receivables	—	744,000
Prepaid expenses and other current assets	70,000	346,000

Total current assets	499,000	1,990,000

Property and equipment, net	144,000	221,000
Other assets	7,000	7,000

Total assets	$650,000	$2,218,000

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$339,000	$356,000
Accrued expenses and other current liabilities	172,000	146,000
Derivative liability	1,744,000	611,000
Current portion of deferred revenue	259,000	3,259,000

Total current liabilities	2,514,000	4,372,000

Non-current portion of deferred revenue	6,495,000	3,689,000

Total liabilities	9,009,000	8,061,000

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 134,890,615 and 98,681,029 shares issued at September 30, 2011 and December 31, 2010, respectively	135,000	99,000
Additional paid-in capital	83,369,000	79,496,000
Accumulated deficit	(91,857,000)	(85,432,000)
Treasury stock, at cost, 3,012 shares	(6,000)	(6,000)

Total stockholders’ deficiency	(8,359,000)	(5,843,000)

Total liabilities and stockholders’ deficiency	$650,000	$2,218,000

See accompanying notes.

NovaDel Pharma Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Royalties	$50,000	$—	$177,000	$—
Milestone fees	—	—	—	62,000
License fees	65,000	66,000	195,000	199,000

Total revenue	115,000	66,000	372,000	261,000

Operating expenses:
Research and development	357,000	1,011,000	1,389,000	2,017,000
General and administrative	565,000	578,000	1,950,000	2,365,000

Total operating expenses	922,000	1,589,000	3,339,000	4,382,000

Loss from operations	(807,000)	(1,523,000)	(2,967,000)	(4,121,000)

Other income (expense):
Change in derivative liability	1,979,000	210,000	5,663,000	391,000
Change in conversion feature liability	—	—	27,000	—
Interest expense	—	—	(9,148,000)	(1,000)
Interest income	—	1,000	—	1,000

Total other income (expense)	1,979,000	211,000	(3,458,000)	391,000

Net income (loss)	$1,172,000	$(1,312,000)	$(6,425,000)	$(3,730,000)

Basic and diluted earnings (loss) per common share	$0.01	$(0.01)	$(0.05)	$(0.04)

Weighted average common shares outstanding – basic	134,628,658	97,918,458	122,252,393	94,786,590

Weighted average common shares outstanding – diluted	141,903,070	97,918,458	122,252,393	94,786,590

See accompanying notes.

NovaDel Pharma Inc.

Condensed Statement of Changes in Stockholders’ Deficiency

(Unaudited)

	Common Stock		Additional	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Stock	Deficiency
Balance, December 31, 2010	98,681,029	$99,000	$79,496,000	$(85,432,000)	$(6,000)	$(5,843,000)
Share-based compensation expense			168,000			168,000
Conversion of convertible preferred stock	30,987,052	31,000	3,188,000			3,219,000
Warrants exercised	5,273,406	5,000	474,000			479,000
Warrants issued			52,000			52,000
Restricted stock retired	(50,872)		(9,000)			(9,000)
Net loss for the nine month period				(6,425,000)		(6,425,000)

Balance, September 30, 2011	134,890,615	$135,000	$83,369,000	$(91,857,000)	$(6,000)	$(8,359,000)

See accompanying notes.

NovaDel Pharma Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(6,425,000)	$(3,730,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	159,000	430,000
Depreciation and amortization	77,000	77,000
Change in derivative liability	(5,663,000)	(391,000)
Change in conversion feature liability	(27,000)	—
Interest expense	9,148,000	—
Changes in operating assets and liabilities:
Receivables	744,000	—
Other assets	—	12,000
Prepaid expenses and other current assets	276,000	1,034,000
Accounts payable	(17,000)	6,000
Accrued expenses and other current liabilities	27,000	(10,000)
Deferred revenue	(194,000)	(199,000)

Net cash used in operating activities	(1,895,000)	(2,771,000)

Investing activities
Return of lease deposits	—	17,000

Net cash provided by investing activities	—	17,000

Financing activities
Net proceeds from exercise of warrants	187,000	—
Net proceeds from issuance of common stock and warrants	—	1,514,000
Net proceeds from issuance of convertible preferred stock and warrants	1,237,000	—
Payments of capital lease obligations	—	(14,000)

Net cash provided by financing activities	1,424,000	1,500,000

Net decrease in cash and cash equivalents	(471,000)	(1,254,000)
Cash and cash equivalents at beginning of period	900,000	2,663,000

Cash and cash equivalents at end of period	$429,000	$1,409,000

Supplemental disclosure of cash flow information
Common stock issued from convertible preferred stock conversion	$3,219,000	—
Additional paid in capital for exercised warrants	$292,000	—
Placement agent warrants issued	$52,000	—
Derivative liability	—	$913,000
Cash paid for interest	—	$1,000

See accompanying notes.

NovaDel Pharma Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements of NovaDel Pharma Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accrual adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2011. The December 31, 2010 condensed balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP and included in the Form 10-K filing. For more complete information, these unaudited condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Form 10-K filed with the Securities and Exchange Commission. References in this report to “NovaDel,” “Company,” “we,” “us,” and “our” refer to NovaDel Pharma Inc.

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

As of September 30, 2011, we had cash and cash equivalents of $429,000, negative working capital of $2.0 million, and an accumulated deficit of $91.9 million. Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through December 31, 2011.

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

Our management plans to address the expected shortfall of working capital by securing additional funding through equity financings, strategic alternatives or similar transactions. There can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will likely file for bankruptcy.

Note 4 – Earnings or Loss Per Share

Basic earnings and loss per share is calculated by dividing the net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing the net earnings by the weighted average number of common shares and the dilutive effect of common share equivalents outstanding for the period. For the purposes of this calculation, restricted stock, stock options and warrants are considered to be common share equivalents, and are determined using the treasury stock method. Common share equivalents are only included in the calculation of diluted earnings or loss per share when their effect is dilutive. There is no difference between basic loss per share and diluted loss per share, because the effect on the earnings per share is anti dilutive for the nine months ended September 30, 2010 and 2011 and the three months ended September 30, 2010. The Company had a profit of $1,172,000 for the three months ended September 30, 2011, and, therefore, the effect of an additional 7.3 million warrants would be dilutive to earnings per share. The computed effect is $0.00 resulting in dilutive earnings per share of $0.01. For the three and nine months ended September 30, 2011, the number of restricted stock, stock options and warrants not included in the computation totaled 75 million and 102 million, respectively. In both the three and nine months ended September 30, 2010 the number of restricted stock, stock options and warrants not included in the computation totaled 33.3 million.

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

As convertible preferred stock converted into common stock, the Company reduces the fair value of the conversion feature attributable to the convertible preferred shares converted and records the value as additional paid in capital. During the six months ended June 30, 2011, the Company recognized the remaining $962,000 of the conversion feature liability in connection with the remaining shares that were converted.

The change in the fair value of the conversion feature liability resulted in a net gain of $27,000 for the nine month period ended September 30, 2011. The fair value of conversion feature outstanding at September 30, 2011 was $0 since all of the remaining shares were converted through June 30, 2011.

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

The original fair value of the embedded conversion feature of $1,579,000, the original fair value of the warrants of $7,087,000 and the original issue discount of $67,000 were recorded as discounts to the convertible preferred stock. As a result, the value of the convertible preferred stock liability was reduced to zero. Discounts exceeding the fair value of the convertible preferred stock of $7,066,000 were recorded as interest expense. The discounts to the convertible preferred stock are accreted to interest expense as the convertible preferred stock is converted into common shares. The discount accreted to interest expense for the three month and nine month periods ended September 30, 2011 was $0 and $1,667,000, respectively.

In addition, the Company incurred $415,000 of direct costs including warrants issued to our placement agent as part of their compensation for the transaction. The warrants allow for the purchase of up to 333,400 shares of our common stock at an exercise price of $0.15 per share, are only exercisable after June 8, 2012, and expire on June 8, 2017. The fair value of placement agent warrants were computed using the Black-Scholes model under the following assumptions: (1) expected life of 5 years; (2) volatility of 116%, (3) risk free interest of 2.26%, and (4) dividend rate of 0%. The fair value of the warrants was $52,000. The placement agent warrants do not contain provisions that would require liability classification in accordance with ASC 815 – Derivatives and Hedging. The direct costs are recorded as convertible preferred stock issuance costs in other assets. The convertible preferred stock issuance costs are amortized to interest expense as the convertible preferred stock is converted into common stock. Total costs amortized to interest expense for the three month and nine month periods ended September 30, 2011 were $0 and $415,000, respectively.

Between February 2011 and June 2011, the 1,667 shares of the convertible preferred stock were converted into 30,987,052 shares of common stock. As of September 30, 2011, no shares of convertible preferred stock were outstanding.

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

Warrant	Exercise Price	Number of Warrants	Expiration Date	Fair Value September 30, 2011
Series A	$0.04	26,859,369	March, 31, 2015	$810,000
Series PA	$0.15	16,670,000	June 8, 2017	447,000
Series PB	$0.10	16,670,000	Feb 14, 2012	40,000
Series PC	$0.15	16,670,000	June 8, 2017	447,000

Total				$1,744,000

The Company estimated the fair value of the Series PA, PB and PC Warrants on the grant date of February 14, 2011 to be $7,087,000. As discussed in Note 5, the Company immediately recognized the value of the warrants that exceeded the fair value of the convertible preferred stock as interest expense and recorded a corresponding derivative liability. As of September 30, 2011, the fair value of the warrants deemed to be derivatives was $1,744,000, as compared to the December 31, 2010 fair value of $611,000, resulting in a reduction in the derivative liability and a corresponding recognition of $5,663,000 in gain in the change in derivative liability for the nine months ended September 30, 2011. In addition, the derivative liability was reduced related to warrant exercises by $292,000 with a corresponding increase in additional paid-in capital.

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

Financial liabilities carried at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are classified in the tables below in one of the three categories described above:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative liability	—	$1,744,000	—	$1,744,000

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liability	—	$611,000	—	$611,000

The assumptions used in the September 30, 2011 fair value measurement of warrants are as follows:

	Series A	Series PA & PC	Series PB
Discount Rate	1.02%	1.02%	1.02%
Volatility	125%	125%	125%
Expected Term	3.5 years	4.69 years	0.38 years
Dividend Yield	0%	0%	0%

The assumptions used in the February 14, 2011 fair value measurement of warrants are as follows:

	Series PA & PC	Series PB
Discount Rate	2.26%	2.26%
Volatility	116%	116%
Expected Term	5 years	1 year
Dividend Yield	0%	0%

Note 7 – Revenue from Licensing Agreements

Royalty payments are recognized on sale of the related product, provided the royalty amounts are fixed and determinable, and collection of the related receivable is probable.

As of September 30, 2011, the Company has the following deferred revenue from licensing agreements:

	Total	Current	Non Current
Hi-Tech Pharmacal Co., Inc.	$3,000,000	$—	$3,000,000
BioAlliance Pharma SA	2,481,000	154,000	2,327,000
Velcera, Inc.	973,000	75,000	898,000
Other	300,000	30,000	270,000

Totals	$6,754,000	$259,000	$6,495,000

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

Note 8 – Share-Based Compensation

The Company recorded share-based compensation expense of $42,000 and $159,000 for the three and nine months ended September 30, 2011, and $107,000 and $430,000 for the three and nine months ended September 30, 2010. We will continue to incur share-based compensation charges in future periods. As of September 30, 2011, unamortized share-based compensation expense of $200,000 remains to be recognized, which is comprised of $34,000 related to non-performance based stock options to be recognized over a weighted average period of .26 years, and $166,000 related to performance-based stock options which vest upon reaching certain milestones. Expenses related to the performance-based stock options will be recognized if and when the Company determines that it is probable that the milestone will be reached. No options were exercised during the nine month periods ended September 30, 2011 and 2010.

During the nine months ended September 30, 2011 and 2010, employees and non-employee directors of the Company were granted stock options under our 2006 Stock Option Plan per the table below:

Period Ended	Grants Issued	Weighted Average Exercise Price	Weighted Average Fair Value
September 30, 2011	150,000	$0.06	$0.04
September 30, 2010	900,000	$0.19	$0.13

Note 9 – Related Party Transactions

In September 2006, the Board of Directors appointed Steven B. Ratoff as Chairman of the Board. In connection with Mr. Ratoff’s appointment as Chairman of the Board, the Board entered into a consulting arrangement to compensate Mr. Ratoff for his efforts. This arrangement ended in December 2009. In January 2010, our Board of Directors appointed Steven B. Ratoff as President and Chief Executive Officer. Effective as of August 1, 2011, Mr. Ratoff also serves as our Chief Financial Officer and Corporate Secretary, after the resignation of Craig Johnson, our former Chief Financial Officer and Corporate Secretary.

Mr. Ratoff has served as a venture partner with ProQuest Investments, or ProQuest, since December 2004. Mr. Ratoff has no authority for investment decisions made by ProQuest. As of September 30, 2011, ProQuest owns 34.7million common shares, or 26%, of our common stock.

We entered into an employment agreement with David H. Bergstrom, Ph.D. on December 4, 2006 (the “Employment Agreement”). The Employment Agreement expired by its terms on December 4, 2009. On December 31, 2009, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved the recommendation to maintain Dr. Bergstrom’s services and to continue his employment on the same terms and conditions as the Employment Agreement for a period of one year from the expiration date of the Employment Agreement. On March 23, 2011, the Compensation Committee approved the recommendation to further extend Dr. Bergstrom’s employment on the same terms and conditions as the Employment Agreement through June 30, 2011.

On July 5, 2011, the Compensation Committee approved the recommendation to further extend Dr. Bergstrom’s employment on the same terms and conditions as the Employment Agreement through June 30, 2012. On July 5, 2011, the Company and Dr. Bergstrom entered into an amendment (the “Amendment”) to the Employment Agreement memorializing the extended term through June 30, 2012.

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

Overview

Company Overview

NovaDel Pharma Inc. is a specialty pharmaceutical company that develops oral spray formulations of marketed pharmaceutical products. Our patented oral spray drug delivery technology seeks to improve the efficacy, safety, patient compliance, and patient convenience for a broad range of prescription medications. Our products and product candidates are as follows:

	Active Ingredient	Indications	Stage of Development	Partner(s)
Products
NitroMist®	Nitroglycerin	Angina Pectoris	Market	Akrimax Pharmaceuticals
Zolpimist®	Zolpidem	Insomnia	Market	Hi-Tech Pharmacal and Rechon Life Science AB
Product Candidates
Duromist®	Sildenafil	Erectile Dysfunction	Clinical development	—
ZensanaTM	Ondansetron	Nausea/Vomiting	Preclinical development	Talon Therapeutics
Par Pharmaceutical
BioAlliance Pharma
Kwang Dong Pharma
NVD-201	Sumatriptan	Migraine headache	Preclinical development	—
NVD-301	Midazolam	Pre-Procedure Anxiety	Preclinical development	—

NitroMist®

NitroMist is our oral spray formulation of nitroglycerin. It has been approved by the United States Food and Drug Administration, or FDA, for acute relief of an attack of angina pectoris, or acute prophylaxis of angina pectoris, due to coronary artery disease. NitroMist is marketed by Akrimax Pharmaceuticals LLC in the U.S. Akrimax Pharmaceuticals began marketing NitroMist in January 2011. We are eligible to receive royalty payments of up to 17% of net sales. In the second and third quarter of 2011, we received royalty payments totaling $127,000 and $50,000, respectively.

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

On August 22, 2011, we entered into an exclusive license and distribution agreement with Rechon Life Science AB to manufacture and commercialize Zolpimist® outside of the United States, Canada, Israel and North and South Korea. Rechon will pay a royalty on each unit shipped from Rechon’s manufacturing facility. Under the terms of the agreement, Rechon is required to complete and submit a regulatory filing for Zolpimist in the European Union. In addition, Rechon is required to launch Zolpimist in at least three countries outside the European Union within 12 months.

Duromist®

Duromist, our oral spray formulation of sildenafil, is being developed for the treatment of erectile dysfunction. Sildenafil is the active ingredient in Viagra®, a leading prescription medication for the treatment of erectile dysfunction, marketed by Pfizer. Pfizer also markets sildenafil as Revatio® for the treatment of pulmonary arterial hypertension (PAH). The patent for Revatio® is expected to expire in the second quarter of 2012. We believe that an oral spray version of sildenafil may afford faster onset of therapeutic action, and may allow for a lower dose compared to tablets for both of these indications.

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

In February 2011, we had a pre-IND meeting with the FDA. At that meeting we discussed the requirements for opening an IND, as well as the clinical and nonclinical development plan for a new drug application, or NDA, for Duromist. In June 2011, we opened the IND. In order to complete the required clinical and nonclinical work, and file a NDA we will need to secure additional funding or obtain a development partner.

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

NVD-201

NVD-201 is our oral spray formulation of sumatriptan. Sumatriptan is the active ingredient in Imitrex®, a leading prescription medication for the treatment of migraine headache, marketed by GSK. We have completed a series of pilot PK clinical trials evaluating multiple doses of NVD-201 given to healthy adults. We have also completed a pilot efficacy clinical trial of NVD-201. We believe the results from these trials demonstrate NVD-201 is safe and effective in relieving migraine headaches at a dose lower than sumatriptan tablets. In order to pursue further preclinical development of this product candidate, we will need to secure project financing, equity financing or a development partner.

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

As of September 30, 2011, we had cash and cash equivalents of $429,000, negative working capital of $2.0 million, and an accumulated deficit of $91.9 million. Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through December 31, 2011.

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

Our management plans to address the expected shortfall of working capital by securing additional funding through equity financings, strategic alternatives or similar transactions. There can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will likely file for bankruptcy.

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

Comparison of the Nine Months ended September 30, 2011 and 2010

Revenue earned for the nine months ended September 30, 2011 was $372,000 as compared to $261,000 for the nine months ended September 30, 2010. The increase was due to a $177,000 royalty received for NitroMist® in 2011 offset by a decrease in milestone fees. In 2011, we did not receive any milestone payments. In 2010, we received a milestone payment of $62,000 from Velcera.

Total operating expenses for the first nine months decreased by $1,043,000, or 24%, from $4,382,000 in 2010 to $3,339,000 in 2011.

Research and development expenses decreased by $628,000, or 31%, from $2,017,000 for the nine months ended September 30, 2010 to $1,389,000 for the same period in 2011. Research and development expense primarily consists of costs to manufacture our product candidates, fees to contract research organizations for preclinical studies and clinical trials, fees to professional service providers for regulatory and other product development services, allocated salaries and benefits, and allocated facility and administrative costs. The decrease is attributable to cost containment measures in an effort to preserve cash.

General and administrative expenses decreased by $415,000, or 18%, from $2,365,000 for the nine months ended September 30, 2010 to $1,950,000 for the same period in 2011. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, facility costs, and other corporate expenses. The decrease is primarily attributable to reduced professional fees reflecting reduced usage of outside financial services and lower legal costs. Reductions in personnel costs, due to a decrease in headcount, as well as reduced facility costs, due to the relocation of our offices also contributed to lower expenses.

Change in derivative liability for the nine months ended September 30, 2011 was $5,663,000, all of which was non-cash income. The derivative liability is related to warrants issued in conjunction with our convertible preferred stock offering in February 2011 and our common stock offering in March 2010. The income reflects a decline in the fair value of the underlying warrants as of September 30, 2011 and is attributed primarily to a decline in the stock price as of September 30, 2011 from prior valuation dates. For the nine months ended September 30, 2010, the change in derivative liability was $391,000 and related to our common stock offering in March 2010.

Interest expense for the nine months ended September 30, 2011 was $9,148,000 and related to our convertible preferred stock offering. Discounts exceeding the fair value of the convertible preferred stock of $7,066,000 were recorded as interest expense and primarily represent the original fair value of the warrants. The discounts to the convertible preferred stock are accreted to interest expense as the convertible preferred stock is converted into common shares. The discount accreted to interest expense for the nine months ended September 30, 2011 was $1,667,000. Additionally, the convertible preferred stock issuance costs are amortized to interest expense as the convertible preferred stock is converted into common stock. Total costs amortized to interest expense for the nine months ended September 30, 2011 were $415,000.

The resulting net loss for the nine months ended September 30, 2011 was $6,425,000 as compared to $3,730,000 for the nine months ended September 30, 2010.

Comparison of the Three Months ended September 30, 2011 and 2010

Revenue earned for the three months ended September 30, 2011 was $115,000 as compared to $66,000 for the three months ended September 30, 2010. The increase was due to a $50,000 royalty received for NitroMist in the third quarter of 2011.

Total operating expenses for the three months ended September 30, 2011 decreased by $667,000, or 42%, from $1,589,000 in 2010 to $922,000 in 2011.

Research and development expenses decreased by $654,000, or 65%, from $1,011,000 for the three months ended September 30, 2010 to $357,000 for the same period in 2011. Research and development expense primarily consists of costs to manufacture our product candidates, fees to contract research organizations for preclinical studies and clinical trials, fees to professional service providers for regulatory and other product development services, allocated salaries and benefits, and allocated facility and administrative costs. The decrease is attributable to cost containment measures in an effort to preserve cash.

General and administrative expenses decreased by $13,000, or 2%, from $578,000 for the three months ended September 30, 2010 to $565,000 for the same period in 2011. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees, facility costs, and other corporate expenses.

Change in derivative liability for the three months ended September 30, 2011 was $1,979,000, all of which was non-cash income. The derivative liability is related to warrants issued in conjunction with our convertible preferred stock offering in February 2011 and our common stock offering in March 2010. The income reflects a decrease in the fair value of the underlying warrants as of September 30, 2011 as compared to the fair value at June 30, 2011, and is attributed primarily to a decrease in the stock price between those periods. For the three months ended September 30, 2010, the change in derivative liability was $210,000 and related to our common stock offering in March 2010.

The resulting net profit for the three months ended September 30, 2011 was $1,172,000 as compared to a net loss of $1,312,000 for the three months ended September 30, 2010.

Liquidity and Capital Resources

From inception through September 30, 2011, we have incurred a cumulative net loss of $91.9 million. We have financed our operations primarily through public and private offerings of securities, revenue from strategic partnership agreements, and proceeds from loans and capital contributions from our principal stockholders.

Our cash used in operating activities was $1,895,000 and $2,771,000 for the nine months ended September 30, 2011 and 2010, respectively. The decrease in cash used was primarily due to the $1,057,000 received from the sale of net operating losses in first quarter 2010 which sale did not reoccur in 2011. This was partially offset by non-cash charges associated with our February 2011 convertible preferred stock offering and the collection of $744,000 in receivables in the first quarter of 2011. Net cash flows provided by financing activities were $1,424,000 for the nine months ended September 30, 2011, and resulted from $1,237,000 in net proceeds received relating to issuance of convertible preferred stock and warrants in the first quarter 2011 and $187,000 in proceeds from warrant exercises in 2011.

As of September 30, 2011, we had cash and cash equivalents of $429,000, negative working capital of $2.0 million, and an accumulated deficit of $91.9 million. Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through December 31, 2011.

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

Our management plans to address the expected shortfall of working capital by securing additional funding through equity financings, strategic alternatives or similar transactions. There can be no assurance that we will be able to obtain any sources of funding. If we are unsuccessful in securing funding from any of these sources, we will likely file for bankruptcy.

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

Accrued Expenses

We are required to estimate accrued expenses as part of preparing our financial statements. This process involves identifying services, which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of services for which we must estimate accrued expenses include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with our preclinical studies and clinical trials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs which have been incurred, or we under- or over-estimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us. Through the date of this filing, we have been able to reasonably estimate these costs; however, if we increase the level of services performed on our behalf, it will become increasingly more difficult for us to estimate these costs, which could result in our reported expenses for future periods being too high or too low.

Share-Based Compensation

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

Derivative Financial Instruments

We recognize all derivative financial instruments as assets or liabilities in the financial statements and measure them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants are accounted for as derivatives.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures or controls and other procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our audited financial statements as of and for the year ended December 31, 2010 were prepared under the assumption that we will continue our operations as a going concern. We were incorporated in 1982, and have a history of losses. As a result, our independent registered public accounting firm in their audit report on our 2010 Financial Statements has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations. Given the recent downturn in the economy, such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, we will likely file for bankruptcy, and our stockholders may lose some or all of their investment in us.

We will require significant additional capital to fund our operations.

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, and preclinical studies.

Since 2007, we significantly reduced expenditures on our approved products and our product candidate pipeline. During the quarter ended September 30, 2011, we utilized capital to maintain operations and to progress development for our product candidate Duromist. We will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing, to complete the development of this product and other products in our product development pipeline.

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

We are seeking to raise additional capital in 2011 to fund our operations and future development. A capital raise could include the securing of funds through new strategic partnerships or collaborations, the sale of common stock or other equity securities or the issuance of debt. In the event we do not enter into a license agreement or other strategic transaction in which we receive an upfront fee or payment, or we do not undertake a financing of debt or equity securities, we will not have sufficient cash on hand to fund operations and will likely file for bankruptcy. We can give no assurances that we will be able to enter into a strategic transaction or raise any additional capital or if we do, that such additional capital will be sufficient to meet our needs, or on terms favorable to us.

As of September 30, 2011, we had $429,000 in cash and cash equivalents. Based on our operating plan, we expect that our existing cash and cash equivalents will fund our operations only through December 31, 2011.

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

We had a loss of $6,425,000 for the nine months ended September 30, 2011 and an accumulated deficit as of September 30, 2011 of approximately $91.9 million and we incurred losses in each of our last three fiscal years, including net losses of approximately $2,666,000 for the year ended December 31, 2010, $7,577,000 for the year ended December 31, 2009 and $9,586,000 for the year ended December 31, 2008. Additionally, we have reported negative cash flows from operations of $3,280,000 for the year ended December 31, 2010, $1,578,000 for the year ended December 31, 2009 and $5,533,000 for the year ended December 31, 2008. We anticipate that, even with our limited research and development activities, we could incur substantial operating expenses in connection with continued research and development, clinical trials, testing and approval of our product candidates, and administrative costs associated with operating as a SEC registrant. We expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels.

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

We have no experience in the marketing or distribution of pharmaceutical products at the consumer level. Moreover, we do not have the financial or other resources to undertake extensive marketing and advertising activities. Accordingly, we intend generally to rely on marketing arrangements, including possible joint ventures, license or distribution arrangements with third-parties. Except for our agreements with Kwang Dong, Akrimax, HiTech Pharmacal, BioAlliance, Par, Velcera, Talon and Rechon, we have not entered into any significant agreements or arrangements with respect to the marketing of our product candidates. We may not be able to enter into any such agreements or similar arrangements in the future and we may not be able to successfully market our products. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements, it could impair our ability to commercialize our products.

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

In the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our current and future products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act or PPACA, which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increased the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes (effective October 1, 2011), which could increase the amount of our Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2010). Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

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

We have entered into strategic license agreements with: (i) Talon, for the development and marketing rights in the U.S. and Canada which were subsequently sublicensed to Par for our ondansetron oral spray, Zensana, (ii) Velcera, in connection with veterinary applications for currently marketed veterinary drugs, (iii) BioAlliance Pharma SA, for the European rights for ondansetron oral spray, Zensana, (iv) Mist Acquisition, LLC, for the manufacturing and commercialization rights in the United States, Canada and Mexico for our lingual spray version of nitroglycerine, NitroMist, (v) ECR Pharmaceuticals Company, for the manufacturing and commercialization rights in the United States and Canada for our oral spray formulation of zolpidem tartrate, Zolpimist, (vi) Kwang Dong Pharmaceuticals, for the South Korean rights for ondansetron oral spray, Zensana and (vii) Rechon Life Science AB, for the manufacturing and commercialization rights outside the United States, Canada, Israel and North and South Korea for our oral spray formulation of zolpidem tartrate, Zolpimist.

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

Mr. Steven B. Ratoff, our Chairman, President, Chief Executive and Interim Chief Financial Officer, has a relationship both with us as well as with certain of our affiliates, which creates the potential for a perceived conflict of interest. As of September 30, 2011, ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P., and ProQuest Investments III, L.P., collectively referred to herein as ProQuest, directly and indirectly, beneficially owns approximately 38% of our outstanding common stock (assuming full exercise of the warrants held by ProQuest). As such, ProQuest may be deemed to be our affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Mr. Ratoff has served as a venture partner with ProQuest since December 2004. However, he has no authority for investment decisions by ProQuest.

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

Our directors, executive officers and principal stockholders have the ability to influence corporation actions, including the election of our directors and most other stockholder actions and significant corporate events. As of September 30, 2011, our directors, executive officers and principal stockholders own approximately 27% of our common stock. Specifically, ProQuest has the ability to exert significant influence over matters submitted to our stockholders for approval. Such position may discourage or prevent any proposed takeover of us, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices.

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

During the nine months ended September 30, 2011, the closing price of our common stock has ranged from $0.03 to $0.22. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. Our relatively low volume and low number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

We are authorized to issue a total of 750,000,000 shares of common stock and 1,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders. As of September 30, 2011, there were 134,890,615 shares of common stock issued and outstanding. However, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants.

As of September 30, 2011, we had outstanding stock options and warrants to purchase approximately 102.0 million shares of common stock, the exercise prices of which range between $0.035 per share and $3.18 per share. We have reserved shares of our common stock for issuance in connection with the potential exercises thereof. In addition, as of September 30, 2011, 720,000 and 10,298,000 shares remain available for issuance under the 1998 Stock Option Plan and the 2006 Equity Incentive Plan, respectively.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. A person who has beneficially owned restricted shares of our common stock for at least six months but who is also our affiliate at the time of, or at any time during the three months preceding, a sale would be subject to additional restrictions, by which such person would be entitled to sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Sales both by affiliates and by non-affiliates may also need to comply with the manner of sale, current public information and notice provisions of Rule 144.

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

As of September 30, 2011, we have 134,890,615 shares of common stock issued and outstanding and approximately 102 million shares of common stock issuable upon the exercise of outstanding stock options and warrants.

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

Exhibit No.	Description	Method of Filing

10.1	Amendment to the Employment Agreement, dated July 5, 2011, by and between the Company and David H. Bergstrom, Ph.D.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 8, 2011.

10.2+	License and Distribution Agreement, dated August 18, 2011, by and between the Company and Rechon Life Science AB.	Filed herewith.

31.1	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Principal Executive, Financial and Accounting Officer under 18 USC 1350, Section 1330 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential Treatment Requested. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NovaDel Pharma Inc.

Date: November 1, 2011	By:	/s/ Steven B. Ratoff
Steven B. Ratoff
President, Chief Executive Officer and Interim Chief Financial Officer (principal executive, financial and accounting officer)